Form 10-Q
period 2012-06-30
PARTNERRE LTD
filed 2012-08-02
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of July 30, 2012 was 62,192,989.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

August 2, 2012

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2012, $12,994,604; 2011, $13,394,404)	$13,619,948	$13,941,829
Short-term investments, trading securities, at fair value (amortized cost: 2012, $31,943; 2011, $42,563)	31,984	42,571
Equities, trading securities, at fair value (cost: 2012, $1,005,118; 2011, $917,613)	1,050,017	944,691
Other invested assets	329,996	358,154

Total investments	15,031,945	15,287,245
Funds held – directly managed (cost: 2012, $1,197,479; 2011, $1,241,222)	1,233,008	1,268,010
Cash and cash equivalents, at fair value, which approximates amortized cost	1,512,418	1,342,257
Accrued investment income	160,392	189,074
Reinsurance balances receivable	2,358,432	2,059,976
Reinsurance recoverable on paid and unpaid losses	434,083	397,788
Funds held by reinsured companies	783,311	796,290
Deferred acquisition costs	620,277	547,202
Deposit assets	256,607	241,513
Net tax assets	37,711	66,574
Goodwill	455,533	455,533
Intangible assets	116,081	133,867
Other assets	72,165	70,044

Total assets	$23,071,963	$22,855,373

Liabilities
Unpaid losses and loss expenses	$10,661,012	$11,273,091
Policy benefits for life and annuity contracts	1,635,547	1,645,662
Unearned premiums	2,008,384	1,448,841
Other reinsurance balances payable	496,020	443,873
Deposit liabilities	256,773	249,382
Net tax liabilities	309,630	297,153
Accounts payable, accrued expenses and other	186,015	208,840
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,374,370	16,387,831

Shareholders’ Equity
Common shares (par value $1.00; issued: 2012, 85,141,999 shares; 2011, 84,766,693 shares)	85,142	84,767
Preferred shares (par value $1.00; issued and outstanding: 2012 and 2011, 35,750,000 shares; aggregate liquidation value: 2012 and 2011, $893,750)	35,750	35,750
Additional paid-in capital	3,831,921	3,803,796
Accumulated other comprehensive loss:
Currency translation adjustment	2,317	4,267
Other accumulated comprehensive loss (net of tax of: 2012, $6,449; 2011, $6,590)	(16,967)	(16,911)
Retained earnings	4,460,655	4,035,103
Common shares held in treasury, at cost (2012, 22,584,510 shares; 2011, 19,444,365 shares)	(1,701,225)	(1,479,230)

Total shareholders’ equity	6,697,593	6,467,542

Total liabilities and shareholders’ equity	$23,071,963	$22,855,373

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Revenues
Gross premiums written	$1,163,243	$1,082,205	$2,730,726	$2,639,766

Net premiums written	$1,136,046	$1,056,467	$2,609,331	$2,526,887
(Increase) decrease in unearned premiums	(45,168)	50,978	(528,623)	(354,853)

Net premiums earned	1,090,878	1,107,445	2,080,708	2,172,034
Net investment income	153,506	158,328	300,402	309,962
Net realized and unrealized investment gains (losses)	38,132	78,199	230,867	(34,000)
Other income	2,654	1,596	5,400	3,408

Total revenues	1,285,170	1,345,568	2,617,377	2,451,404
Expenses
Losses and loss expenses and life policy benefits	706,137	814,523	1,282,623	2,421,740
Acquisition costs	232,723	229,251	444,330	437,100
Other operating expenses	106,184	113,694	204,358	217,991
Interest expense	12,223	12,214	24,443	24,514
Amortization of intangible assets	8,893	9,165	17,786	17,992
Net foreign exchange gains	(7,770)	(8,737)	(5,181)	(9,433)

Total expenses	1,058,390	1,170,110	1,968,359	3,109,904

Income (loss) before taxes and interest in (losses) earnings of equity investments	226,780	175,458	649,018	(658,500)
Income tax expense	50,136	50,085	117,310	23,828
Interest in (losses) earnings of equity investments	(498)	(1,188)	4,579	(443)

Net income (loss)	176,146	124,185	536,287	(682,771)
Preferred dividends	15,405	8,631	30,811	17,263

Net income (loss) available to common shareholders	$160,741	$115,554	$505,476	$(700,034)

Comprehensive income (loss)
Net income (loss)	$176,146	$124,185	$536,287	$(682,771)
Change in currency translation adjustment	(19,157)	6,303	(1,950)	44,084
Change in other accumulated comprehensive income (loss), net of tax	1,055	(1,920)	(56)	(2,155)

Comprehensive income (loss)	$158,044	$128,568	$534,281	$(640,842)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$2.52	$1.71	$7.82	$(10.32)
Diluted net income (loss)	$2.50	$1.69	$7.76	$(10.32)
Weighted average number of common shares outstanding	63,816,027	67,628,052	64,610,127	67,811,366
Weighted average number of common shares and common share equivalents outstanding	64,423,036	68,442,300	65,132,928	67,811,366
Dividends declared per common share	$0.62	$0.60	$1.24	$1.15

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Common shares
Balance at beginning of period	$84,767	$84,033
Issuance of common shares	375	536

Balance at end of period	85,142	84,569

Preferred shares
Balance at beginning of period	35,750	20,800
Issuance of preferred shares	—	14,950

Balance at end of period	35,750	35,750

Additional paid-in capital
Balance at beginning of period	3,803,796	3,419,864
Issuance of common shares	28,125	25,421
Issuance of preferred shares	—	346,772

Balance at end of period	3,831,921	3,792,057

Accumulated other comprehensive (loss) income
Balance at beginning of period	(12,644)	4,056
Change in currency translation adjustment	(1,950)	44,084
Change in other accumulated comprehensive loss	(56)	(2,155)

Balance at end of period	(14,650)	45,985

Retained earnings
Balance at beginning of period	4,035,103	4,761,178
Net income (loss)	536,287	(682,771)
Dividends on common shares	(79,924)	(77,746)
Dividends on preferred shares	(30,811)	(17,263)

Balance at end of period	4,460,655	3,983,398

Common shares held in treasury
Balance at beginning of period	(1,479,230)	(1,083,012)
Repurchase of common shares	(221,995)	(226,703)

Balance at end of period	(1,701,225)	(1,309,715)

Total shareholders’ equity	$6,697,593	$6,632,044

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Cash flows from operating activities
Net income (loss)	$536,287	$(682,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	64,054	37,494
Amortization of intangible assets	17,786	17,992
Net realized and unrealized investment (gains) losses	(230,867)	34,000
Changes in:
Reinsurance balances, net	(281,652)	(361,501)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	33,925	11,481
Funds held by reinsured companies and funds held – directly managed	36,609	552,361
Deferred acquisition costs	(81,990)	(31,484)
Net tax assets and liabilities	50,431	(32,493)
Unpaid losses and loss expenses including life policy benefits	(494,083)	853,057
Unearned premiums	528,623	354,853
Other net changes in operating assets and liabilities	3,445	(10,651)

Net cash provided by operating activities	182,568	742,338

Cash flows from investing activities
Sales of fixed maturities	3,624,663	2,713,137
Redemptions of fixed maturities	512,544	801,285
Purchases of fixed maturities	(3,797,073)	(4,766,381)
Sales and redemptions of short-term investments	52,804	76,061
Purchases of short-term investments	(42,046)	(240,207)
Sales of equities	428,226	457,170
Purchases of equities	(471,158)	(330,323)
Other, net	16,116	(17,820)

Net cash provided by (used in) investing activities	324,076	(1,307,078)

Cash flows from financing activities
Cash dividends paid to shareholders	(110,735)	(95,009)
Net proceeds from issuance of preferred shares	—	361,722
Repurchase of common shares	(221,995)	(244,222)
Issuance of common shares	16,036	13,125

Net cash (used in) provided by financing activities	(316,694)	35,616
Effect of foreign exchange rate changes on cash	(19,789)	24,882
Increase (decrease) in cash and cash equivalents	170,161	(504,242)
Cash and cash equivalents—beginning of period	1,342,257	2,111,084

Cash and cash equivalents—end of period	$1,512,418	$1,606,842

Supplemental cash flow information:
Taxes paid	$77,278	$103,965
Interest paid	$24,630	$24,630

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

3. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued new accounting guidance, which amends the existing guidance, related to impairment testing of indefinite-lived intangible assets. The amendments allow the option of performing a qualitative impairment assessment before calculating the fair value of the intangible assets, which could, depending on the results of the assessment, eliminate the need for further impairment testing. The guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated shareholders’ equity or net income.

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2012 and December 31, 2011, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$944,080	$—	$944,080
U.S. states, territories and municipalities	—	10,235	117,235	127,470
Non-U.S. sovereign government, supranational and government related	—	2,650,832	—	2,650,832
Corporate	—	5,701,490	111,070	5,812,560
Asset-backed securities	—	382,618	290,371	672,989
Residential mortgage-backed securities	—	3,337,721	—	3,337,721
Other mortgage-backed securities	—	74,296	—	74,296

Fixed maturities	$—	$13,101,272	$518,676	$13,619,948
Short-term investments	$—	$31,984	$—	$31,984
Equities
Consumer noncyclical	$130,545	$—	$—	$130,545
Finance	78,442	—	19,422	97,864
Technology	79,379	—	7,192	86,571
Energy	76,620	—	—	76,620
Communications	62,599	—	—	62,599
Insurance	61,521	—	—	61,521
Industrials	59,565	—	—	59,565
Consumer cyclical	54,851	—	—	54,851
Other	82,687	—	—	82,687
Mutual funds and exchange traded funds	85,473	244,961	6,760	337,194

Equities	$771,682	$244,961	$33,374	$1,050,017
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$2,483	$—	$2,483
Foreign currency option contracts	—	182	—	182
Futures contracts	71	1,748	—	1,819
Credit default swaps (protection purchased)	—	22	—	22
Credit default swaps (assumed risks)	—	324	—	324
Insurance-linked securities	—	—	261	261
Total return swaps	—	—	7,115	7,115
TBAs	—	674	—	674
Other assets	—	—	72,529	72,529
Derivative liabilities
Foreign exchange forward contracts	—	(5,683)	—	(5,683)
Foreign currency option contracts	—	(2,021)	—	(2,021)
Futures contracts	(8,149)	—	—	(8,149)
Credit default swaps (protection purchased)	—	(1,142)	—	(1,142)
Credit default swaps (assumed risks)	—	(79)	—	(79)
Insurance-linked securities	—	—	(5,423)	(5,423)
Total return swaps	—	—	(746)	(746)
Interest rate swaps	—	(8,194)	—	(8,194)

Other invested assets	$(8,078)	$(11,686)	$73,736	$53,972
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$367,515	$—	$367,515
U.S. states, territories and municipalities	—	—	321	321
Non-U.S. sovereign government, supranational and government related	—	276,288	—	276,288
Corporate	—	419,054	—	419,054
Short-term investments	—	10,546	—	10,546
Other invested assets	—	—	15,076	15,076

Funds held – directly managed	$—	$1,073,403	$15,397	$1,088,800

Total	$763,604	$14,439,934	$641,183	$15,844,721

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,115,777	$—	$1,115,777
U.S. states, territories and municipalities	—	12,269	111,415	123,684
Non-U.S. sovereign government, supranational and government related	—	2,964,091	—	2,964,091
Corporate	—	5,635,297	111,700	5,746,997
Asset-backed securities	—	376,384	257,415	633,799
Residential mortgage-backed securities	—	3,282,901	—	3,282,901
Other mortgage-backed securities	—	74,580	—	74,580

Fixed maturities	$—	$13,461,299	$480,530	$13,941,829
Short-term investments	$—	$42,571	$—	$42,571
Equities
Consumer noncyclical	$124,697	$154	$—	$124,851
Energy	83,403	858	—	84,261
Finance	69,722	191	9,670	79,583
Technology	74,729	—	—	74,729
Communications	64,036	44	—	64,080
Industrials	58,254	—	—	58,254
Insurance	58,017	—	—	58,017
Consumer cyclical	52,305	108	—	52,413
Other	69,457	239	—	69,696
Mutual funds and exchange traded funds	35,285	237,027	6,495	278,807

Equities	$689,905	$238,621	$16,165	$944,691
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,865	$—	$7,865
Foreign currency option contracts	—	1,074	—	1,074
Futures contracts	13,524	48	—	13,572
Credit default swaps (protection purchased)	—	92	—	92
Credit default swaps (assumed risks)	—	246	—	246
Total return swaps	—	443	7,230	7,673
TBAs	—	747	—	747
Other assets	—	—	91,405	91,405
Derivative liabilities
Foreign exchange forward contracts	—	(5,816)	—	(5,816)
Foreign currency option contracts	—	(321)	—	(321)
Futures contracts	(12,905)	(1,268)	—	(14,173)
Credit default swaps (protection purchased)	—	(1,285)	—	(1,285)
Credit default swaps (assumed risks)	—	(772)	—	(772)
Insurance-linked securities	—	—	(968)	(968)
Total return swaps	—	—	(640)	(640)
Interest rate swaps	—	(7,992)	—	(7,992)
TBAs	—	(58)	—	(58)
Other liabilities	—	(137)	—	(137)

Other invested assets	$619	$(7,134)	$97,027	$90,512
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$268,539	$—	$268,539
U.S. states, territories and municipalities	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	274,665	—	274,665
Corporate	—	480,485	—	480,485
Short-term investments	—	18,097	—	18,097
Other invested assets	—	—	15,433	15,433

Funds held – directly managed	$—	$1,041,786	$15,767	$1,057,553

Total	$690,524	$14,777,143	$609,489	$16,077,156

At June 30, 2012 and December 31, 2011, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $276.0 million and $267.6 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,088.8 million and $1,057.6 million at June 30, 2012 and December 31, 2011, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $64.5 million and $176.3 million, respectively, and accrued investment income of $12.6 million and $13.7 million, respectively. At June 30, 2012 and December 31, 2011, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $67.1 million and $20.4 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011).

At June 30, 2012 and December 31, 2011, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months and six months ended June 30, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they are trading in an active market at June 30, 2012. During the three months and six months ended June 30, 2011, there were no significant transfers between Level 1 and Level 2.

The Company’s policy is to recognize transfers between the hierarchy levels at the beginning of the period.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At June 30, 2012 and December 31, 2011, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2012 and 2011 (in thousands of U.S. dollars):

For the three months ended June 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Sales and settlements	Net transfers (out of)/ into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$115,580	$1,744	$—	$(89)	$—	$117,235	$1,744
Corporate	111,951	(897)	16	—	—	111,070	(897)
Asset-backed securities	264,456	9,512	32,470	(16,067)	—	290,371	9,296

Fixed maturities	$491,987	$10,359	$32,486	$(16,156)	$—	$518,676	$10,143
Equities
Finance	$12,730	$(108)	$6,800	$—	$—	$19,422	$(108)
Technology	—	—	7,192	—	—	7,192	—
Mutual funds and exchange traded funds	6,649	111	—	—	—	6,760	111

Equities	$19,379	$3	$13,992	$—	$—	$33,374	$3
Other invested assets
Derivatives, net	$2,585	$742	$(2,120)	$—	$—	$1,207	$(99)
Other assets	86,535	4,989	8,319	(27,314)	—	72,529	(2,617)

Other invested assets	$89,120	5,731	$6,199	$(27,314)	$—	$73,736	$(2,716)
Funds held – directly managed
U.S. states, territories and municipalities	$329	$(8)	$—	$—	$—	$321	$(8)
Other invested assets	17,683	(2,607)	—	—	—	15,076	(2,607)

Funds held – directly managed	$18,012	$(2,615)	$—	$—	$—	$15,397	$(2,615)

Total	$618,498	$13,478	$52,677	$(43,470)	$—	$641,183	$4,815

(1)	Purchases and issuances of derivatives includes issuances of $2.4 million.

For the three months ended June 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Sales and settlements	Net transfers (out of)/ into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$55,929	$819	$30,064	$(30)	$—	$86,782	$819
Corporate	115,107	2,049	84	(812)	—	116,428	2,049
Asset-backed securities	262,408	7,707	47,130	(55,402)	—	261,843	(2,660)
Residential mortgage-backed securities	4,301	846	—	(5,147)	—	—	—
Other mortgage-backed securities	576	(191)	—	(384)	—	1	(166)

Fixed maturities	$438,321	$11,230	$77,278	$(61,775)	$—	$465,054	$42
Short-term investments	$1,204	$(730)	$2,449	$—	$—	$2,923	$(730)
Equities
Finance	$161	$2	$—	$—	$—	$163	$2
Mutual funds and exchange traded funds	41,451	594	—	(35,503)	—	6,542	(804)

Equities	$41,612	$596	$—	$(35,503)	$—	$6,705	$(802)
Other invested assets
Derivatives, net	$(17,042)	$322	$(4,815)	$—	$—	$(21,535)	$234
Other assets	84,662	(1,303)	3,568	(12,909)	—	74,018	(1,016)

Other invested assets	$67,620	$(981)	$(1,247)	$(12,909)	$—	$52,483	$(782)
Funds held – directly managed
U.S. states, territories and municipalities	$366	$(11)	$—	$—	$—	$355	$(11)
Other invested assets	22,456	(736)	—	—	—	21,720	(736)

Funds held – directly managed	$22,822	$(747)	$—	$—	$—	$22,075	$(747)

Total	$571,579	$9,368	$78,480	$(110,187)	$—	$549,240	$(3,019)

(1)	Purchases and issuances of derivatives includes issuances of $5.1 million.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2012 and 2011 (in thousands of U.S. dollars):

For the six months ended June 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Sales and settlements	Net transfers (out of)/into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$1,282	$4,700	$(162)	$—	$117,235	$1,282
Corporate	111,700	(570)	64	(124)	—	111,070	(570)
Asset-backed securities	257,415	8,193	82,590	(57,827)	—	290,371	8,032

Fixed maturities	$480,530	$8,905	$87,354	$(58,113)	$—	$518,676	$8,744
Equities
Finance	$9,670	$2,952	$6,800	$—	$—	$19,422	$2,952
Technology	—	—	7,192	—	—	7,192	—
Mutual funds and exchange traded funds	6,495	265	—	—	—	6,760	265

Equities	$16,165	$3,217	$13,992	$—	$—	$33,374	$3,217
Other invested assets
Derivatives, net	$5,622	$1,005	$(5,420)	$—	$—	$1,207	$164
Other assets	91,405	8,818	38,048	(65,742)	—	72,529	3,107

Other invested assets	$97,027	$9,823	$32,628	$(65,742)	$—	$73,736	$3,271
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(13)	$—	$—	$—	$321	$(13)
Other invested assets	15,433	(357)	—	—	—	15,076	(357)

Funds held – directly managed	$15,767	$(370)	$—	$—	$—	$15,397	$(370)

Total	$609,489	$21,575	$133,974	$(123,855)	$—	$641,183	$14,862
(1) Purchases and issuances of derivatives includes issuances of $5.7 million.
For the six months ended June 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Sales and settlements	Net transfers into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$55,124	$1,624	$30,064	$(30)	$—	$86,782	$1,624
Corporate	76,982	(37,066)	40,878	(4,546)	40,180	116,428	2,368
Asset-backed securities	213,139	10,678	101,644	(63,618)	—	261,843	4,257
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(224)	408	(473)	—	1	(203)

Fixed maturities	$345,535	$(23,603)	$177,206	$(74,264)	$40,180	$465,054	$8,046
Short-term investments	$—	$(1,069)	$3,992	$—	$—	$2,923	$(1,069)
Equities
Finance	$2,486	$239	$—	$(2,562)	$—	$163	$13
Mutual funds and exchange traded funds	40,927	1,242	—	(35,627)	—	6,542	(382)

Equities	$43,413	$1,481	$—	$(38,189)	$—	$6,705	$(369)
Other invested assets
Derivatives, net	$(7,954)	$(8,803)	$(4,778)	$—	$—	$(21,535)	$(8,893)
Other assets	86,278	(3,207)	6,548	(15,601)	—	74,018	(2,497)

Other invested assets	$78,324	$(12,010)	$1,770	$(15,601)	$—	$52,483	$(11,390)
Funds held – directly managed
U.S. states, territories and municipalities	$368	$(13)	$—	$—	$—	$355	$(13)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	1,192	—	—	—	21,720	1,192

Funds held – directly managed	$33,014	$1,029	$—	$(11,968)	$—	$22,075	$1,179

Total	$500,286	$(34,172)	$182,968	$(140,022)	$40,180	$549,240	$(3,603)

(1)	Purchases and issuances of derivatives includes issuances of $5.1 million.

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

The following table shows the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at June 30, 2012 (in thousands of U.S. dollars):

June 30, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$117,235	Discounted cash flow	Credit spreads	3.1% - 4.7% (3.6%)
Corporate	9,838	Discounted cash flow	Discount rate	8.8% - 15.0% (13.0%)
Asset-backed securities – interest only	13,483	Discounted cash flow	Credit spreads	7.5% - 12.3% (9.8%)
			Prepayment speed	20.0% (20.0%)
Asset-backed securities – other	276,888	Discounted cash flow	Credit spreads	4.0% - 12.7% (6.8%)
Equities
Finance	19,422	Market comparable companies	Comparable return	-0.8% - 0.0% (-0.5%)
Technology	7,192	Market comparable companies	Comparable return	0.0% (0.0%)
Other invested assets
Total return swaps	6,369	Discounted cash flow	Credit spreads	2.9% - 4.6% (3.7%)
Notes and loan receivables	44,303	Discounted cash flow	Credit spreads	13.4% -19.5% (16.1%)
			Gross revenue/fair value	1.5 - 2.0 (1.9)
Annuities and residuals	27,226	Discounted cash flow	Credit spreads	5.4% - 11.0% (8.7%)
			Prepayment speed	0.0% - 5.0% (3.0%)
			Constant default rate	2.3% - 40.0% (17.4%)

Funds held – directly managed
Other invested assets	15,076	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-52.4% - 0.0% (-16.5%)

The table above does not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mortality bonds (included within corporate fixed maturities), certain mutual fund investments (included within equities), and certain insurance-linked securities and private equity investments (included within other invested assets).

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2012 and 2011, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Fixed maturities and short-term investments	$32,995	$131,101	$80,815	$(9,767)
Equities	(32,963)	(30,197)	17,808	(14,079)
Other invested assets	13,610	(3,689)	18,160	(3,333)
Funds held – directly managed	1,675	8,082	8,791	(3,896)

Total	$15,317	$105,297	$125,574	$(31,075)

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

Included in the Company’s Level 3 classification, in general, are credit-linked notes, certain inactively traded weather derivatives, notes, annuities, residuals and loans receivable and longevity and other total return swaps. For Level 3 instruments, the Company will generally either (i) receive a price based on a manager’s or trustee’s valuation for the asset; or (ii) develop an internal discounted cash flow model to measure fair value. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At June 30, 2012 and December 31, 2011, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at June 30, 2012 and December 31, 2011; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at June 30, 2012 and December 31, 2011.

The carrying values and fair values of the Senior Notes and CENts at June 30, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$823,229	$750,000	$781,449
Debt related to capital efficient notes (2)	63,384	59,898	63,384	55,678

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at June 30, 2012. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives, weather futures and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives, weather futures and longevity risk for the longevity total return swaps.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
June 30, 2012	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$2,483	$(5,683)	$2,199,422	$(3,200)
Foreign currency option contracts	182	(2,021)	128,000	(1,839)
Futures contracts	1,819	(8,149)	2,285,316	(6,330)
Credit default swaps (protection purchased)	22	(1,142)	77,459	(1,120)
Credit default swaps (assumed risks)	324	(79)	17,500	245
Insurance-linked securities (1)	261	(5,423)	155,964	(5,162)
Total return swaps	7,115	(746)	99,212	6,369
Interest rate swaps (2)	—	(8,194)	—	(8,194)
TBAs	674	—	101,000	674

Total derivatives	$12,880	$(31,437)		$(18,557)

	Asset	Liability	Net derivatives
December 31, 2011	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$7,865	$(5,816)	$2,555,230	$2,049
Foreign currency option contracts	1,074	(321)	110,079	753
Futures contracts	13,572	(14,173)	2,534,995	(601)
Credit default swaps (protection purchased)	92	(1,285)	94,961	(1,193)
Credit default swaps (assumed risks)	246	(772)	17,500	(526)
Insurance-linked securities (1)	—	(968)	136,375	(968)
Total return swaps	7,673	(640)	122,230	7,033
Interest rate swaps (2)	—	(7,992)	—	(7,992)
TBAs	747	(58)	104,315	689

Total derivatives	$31,269	$(32,025)		$(756)

(1)	At June 30, 2012 and December 31, 2011, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at June 30, 2012 and December 31, 2011 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Foreign exchange forward contracts	$15,829	$65,250	$19,710	$48,234
Foreign currency option contracts	(1,829)	2,457	1,498	2,381

Total included in net foreign exchange gains and losses	$14,000	$67,707	$21,208	$50,615

Futures contracts	$(41,624)	$(66,231)	$(19,779)	$(86,514)
Credit default swaps (protection purchased)	(14)	(306)	(611)	(551)
Credit default swaps (assumed risks)	235	770	1,311	1,607
Insurance-linked securities	4,685	(2,546)	1,226	(9,620)
Total return swaps	(546)	(115)	(469)	684
Interest rate swaps	(1,165)	(182)	(202)	641
TBAs	3,808	5,625	4,878	6,928

Total included in net realized and unrealized investment gains and losses	$(34,621)	$(62,985)	$(13,646)	$(86,825)

Total derivatives	$(20,621)	$4,722	$7,562	$(36,210)

6. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2012 and 2011 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Numerator:
Net income (loss)	$176,146	$124,185	$536,287	$(682,771)
Less: preferred dividends	(15,405)	(8,631)	(30,811)	(17,263)

Net income (loss) available to common shareholders	$160,741	$115,554	$505,476	$(700,034)

Denominator:
Weighted number of common shares outstanding - basic	63,816.0	67,628.1	64,610.1	67,811.4
Share options and other (1)	607.0	814.2	522.8	—

Weighted average number of common shares and common share equivalents outstanding - diluted	64,423.0	68,442.3	65,132.9	67,811.4

Basic net income (loss) per share	$2.52	$1.71	$7.82	$(10.32)
Diluted net income (loss) per share (1)	$2.50	$1.69	$7.76	$(10.32)

(1)	At June 30, 2012 and 2011, share based awards to purchase 1,512.6 thousand and 1,253.6 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 958.5 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the six months ended June 30, 2011.

7. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At June 30, 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $3.4 million.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At June 30, 2012, the Company’s notes receivable of $78.5 million were all performing and were collateralized by residential property and commercial property of $51.1 million and $27.4 million, respectively. At December 31, 2011, the Company’s notes receivable of $80.4 million were all performing and were collateralized by residential property and commercial property of $45.9 million and $34.5 million, respectively.

The Company purchased $37.4 million of financing receivables during the three months and six months ended June 30, 2012. The Company purchased financing receivables of $66.0 million during the three months and six months ended June 30, 2011. There were no sales of financing receivables during the three months and six months ended June 30, 2012 and 2011. However, the outstanding balances were reduced by settlements of the underlying debt in all the periods above.

(b) Legal Proceedings

There has been no significant change in legal proceedings at June 30, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

8. Credit Agreements

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

The following tables provide a summary of the segment results for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2012

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$271	$130	$400	$159	$960	$200	$3	$1,163
Net premiums written	$270	$128	$391	$145	$934	$199	$3	$1,136
Decrease (increase) in unearned premiums	20	36	(28)	(72)	(44)	1	(2)	(45)

Net premiums earned	$290	$164	$363	$73	$890	$200	$1	$1,091
Losses and loss expenses and life policy benefits	(185)	(119)	(213)	(16)	(533)	(173)	—	(706)
Acquisition costs	(69)	(39)	(93)	(6)	(207)	(26)	—	(233)

Technical result	$36	$6	$57	$51	$150	$1	$1	$152
Other income					—	1	2	3
Other operating expenses					(66)	(13)	(27)	(106)

Underwriting result					$84	$(11)	n/a	$49
Net investment income						17	136	153

Allocated underwriting result (1)						$6	n/a	n/a
Net realized and unrealized investment gains							38	38
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							8	8
Income tax expense							(50)	(50)
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$176

Loss ratio (2)	63.7%	72.3%	58.8%	22.5%	59.9%
Acquisition ratio (3)	23.8	23.9	25.5	8.3	23.2

Technical ratio (4)	87.5%	96.2%	84.3%	30.8%	83.1%
Other operating expense ratio (5)					7.5

Combined ratio (6)					90.6%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$242	$122	$350	$169	$883	$195	$4	$1,082
Net premiums written	$242	$121	$333	$161	$857	$195	$4	$1,056
Decrease (increase) in unearned premiums	19	72	8	(51)	48	6	(3)	51

Net premiums earned	$261	$193	$341	$110	$905	$201	$1	$1,107
Losses and loss expenses and life policy benefits	(190)	(127)	(206)	(123)	(646)	(166)	(2)	(814)
Acquisition costs	(63)	(53)	(78)	(9)	(203)	(26)	—	(229)

Technical result	$8	$13	$57	$(22)	$56	$9	$(1)	$64
Other income					—	—	1	1
Other operating expenses					(71)	(13)	(30)	(114)

Underwriting result					$(15)	$(4)	n/a	$(49)
Net investment income						16	142	158

Allocated underwriting result						$12	n/a	n/a
Net realized and unrealized investment gains							78	78
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							9	9
Income tax expense							(50)	(50)
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$124

Loss ratio	72.8%	65.9%	60.3%	111.7%	71.4%
Acquisition ratio	24.1	27.6	22.9	8.1	22.4

Technical ratio	96.9%	93.5%	83.2%	119.8%	93.8%
Other operating expense ratio					7.9

Combined ratio					101.7%

Segment Information

For the six months ended June 30, 2012

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$613	$477	$817	$401	$2,308	$417	$6	$2,731
Net premiums written	$611	$474	$744	$360	$2,189	$414	$6	$2,609
Increase in unearned premiums	(84)	(150)	(73)	(197)	(504)	(20)	(4)	(528)

Net premiums earned	$527	$324	$671	$163	$1,685	$394	$2	$2,081
Losses and loss expenses and life policy benefits	(317)	(217)	(408)	(19)	(961)	(322)	—	(1,283)
Acquisition costs	(134)	(78)	(162)	(15)	(389)	(55)	—	(444)

Technical result	$76	$29	$101	$129	$335	$17	$2	$354
Other income					1	2	2	5
Other operating expenses					(129)	(26)	(49)	(204)

Underwriting result					$207	$(7)	n/a	$155
Net investment income						33	267	300

Allocated underwriting result						$26	n/a	n/a
Net realized and unrealized investment gains							231	231
Interest expense							(24)	(24)
Amortization of intangible assets							(18)	(18)
Net foreign exchange gains							5	5
Income tax expense							(117)	(117)
Interest in earnings of equity investments							4	4

Net income							n/a	$536

Loss ratio	60.1%	67.0%	60.8%	11.3%	57.0%
Acquisition ratio	25.5	23.9	24.2	9.5	23.1

Technical ratio	85.6%	90.9%	85.0%	20.8%	80.1%
Other operating expense ratio					7.7

Combined ratio					87.8%

Segment Information

For the six months ended June 30, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$581	$440	$724	$486	$2,231	$403	$6	$2,640
Net premiums written	$581	$437	$648	$453	$2,119	$402	$6	$2,527
(Increase) decrease in unearned premiums	(60)	(63)	10	(220)	(333)	(17)	(5)	(355)

Net premiums earned	$521	$374	$658	$233	$1,786	$385	$1	$2,172
Losses and loss expenses and life policy benefits	(365)	(277)	(427)	(1,040)	(2,109)	(311)	(2)	(2,422)
Acquisition costs	(129)	(93)	(158)	(1)	(381)	(56)	—	(437)

Technical result	$27	$4	$73	$(808)	$(704)	$18	$(1)	$(687)
Other income					2	—	1	3
Other operating expenses					(137)	(25)	(56)	(218)

Underwriting result					$(839)	$(7)	n/a	$(902)
Net investment income						31	279	310

Allocated underwriting result						$24	n/a	n/a
Net realized and unrealized investment losses							(34)	(34)
Interest expense							(24)	(24)
Amortization of intangible assets							(18)	(18)
Net foreign exchange gains							9	9
Income tax expense							(24)	(24)
Interest in losses of equity investments							—	—

Net loss							n/a	$(683)

Loss ratio	70.0%	74.0%	64.9%	446.3%	118.0%
Acquisition ratio	24.8	25.0	24.0	0.3	21.4

Technical ratio	94.8%	99.0%	88.9%	446.6%	139.4%
Other operating expense ratio					7.7

Combined ratio					147.1%

10. Subsequent Event

Currently, the United States is experiencing one of its worst droughts in 50 years, which is threatening crop production of corn, wheat and soybeans. The Company is continuing to monitor its exposure to the drought conditions on a state by state basis. The Company is currently assessing its future incurred losses related to the ongoing drought, but information as of August 2, 2012 is uncertain and not sufficient to arrive at a reasonable estimate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s updated Risk Management framework is discussed below.

The Company’s economic objective is to manage a portfolio of risks that will generate growth in compound annual diluted book value per share and share equivalents outstanding over a reinsurance cycle. Management assesses this economic objective over the reinsurance cycle, rather than any particular quarterly or annual period, given the Company’s profitability is significantly affected by the level of large catastrophic losses that it incurs each period. The Company uses a number of metrics to monitor its performance in meeting its economic objective, which are discussed further below under Key Financial Measures.

Overview of the Results of Operations for the Three Months and Six Months Ended June 30, 2012

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

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year.

The results for the three months and six months ended June 30, 2012 and 2011 demonstrate this volatility. The three months ended June 30, 2012 included no significant catastrophic losses, while during the three months ended June 30, 2011 the Company incurred losses of $122 million, net of retrocession, reinstatement premiums and profit commission adjustments, related to the tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes) and an aggregate contract covering losses in Australia and New Zealand.

Similarly, the six months ended June 30, 2012 included no significant catastrophic losses, while during the six months ended June 30, 2011 the Company incurred losses of $1,259 million related to the combined impact of the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquake that occurred in February 2011 (New Zealand Earthquake), aggregate contracts covering losses in Australia and New Zealand, U.S. tornadoes and the floods in Queensland, Australia (Australian Floods) (collectively, 2011 catastrophic events).

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and six months ended June 30, 2012 and 2011 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change		For the six months ended June 30, 2011
Net income (loss)	$176	42%	$124	$536	NM	%	$(683)
Less: preferred dividends	15	78	9	31	78		17

Net income (loss) available to common shareholders	$161	39	$115	$505	NM		$(700)
Diluted net income (loss) per share	$2.50	48	$1.69	$7.76	NM		$(10.32)

NM: not meaningful

Three-month result

The increase in net income of $52 million for the three months ended June 30, 2012 compared to the same period of 2011 resulted primarily from:

•

an increase in the Non-life underwriting result of $99 million, which was mainly driven by the absence of large catastrophic losses in the three months ended June 30, 2012 compared to losses of $178 million related to the 2011 catastrophic events. This increase in the Non-life underwriting result was partially offset by a decrease in net favorable loss development on prior accident years and a lower level of net premiums earned in the Catastrophe sub-segment which, absent catastrophe losses, directly affects the underwriting result; partially offset by

•

a decrease in pre-tax net realized and unrealized investment gains of $40 million as a result of continued volatility in the capital markets which were impacted by wider credit spreads and modest declines in equity markets; and

•	a decrease in the Life underwriting result of $7 million, driven by modest increases in claims activity on certain long-term mortality business.

The increase in net income available to common shareholders and diluted net income per share for the three months ended June 30, 2012 compared to the same period of 2011 was primarily due to the above factors, partially offset by an increase in preferred dividends following the issuance of preferred shares during the three months ended June 30, 2011. For diluted net income per share specifically, the increase was also due to a modest decrease in the diluted number of common shares.

Six-month result

The increase in net income of $1,219 million for the six months ended June 30, 2012 compared to the same period of 2011 resulted primarily from:

•

an increase in the Non-life underwriting result of $1,046 million, which was primarily driven by the absence of large catastrophic losses in the six months ended June 30, 2012 compared to losses of $1,204 million related to the 2011 catastrophic events in the same period of 2011. This increase in the Non-life underwriting result was partially offset by a decrease in net favorable loss development on prior accident years, a lower level of net premiums earned in the Catastrophe sub-segment as described above and the impact of lower losses recoverable from retrocessional programs in the Global (Non-U.S.) Specialty sub-segment; and

•

an increase in pre-tax net realized and unrealized investment gains of $265 million as a result of continued volatility in the capital markets which was driven by narrowing credit spreads and decreases in risk-free interest rates; partially offset by

•	an increase in income tax expense of $93 million, resulting from a higher pre-tax net income.

The increase in net income available to common shareholders and diluted net income per share for the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to the above factors, partially offset by an increase in preferred dividends following the issuance of preferred shares during the three months ended June 30, 2011. For diluted net income per share specifically, the increase was also due to a modest decrease in the diluted number of common shares.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Currently, the United States is experiencing one of its worst droughts in 50 years, which is threatening crop production of corn, wheat and soybeans. The Company is continuing to monitor its exposure to the drought conditions on a state by state basis. The Company is currently assessing its future incurred losses related to the ongoing drought, but information as of August 2, 2012 is uncertain and not sufficient to arrive at a reasonable estimate.

Key Financial Measures

In addition to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows at June 30, 2012 and December 31, 2011 and for the three months and six months ended June 30, 2012 and 2011:

			June 30, 2012	December 31, 2011
Diluted book value per common share and common share equivalents outstanding(1)			$91.88	$84.82

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Operating earnings (loss) available to common shareholders (in millions of U.S. dollars)(2)	$142	$67	$324	$(668)
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	10.4%	4.2%	11.7%	(21.0)%
Combined ratio(4)	90.6%	101.7%	87.8%	147.1%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share): Management uses compound annual growth rate in Diluted Book Value per Share as a key measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s share price. Diluted Book Value per Share is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on its investment portfolio.

Over the past five years, since June 30, 2007, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 9% and over the past ten years, since June 30, 2002, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 11%.

During 2012, the Company’s Diluted Book Value per Share increased by 8% to $91.88 at June 30, 2012 from $84.82 at December 31, 2011, representing a compound annual growth of 17.3%, primarily due to the comprehensive income of $534 million. The comprehensive income was mainly driven by the net income of $536 million in the six months ended June 30, 2012, which is described in Review of Net Income (Loss) below. Also see Shareholders’ Equity and Capital Resources Management below.

Operating earnings or loss available to common shareholders (operating earnings or loss): Management uses operating earnings or loss to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments, certain interest in earnings or losses of equity investments and net foreign exchange gains or losses. Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Management believes that the use of operating earnings or loss enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating earnings increased by $75 million, from $67 million in the three months ended June 30, 2011 to $142 million in the same period of 2012. The increase was primarily due to an increase in the Non-life underwriting result as described above, partially offset by an increase in income tax expense on the higher level of operating earnings and a decrease in the Life underwriting result as described above.

Operating earnings increased by $992 million, from a loss of $668 million in the six months ended June 30, 2011 to an income of $324 million in the same period of 2012 primarily due to an increase in the Non-life underwriting result as described above, partially offset by an increase in income tax expense on the higher level of operating earnings.

The other lesser factors contributing to the increases or decreases in operating earnings in the three months and six months ended June 30, 2012 compared to the same period of 2011 are further described in Review of Net Income (Loss) below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most comparable GAAP financial measure for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net income (loss)	$176	$124	$536	$(683)
Less:
Net realized and unrealized investment gains (losses), net of tax	18	41	177	(47)
Net foreign exchange gains (losses), net of tax	2	9	—	16
Interest in (losses) earnings of equity investments, net of tax	(1)	(2)	4	(1)
Dividends to preferred shareholders	15	9	31	17

Operating earnings (loss) available to common shareholders	$142	$67	$324	$(668)

Operating ROE: Management uses annualized Operating ROE as a measure of profitability that focuses on the return to common shareholders. To support the Company’s growth objectives, most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s growth objectives. The Company’s Operating ROE’s for quarterly periods are annualized.

Annualized Operating ROE increased from 4.2% in the three months ended June 30, 2011 to 10.4% in the same period of 2012 and from a loss of 21.0% in the six months ended June 30, 2011 to an income of 11.7% in the same period of 2012. The increase in annualized Operating ROE was primarily due to the increase in operating earnings in the three months and six months ended June 30, 2012 compared to the same periods of 2011, as described above. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	11.8%	7.2%	18.3%	(22.0)%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	1.3	2.5	6.4	(1.5)
Annualized net foreign exchange gains (losses), net of tax, on beginning diluted book value per common share	0.1	0.6	—	0.5
Annualized net interest in (losses) earnings of equity investments, net of tax, on beginning diluted book value per common share	—	(0.1)	0.2	—

Annualized operating return on beginning diluted book value per common share	10.4%	4.2%	11.7%	(21.0)%

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

The Non-life combined ratio decreased by 11.1 points to 90.6% in the three months ended June 30, 2012 from 101.7% in the same period of 2011. The decrease in the combined ratio for the three months ended June 30, 2012 compared to the same period of 2011 reflected a decrease in the impact of large catastrophe losses of 19.9 points. This decrease in the combined ratio was partially offset by a decrease in net favorable loss development on prior accident years of 4.9 points and a lower level of net premiums earned in the Catastrophe sub-segment which, absent catastrophe losses, directly affects the Non-life combined ratio.

The Non-life combined ratio decreased by 59.3 points to 87.8% in the six months ended June 30, 2012 from 147.1% in the same period of 2011. The decrease in the combined ratio for the six months ended June 30, 2012 compared to the same period of 2011 reflected a decrease in the impact of large catastrophe losses of 67.6 points. This decrease in the combined ratio was partially offset by a lower level of net premiums earned in the Catastrophe sub-segment, as described for the three months above, and the impact of lower losses recoverable from the retrocessional programs in the Global (Non-U.S.) Specialty sub-segment.

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

Risk Management

During the three months ended June 30, 2012, the Company updated its Risk Management framework. The following discussion updates Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

In the reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create economic value through the intelligent and optimal assumption and management of reinsurance and capital markets and investment risks while limiting and mitigating those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated, and those risks that could threaten the ability of the Company to achieve its objectives. While many companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate return.

All business decisions entail a risk/return trade-off, and these decisions are applicable to the Company’s risks. In the context of assumed business risks, this requires an accurate evaluation of risks to be assumed, and a determination of the appropriate economic returns required as fair compensation for such risks. In the context of other than voluntarily assumed business risks, the decision relates to comparing the probability and potential severity of a risk event against the costs of risk mitigation strategies. In many cases, the potential impact of a risk event is so severe as to warrant significant, and potentially expensive, risk mitigation strategies. In other cases, the probability and potential severity of a risk does not warrant extensive risk mitigation.

The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the overall vision and goals of the Company, which include the Company’s risk appetite and return expectations. The Company’s risk framework, including key risk policies, is recommended by Executive Management and approved by the Risk and Finance Committee of the Board (Risk and Finance Committee). Each of the Company’s risk policies relates to a specific risk and describes the Company’s approach to risk management, defines roles and responsibilities relating to the assumption, mitigation, and control processes for that risk, and an escalation process for exceptions. Key policies are established by the Chief Executive Officer and policies at the next level down are established by Business Unit and functional management. Key policies are approved by the relevant Committee of the Board and other policies are approved by the Chief Executive Officer. Risk management policies and processes are coordinated by Group Risk Management and compliance is verified by Internal Audit on a periodic basis. The results of audits are monitored by the Audit Committee of the Board.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board, but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the Business Units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual Business Units employ, and are responsible for reporting on, operating risk management procedures and controls, while Internal Audit periodically evaluates the effectiveness of such procedures and controls.

Strategic Risks

Strategic risks are managed by Executive Management and include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry, such as changes in cedants’ risk retention behavior, regulation, competitive structure and macroeconomic, legal and social trends. Management considers that strong governance procedures, including a robust system of processes and internal controls is appropriate to manage risks related to its reputation and risks related to new initiatives, including acquisitions, new products or markets. The Company seeks to preserve its reputation through high professional and ethical standards and manages the impact of identified risks through the adoption and implementation of a sound and comprehensive Assumed Risk Framework.

Assumed Risks

Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate operating losses and economic losses during an annual period. The Company defines an economic loss as a decrease in the Company’s economic value, which is defined as common shareholders’ equity plus the “time value of money” discount of the Non-life reserves that is not recognized in the consolidated financial statements in accordance with U.S. GAAP, net of tax, plus the embedded value of the Life portfolio that is not recognized in the consolidated financial statements in accordance with U.S. GAAP, net of tax, less goodwill and intangible assets, net of tax. The Company’s risk appetite is expressed as the maximum operating loss and the maximum economic loss that the Board is willing to incur. The maximum operating loss is a loss expressed as a percentage of common shareholders’ equity with a modeled probability of occurring once every 10 years and 100 years on average. The maximum economic loss is a loss expressed as a percentage of economic capital with a modeled probability of occurring once every 10 years and 100 years on average. The Company defines economic capital as the economic value plus preferred shareholders’ equity. The Company’s risk appetite is approved by the Board on an annual basis.

The Company manages exposure levels from multiple risk sources to provide reasonable assurance that modeled operating or economic losses are contained within the risk appetite approved by the Board. The Company utilizes an internal model to evaluate capital at risk levels and compliance with the Company’s risk appetite. The results of the Company’s assessment of capital at risk levels in relation to the risk appetite are reported to the Board on a periodic basis.

To mitigate the chance of operating losses and economic losses exceeding the risk appetite, the Company relies upon diversification of risk sources and risk limits to manage exposures. Diversification enables losses from one risk source to be offset by profits from other risk sources so that the chance of overall losses exceeding the Company’s risk appetite is reduced. However, if multiple losses from multiple risk sources occur within the same year, there is the potential that operating and economic losses can exceed the risk appetite. In addition, there is the chance that the Company’s internal assessment of capital at risk for a single source of risk or for multiple sources of risk proves insufficient resulting in actual losses exceeding the Company’s risk appetite. To reduce the chance of either of these unfavorable outcomes, the Company uses risk limits to minimize the chance that losses from a single risk source or from multiple risk sources will cause operating losses and economic losses to exceed the Company’s risk appetite.

The Company establishes key risk limits for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Risk and Finance Committee approves the key risk limits. Executive and Business Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a periodic basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.

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

Management has established key risk limits that are approved by the Risk and Finance Committee for the eight risk sources described below. Following the update to the Risk Management framework, two of the four risks that were managed under the previous framework have remained unchanged in terms of the methodology used to calculate the approved limit and the actual deployed limit. The unchanged methodology relates to the longevity risk and the equity and equity-like sub-limit risk and as such comparatives at December 31, 2011 have only been provided below for these two risks. For the other two risks (catastrophe risk and casualty reserving risk) that were managed under the previous framework and for which the methodologies used to calculate the approved limit and the actual deployed limit have changed, the previously disclosed metrics at December 31, 2011 have not been provided below given they are not comparable to the new metrics.

Natural Catastrophe Risk

The Company defines this risk as the risk that the aggregate losses from natural perils materially exceed the net premiums that are received to cover such risks, which may result in operating and economic losses to the Company. The Company considers both catastrophe losses due to a single large event and catastrophe losses that would occur from multiple (but potentially smaller) events in any year.

Natural catastrophe risk is managed through the allocation of catastrophe exposure capacity in each exposure zone to different Business Units, regular catastrophe modeling and a combination of quantitative and qualitative analysis. The Company considers a peril zone to be an area within a geographic region, continent or country in which losses from insurance exposures are likely to be highly correlated to a single catastrophic event. Not all peril zones have the same limit and zones are broadly defined so that it would be unlikely for any single event to substantially erode the aggregate exposure limits from more than one peril zone. Even extremely high severity/low likelihood events will only partially exhaust the limits in any peril zone, as they are likely to only affect a part of the area covered by a wide peril zone.

The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilises probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. At June 30, 2012, the natural catastrophe limit for a peril zone approved by the Risk and Finance Committee, net of retrocession, was $2.3 billion and the actual maximum limit deployed in a single peril zone was $1.6 billion. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at June 30, 2012.

Long Tail Reinsurance Risk

The Company defines this risk as the risk that the estimates of ultimate losses for casualty and other long-tail lines will prove to be too low, leading to the need for substantial reserve strengthening, which may result in operating and economic losses to the Company. One of the greatest risks in long-tail lines of business, and particularly in U.S. casualty, is that loss trends are higher than the assumptions underlying the Company’s ultimate loss estimates, resulting in ultimate losses that exceed recorded loss reserves. When loss trends prove to be higher than those underlying the reserving assumptions, the impact can be large because of an accumulation effect: for long-tail lines, the Company carries reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be similarly affected by unfavorable loss trends. The effect is likely to be more pronounced for recent underwriting years because, with the passage of time, actual loss emergence and data provide greater confidence around the adequacy of ultimate liability estimates for older underwriting years. Management believes that the volume of long-tail business most exposed to these reserving uncertainties is limited.

The Company manages and mitigates the reserving risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends, and the Company establishes prudent reserving policies for determining recorded reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in this report below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

The Company’s limit for long tail reinsurance risk represents the written premiums for casualty and other long-tail lines for the four most recent calendar quarters. At June 30, 2012, the long tail reinsurance limit approved by the Risk and Finance Committee was $1.2 billion and the actual limit deployed was $0.7 billion.

Market Risk

The Company defines this risk as the risk of a substantial decline in the value of its Risk Assets. Risk Assets comprise of the Company’s equity and equity-like securities which include all invested assets that are not investment grade standard fixed income securities and certain fixed income asset classes that are not liquid (but excludes insurance-linked securities as that risk is aggregated with liability risks). The Company limits the market value of Risk Assets as well as sub-limits the market value of equity and equity-like securities that it will hold in its investment portfolio.

Assuming equity and equity-like risks within that part of the investment portfolio that is not required to support the Company’s reinsurance liabilities provides valuable diversification from other risk classes, along with the potential for higher returns. However overexposure to equity risk could lead to a large loss in the value of equity and equity-like securities and non-standard fixed income securities in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on Risk Assets as a percentage of shareholders’ equity. The Company’s fully integrated information system provides real-time investment data, allowing for continuous monitoring and decision support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk—Equity Price Risk in Item 3A of Part I of this report.

At June 30, 2012, the Risk Assets limit and the equity and equity-like sublimit approved by the Risk and Finance Committee were $3.4 billion and $2.8 billion (at December 31, 2011: $3.3 billion), respectively. At June 30, 2012, the actual Risk Assets limit deployed and the market value of equity and equity-like securities were $2.2 billion and $1.5 billion (at December 31, 2011: $1.4 billion), respectively.

Interest Rate Risk

The Company defines this risk as the risk of a substantial mismatch of asset and liability durations, which may result in economic losses to the Company. Economically, the Company is hedged against changes in asset and liability values resulting from small parallel changes in the risk free yield curve to the degree asset and liability durations are matched. Non-parallel shifts in the yield curve or extremely large changes in yields can introduce interest rate risk and investment losses to the degree asset maturity and coupon payments are not exactly matched to liability payments. Investment losses associated with interest rate risk of a magnitude that have the potential to exceed the Company’s risk appetite are associated with extremely large increases in interest rates over an annual period. As a result, the Company limits the duration of its investment portfolio to minimize the investment losses in the event of an extreme increase in interest rates in an annual period. At June 30, 2012, the duration limit of assets approved by the Risk and Finance Committee was 5.0 years and actual asset duration was 3.0 years.

Default and Credit Spread Risk

The Company defines this risk as the risk of a substantial increase in defaults in the Company’s standard fixed income credit securities (which includes investment grade corporate bonds and asset-backed securities) leading to realized investment losses or a significant widening of credit spreads resulting in realized or unrealized investment losses, either of which may result in economic losses to the Company. Investment losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe economic and financial stress. As a result, the Company limits the market value of the standard fixed income credit securities so that investment losses will be mitigated in an extreme economic or financial crisis. At June 30, 2012, the limit approved by the Risk and Finance Committee and the actual market value of the Company’s standard fixed income credit securities were $9.5 billion and $6.3 billion, respectively.

Trade Credit Underwriting Risk

The Company defines this risk as the risk that aggregated trade credit losses materially exceed the net premiums that are received to cover such risks, which may result in operating and economic losses to the Company. Trade credit underwriting losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe economic and financial stress. In these events, underwriting losses may arise from defaults of single large named insureds and from a high frequency of defaults of smaller insureds. In addition, trade credit underwriting risk is highly correlated with default and credit spread widening risk of the standard investment grade fixed income portfolio during times of economic stress or financial crises.

In order to determine a trade credit underwriting limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, historical losses from the largest trade credit defaults, prior periods of financial crisis and economic stress (e.g. 1990-1991 recession and 2008-2009 financial crisis), and potential impacts of financial crisis and economic stress scenarios. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company examined the extreme scenario that would result in 100% of loss ratio adverse deviation on the trade credit portfolio written on a proportional basis (which far exceeds any adverse deviation of the loss ratio experienced in past periods of economic stress or financial crises) increased by the net probable maximum losses of the two largest named insureds in the Company’s trade credit portfolio.

At June 30, 2012, the trade credit limit approved by the Risk and Finance Committee was $900 million and the actual limit deployed was $700 million.

Longevity Risk

The Company considers longevity exposure to have a material accumulation potential and has established a limit to manage the risk of loss associated with this exposure, which may result in operating and economic losses to the Company. The Company defines longevity risk as the potential for increased actual and future expected annuity payments resulting from annuitants living longer than expected, or the expectation that annuitants will live longer in the future. Assuming longevity risk, through reinsurance or capital markets transactions, is part of the Company’s strategy of building a diversified portfolio of risks. While longevity risk is highly diversifying in relation to other risks in the Company’s portfolio (e.g. mortality products), longevity risk itself is a systemic risk with little opportunity to diversify within the risk class. Longevity risk accumulates across cedants, geographies, and over time because mortality trends can impact diverse populations in the same manner. Longevity risk can manifest slowly over time as experience proves annuitants are living longer than original expectations, or abruptly as in the case of a “miracle drug” that increases the life expectancy of all annuitants simultaneously.

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

At June 30, 2012, the longevity limit approved by the Risk and Finance Committee was $2.0 billion (at December 31, 2011: $2.0 billion). To measure utilization of the longevity limit (accumulation of longevity exposure) the Company accumulates the net present value of adverse loss resulting from the application of the selected most extreme scenario, adds an additional margin to every in-force longevity treaty for potential deviation and, where appropriate, includes the notional value of the longevity insurance-linked security. At June 30, 2012, the actual limit deployed was $1.2 billion (at December 31, 2011: $1.2 billion).

Pandemic Risk

The Company considers mortality exposure to have a material accumulation potential to common risk drivers, in particular to pandemic events, which may result in operating and economic losses to the Company. The Company defines pandemic risk as the increase in mortality over an annual period associated with a rapidly spreading virus (either within a highly populated geographic area or on a global basis) with a high mortality rate. Assuming mortality risk, through reinsurance or capital markets transactions, is part of the Company’s strategy of building a diversified portfolio of risks. While mortality risk is highly diversifying in relation to other risks in the Company’s portfolio (e.g. longevity products), mortality risk itself is a systemic risk when the risk driver is a pandemic with little opportunity to diversify within the risk class. Mortality risk from pandemics can accumulate across cedants and geographies.

In order to determine a pandemic limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, increased mortality associated with past pandemic events (e.g. 1918 Spanish flu) and potential mortality outcomes from transmission scenarios across differing age groups and developed and developing countries. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company selected an extreme mortality scenario applied to developing and developed countries that would have twice the fatality rate of the 1918 Spanish flu with the same transmissibility characteristics. At June 30, 2012, the pandemic limit approved by the Risk and Finance Committee was $1.25 billion and the actual limit deployed was $500 million.

Operational and Financial Risks

Operational and financial risks are managed by designated functions within the organization. These risks include, but are not limited to, failures or weaknesses in financial reporting and controls, regulatory non-compliance, poor cash management, fraud, breach of information technology security, disaster recovery planning and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and monitoring processes throughout the organization.

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

Because the Company underwrites volatile lines of business, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) limiting its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) by purchasing retrocessional reinsurance.

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

In addition to the retrocessional agreements, PartnerRe Europe has a Reserve Agreement in place with Colisée Re (see Business—Reserves—Non-life Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011).

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

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at April 1, 2012 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,253	—
U.S. Northeast	Hurricane	1,068	—
U.S. Gulf Coast	Hurricane	997	—
Caribbean	Hurricane	292	—
Europe	Windstorm	884	—
Japan	Typhoon	161	—
California	Earthquake	856	$1,072
British Columbia	Earthquake	355	527
Japan	Earthquake	537	578
Australia	Earthquake	479	626
New Zealand	Earthquake	338	378

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2012 have not changed materially compared to December 31, 2011. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2011.

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

During the three months and six months ended June 30, 2012 and 2011, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net Non-life prior year favorable loss development:
North America	$38	$55	$100	$95
Global (Non-U.S.) P&C	18	22	46	54
Global (Non-U.S.) Specialty	59	58	114	93
Catastrophe	—	26	19	61

Total net Non-life prior year favorable loss development	$115	$161	$279	$303

The net Non-life prior year favorable loss development for the three months and six months ended June 30, 2012 and 2011 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(35)	$2	$(61)	$(26)
Net prior year loss development due to all other factors(2)	150	159	340	329

Total net Non-life prior year favorable loss development	$115	$161	$279	$303

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at June 30, 2012 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$987	$130	$2,194	$3,311	$(23)	$3,288
Global (Non-U.S.) P&C	1,404	10	1,064	2,478	(17)	2,461
Global (Non-U.S.) Specialty	2,015	37	1,730	3,782	(221)	3,561
Catastrophe	595	276	219	1,090	(70)	1,020

Total Non-life reserves	$5,001	$453	$5,207	$10,661	$(331)	$10,330

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at June 30, 2012. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at June 30, 2012 were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,288	$3,468	$2,620
Global (Non-U.S.) P&C	2,461	2,589	2,163
Global (Non-U.S.) Specialty	3,561	3,794	3,084
Catastrophe	1,020	1,046	898

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,330 million of net Non-life loss reserves at June 30, 2012, net loss reserves for accident years 2005 and prior of $940 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business — Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement.

Given the number and complex nature of the 2011 catastrophic events, a significant amount of judgment was used to estimate the range of potential losses from these events and there remains a considerable degree of uncertainty related to the range of possible ultimate liabilities. These risks and uncertainties include the ongoing cedant and industry revisions of various magnitudes for each of these events, the inability to access certain areas and zones affected by these events to reliably assess claims information, the continuing uncertainty regarding government regulations with respect to the standards of rebuilding in certain affected areas, the degree to which inflation impacts material required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for these events. In addition, there is additional complexity related to the earthquakes that occurred in New Zealand in September 2010, February and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants revising their allocation of losses between various treaties, under which the Company may provide different amounts of coverage.

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and the February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. While the Company’s estimates of the ultimate liabilities have not changed materially from December 31, 2011, the Company believes there remains a high degree of uncertainty related to its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2012.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to the 2011 catastrophic events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process. At June 30, 2012, as part of its periodic review process, the Company decided to maintain the additional gross reserves and did not record any changes to the amounts recorded given the uncertainties described above remain. Any changes to the amounts recorded are based on updated or new information and Management’s assessment of remaining uncertainty related to the specific factors regarding the 2011 catastrophic events. Changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional gross reserves recorded.

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

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at June 30, 2012 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Mortality	$195	$472	$458	$1,125	$(5)	$1,120
Longevity	1	72	438	511	(5)	506

Total policy benefits for life and annuity contracts	$196	$544	$896	$1,636	$(10)	$1,626

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At June 30, 2012, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

June 30, 2012
Fixed maturities	$519
Equities	33
Other invested assets (including certain derivatives)	74
Funds held - directly managed account	15

Total	$641

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 4 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For information on the Company’s use of derivative financial instruments, see Note 5 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months and Six Months Ended June 30, 2012 and 2011

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in the three months ended June 30, 2012 compared to the same period of 2011 and stronger against most currencies, except the Japanese yen and Swiss franc, in the six months ended June 30, 2012 compared to the same period of 2011; and

•	the U.S. dollar ending exchange rate strengthened against most currencies, except the British pound, at June 30, 2012 compared to December 31, 2011.

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

The components of net income (loss) for the three months and six months ended June 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011
Underwriting result:
Non-life	$84	NM %	$(15)	$207	NM %	$(839)
Life	(11)	169	(4)	(7)	(7)	(7)
Investment result:
Net investment income	153	(3)	158	300	(3)	310
Net realized and unrealized investment gains (losses)	38	(51)	78	231	NM	(34)
Interest in (losses) earnings of equity investments(1)	(1)	(58)	(1)	4	NM	—
Corporate and Other:
Technical result(2)	1	NM	(1)	2	NM	(1)
Other income(2)	2	54	1	2	28	1
Other operating expenses	(27)	(8)	(30)	(49)	(11)	(56)
Interest expense	(12)	—	(12)	(24)	—	(24)
Amortization of intangible assets(3)	(9)	(3)	(9)	(18)	(1)	(18)
Net foreign exchange gains	8	(11)	9	5	(45)	9
Income tax expense	(50)	—	(50)	(117)	381	(24)

Net income (loss)	$176	42	$124	$536	NM	$(683)

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

Three-month result

The underwriting result for the Non-life segment increased by $99 million, from a loss of $15 million in the three months ended June 30, 2011 to an income of $84 million in the same period of 2012. The increase was attributable to:

•

the absence of large catastrophic losses in the three months ended June 30, 2012 compared to losses of $178 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events; partially offset by

•

a decrease in net favorable loss development on prior accident years of $46 million, from $161 million in the three months ended June 30, 2011 to $115 million in the same period of 2012. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below; and

•

a decrease of approximately $33 million resulting primarily from a lower level of net premiums earned in the Catastrophe sub-segment which, absent catastrophe losses, directly affects the underwriting result.

The underwriting result for the Life segment, which does not include allocated investment income, decreased by $7 million, from a loss of $4 million in the three months ended June 30, 2011 to a loss of $11 million in the same period of 2012. The decrease in the Life underwriting result was primarily due to modest increases in claims activity on certain long-term mortality business. See Results by Segment below.

Net investment income decreased by $5 million, from $158 million in the three months ended June 30, 2011 to $153 million in the same period of 2012. The decrease in net investment income of 3% was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $40 million, from $78 million in the three months ended June 30, 2011 to $38 million in the same period of 2012. The net realized and unrealized investment gains of $38 million in the three months ended June 30, 2012 were primarily due to declining U.S. and European risk-free rates, which were partially offset by widening credit spreads and modest declines in equity markets. Net realized and unrealized investment gains of $38 million in the three months ended June 30, 2012 primarily consisted of net realized investment gains on fixed maturities, short-term investments and equities of $68 million and the change in net unrealized investment gains on fixed maturities and short-term investments of $33 million, which were partially offset by the change in net unrealized investment losses on equities and other invested assets of $47 million and net realized losses on other invested assets of $19 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other decreased by $3 million, from $30 million in the three months ended June 30, 2011 to $27 million in the same period of 2012. The decrease was primarily due to lower personnel costs in the three months ended June 30, 2012.

Interest expense in the three months ended June 30, 2012 was comparable to the same period of 2011.

Net foreign exchange gains decreased from $9 million in the three months ended June 30, 2011 to $8 million in the same period of 2012. The modest decrease in net foreign exchange gains during the three months ended June 30, 2012 resulted primarily from the timing of hedging activities, which was almost entirely offset by increased gains from currency movements on certain unhedged securities and the difference in the forward points embedded in the Company’s hedges.

Income tax expense in the three months ended June 30, 2012 was comparable to the same period of 2011 due to the impact of a higher pre-tax income in the three months ended June 30, 2012 compared to the same period of 2011, being offset by the impact of a change in the geographic distribution of the Company’s pre-tax income between its jurisdictions with relatively higher and relatively lower tax rates. See Corporate and Other – Income Taxes below for more details.

Six-month result

The underwriting result for the Non-life segment increased by $1,046 million, from a loss of $839 million in the six months ended June 30, 2011 to an income of $207 million in the same period of 2012. The increase was primarily attributable to:

•

the absence of large catastrophic losses in the six months ended June 30, 2012 compared to losses of $1,204 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events; partially offset by

•

a decrease of approximately $134 million resulting from a lower level of net premiums earned in the Catastrophe sub-segment, as described above, and the impact of lower losses recoverable from retrocessional programs in the Global (Non-U.S.) Specialty sub-segment; and

•

a decrease in net favorable loss development on prior accident years of $24 million, from $303 million in the six months ended June 30, 2011 to $279 million in the same period of 2012. The components of the net favorable loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

The underwriting result for the Life segment, which does not include allocated investment income, was flat in the six months ended June 30, 2011 compared to the same period of 2012. See Results by Segment below.

Net investment income decreased by $10 million, from $310 million in the six months ended June 30, 2011 to $300 million in the same period of 2012. The decrease in net investment income of 3% is primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $265 million, from a loss of $34 million in the six months ended June 30, 2011 to a gain of $231 million in the same period of 2012. The net realized and unrealized investment gains of $231 million in the six months ended June 30, 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $231 million in the six months ended June 30, 2012 primarily consisted of net realized investment gains on fixed maturities, short-term investments and equities of $128 million and the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $105 million, which were partially offset by net realized losses on other invested assets of $15 million. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other decreased by $7 million, from $56 million in the six months ended June 30, 2011 to $49 million in the same period of 2012. The decrease was primarily due to lower personnel costs in the six months ended June 30, 2012.

Interest expense in the six months ended June 30, 2012 was comparable to the same period of 2011.

Net foreign exchange gains decreased by $4 million, from $9 million in the six months ended June 30, 2011 to $5 million in the same period of 2012. The decrease in net foreign exchange gains during the six months ended June 30, 2012 resulted primarily from the timing of hedging activities, which was partially offset by increased gains from currency movements on certain unhedged securities and the difference in the forward points embedded in the Company’s hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $93 million, from $24 million in the six months ended June 30, 2011 to $117 million in the same period of 2012. The increase in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a higher pre-tax income in the six months ended June 30, 2012 compared to the same period of 2011. See Corporate and Other – Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 22 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K/A for the year ended December 31, 2011 and in Note 9 to Consolidated Financial Statements included in Item 1 of Part I of this report.

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty Non-life sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and six months ended June 30, 2012 compared to the same periods of 2011 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist primarily of agriculture, property and motor business and represented 52% and 43% of net premiums written in this sub-segment in the three months and six months ended June 30, 2012, respectively. Casualty is considered to be long-tail and represented 38% and 43% of net premiums written in the three months and six months ended June 30, 2012, respectively, while credit/surety and multiline are considered to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011

Gross premiums written	$271	12%	$242	$613	6%	$581
Net premiums written	270	11	242	611	5	581
Net premiums earned	$290	11	$261	$527	1	$521
Losses and loss expenses	(185)	(3)	(190)	(317)	(13)	(365)
Acquisition costs	(69)	10	(63)	(134)	4	(129)

Technical result(1)	$36	353	$8	$76	178	$27
Loss ratio(2)	63.7%		72.8%	60.1%		70.0%
Acquisition ratio(3)	23.8		24.1	25.5		24.8

Technical ratio(4)	87.5%		96.9%	85.6%		94.8%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 24% and 23% of total net premiums written in the three months and six months ended June 30, 2012, respectively, compared to 23% in the same periods of 2011.

Three-month result

Gross premiums written increased by 12% and net premiums written and earned increased by 11% in the three months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line, and to a lesser extent, the property line of business. The increase in the agriculture line resulted from a significantly higher participation and a timing difference in the renewal of a large treaty, which was partially offset by a decrease in gross and net premiums written from another large treaty due to a reduction in the cedant’s estimated premium. The property line benefitted from increased treaty participations and new business. These increases in gross and net premiums written and net premiums earned were partially offset by reductions in the motor line of business as a result of non-renewals.

Six-month result

Gross and net premiums written and net premiums earned increased by 6%, 5% and 1%, respectively, in the six months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written were primarily attributable to the property and casualty lines of business and were mainly driven by new business written and increased treaty participations in the property line and higher upward premium adjustments in the casualty line. These increases in gross and net premiums written were partially offset by reductions in the motor line of business, as described in the three-month result. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the earning of the reduced level of premiums written in prior periods, primarily in the property line as a result of cancellations and non-renewals during 2011. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets stable and soft, and price increases generally in loss affected markets only, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $38 million, or 13.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $38 million included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line. Loss information provided by cedants in the three months ended June 30, 2012 for prior accident years was lower than the Company expected and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

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

The net favorable loss development of $55 million reported in the three months ended June 30, 2011 included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line, while the motor and credit/surety lines of business experienced combined adverse loss development for prior accident years of $7 million.

The decrease of $5 million in losses and loss expenses in the three months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $45 million in large catastrophic losses; partially offset by

•

an increase of approximately $18 million in losses and loss expenses resulting from the increase in the book of business and exposure and normal fluctuations in profitability between periods, partially offset by a lower level of mid-sized loss activity; and

•	a decrease of $22 million in net favorable prior year and prior quarter loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $100 million, or 19.1 points on the loss ratio; and

•	a lower level of mid-sized loss activity.

The net favorable loss development of $100 million included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty and agriculture lines. Loss information provided by cedants in the six months ended June 30, 2012 for prior accident years was lower than the Company expected and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

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

The net favorable loss development of $95 million reported in the six months ended June 30, 2011 included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line, while the motor and credit/surety lines of business experienced combined adverse loss development of $7 million.

The decrease of $48 million in losses and loss expenses in the six months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $53 million in large catastrophic losses; and

•	an increase of $5 million in net favorable prior year loss development; partially offset by

•	an increase of approximately $10 million in losses and loss expenses resulting from normal fluctuations in profitability between periods, partially offset by a lower level of mid-sized loss activity.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended June 30, 2012 compared to the same period of 2011 as a result of higher net premiums earned. The acquisition ratio decreased in the three months ended June 30, 2012 compared to the same period of 2011 due to a shift in the distribution of net premiums earned towards the agriculture line of business, which generally carries a lower acquisition ratio. This decrease in the acquisition ratio was partially offset by a reduction in profit commissions during the three months ended June 30, 2011 related to a treaty impacted by the U.S. tornadoes.

Six-month result

Acquisition costs and the acquisition ratio increased in the six months ended June 30, 2012 compared to the same period of 2011 as a result of a reduction in profit commissions during the six months ended June 30, 2011 related to a treaty impacted by the U.S. tornadoes.

Technical result and technical ratio

Three-month result

The increase of $28 million in the technical result and the corresponding decrease in the technical ratio in the three months ended June 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $39 million, net of profit commissions, in large catastrophic losses, a lower level of mid-sized loss activity and normal fluctuations in profitability between periods. These factors driving the increase in the technical ratio were partially offset by a decrease of $22 million in net favorable prior year and prior quarter loss development.

Six-month result

The increase of $49 million in the technical result and the corresponding decrease in the technical ratio in the six months ended June 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $47 million, net of profit commissions, in large catastrophic losses, a lower level of mid-sized loss activity and an increase of $5 million in net favorable prior year loss development. These factors driving the increase in the technical ratio were partially offset by normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 87% and 82% of net premiums written in the three months and six months ended June 30, 2012, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011

Gross premiums written	$130	6%	$122	$477	8%	$440
Net premiums written	128	6	121	474	8	437
Net premiums earned	$164	(15)	$193	$324	(13)	$374
Losses and loss expenses	(119)	(7)	(127)	(217)	(22)	(277)
Acquisition costs	(39)	(26)	(53)	(78)	(17)	(93)

Technical result	$6	(50)	$13	$29	671	$4
Loss ratio	72.3%		65.9%	67.0%		74.0%
Acquisition ratio	23.9		27.6	23.9		25.0

Technical ratio	96.2%		93.5%	90.9%		99.0%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 11% and 18% of total net premiums written in the three months and six months ended June 30, 2012, respectively, compared to 12% and 17% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written increased by 6% and net premiums earned decreased by 15% in the three months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written resulted primarily from new business written in the motor and property lines of business and upward premium adjustments in the motor line. These increases were partially offset by the effects of the Company’s decisions in prior quarters to reduce certain business to reposition its portfolio, primarily in the property line. Given a significant percentage of the business in this sub-segment is written on a proportional basis, the impact of these reductions is reflected over time. Foreign exchange fluctuations also decreased gross and net premiums written by 4% due to the impact of stronger U.S. dollar in the three months ended June 30, 2012 compared to the same period in 2011. Net premiums earned decreased in the three months ended June 30, 2012 compared to the same period of 2011 due to the earning of the reduced level of premiums written in prior periods, with the new business written in 2012 yet to be fully reflected in net premiums earned, and the impact of foreign exchange fluctuations which decreased net premiums earned by 4%.

Six-month result

Gross and net premiums written increased by 8% and net premiums earned decreased by 13% in the six months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written were primarily due to new business written in the motor line of business, partially offset by the same factors described in the three-month result. Net premiums earned decreased in the six months ended June 30, 2012 compared to the same period of 2011 due to the same reasons described in the three-month result. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 3% due to the impact of stronger U.S. dollar in the six months ended June 30, 2012 compared to the same period in 2011. Notwithstanding the continued soft market conditions, with terms and conditions stable and price increases only observed in loss affected markets, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $18 million, or 11.0 points on the loss ratio;

•	a modestly higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $18 million included net favorable loss development for prior accident years in most lines of business, except for motor, which experienced adverse prior year loss development of $6 million. Loss information provided by cedants in the three months ended June 30, 2012 for prior accident years was lower than the Company expected (higher for motor) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for motor) its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing (increasing for motor) prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $22 million, or 11.5 points on the loss ratio;

•	net adverse loss development on the prior quarter of $4 million, or 2.0 points on the loss ratio; and

•	a decrease in the book of business and exposure and declines in pricing.

The net favorable loss development of $22 million reported in the three months ended June 30, 2011 included net favorable development for prior accident years in all lines of business, but was most pronounced in the motor line.

The decrease of $8 million in losses and loss expenses for the three months ended June 30, 2012 compared to the same period in 2011 included:

•

a decrease of approximately $10 million in losses and loss expenses resulting from a decrease in the book of business and exposure, partially reduced by a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods; partially offset by

•	a decrease of $2 million in the combined net favorable prior year and prior quarter loss development.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $46 million, or 14.1 points on the loss ratio;

•	a modestly higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $46 million included net favorable loss development for prior accident years in all lines of business. Loss information provided by cedants in the six months ended June 30, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

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

The net favorable loss development of $54 million reported in the six months ended June 30, 2011 included net favorable loss development for prior accident years in all lines of business, but was most pronounced in the motor line.

The decrease of $60 million in losses and loss expenses in the six months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $52 million in large catastrophic losses; and

•

a decrease of approximately $16 million in losses and loss expenses resulting from a decrease in the book of business and exposure, partially reduced by a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods; which was partially offset by

•	a decrease of $8 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended June 30, 2012 compared to the same period of 2011 primarily as a result of lower net premiums earned and lower profit commission adjustments reported by cedants in the motor line of business. The acquisition ratio decreased in the three months ended June 30, 2012 compared to the same period of 2011 due to lower profit commission adjustments in the motor line of business.

Six-month result

Acquisition costs decreased in the six months ended June 30, 2012 compared to the same period of 2011 primarily as a result of lower net premiums earned. The acquisition ratio decreased in the six months ended June 30, 2012 compared to the same period of 2011 due to lower profit commission adjustments in the motor line of business.

Technical result and technical ratio

Three-month result

The decrease of $7 million in the technical result and the corresponding increase in the technical ratio in the three months ended June 30, 2012 compared to the same period of 2011 was primarily attributable to a modestly higher level of mid-sized loss activity, which was partially offset by lower acquisition costs and normal fluctuations in profitability between periods.

Six-month result

The increase of $25 million in the technical result and the corresponding decrease in the technical ratio in the three months ended June 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $52 million in large catastrophic losses. This increase in the technical result was partially offset by a modestly higher level of mid-sized loss activity, a decrease of $8 million in net favorable prior year loss development and normal fluctuations in profitability between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 26% and 23% of net premiums written in the three months and six months ended June 30, 2012, respectively. Aviation/space, credit/surety, engineering and marine are considered to have a medium-tail and represented 65% and 66%, respectively, of net premiums written, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment in the three months and six months ended June 30, 2012.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011

Gross premiums written	$400	14%	$350	$817	13%	$724
Net premiums written	391	18	333	744	15	648
Net premiums earned	$363	6	$341	$671	2	$658
Losses and loss expenses	(213)	4	(206)	(408)	(4)	(427)
Acquisition costs	(93)	18	(78)	(162)	3	(158)

Technical result	$57	(1)	$57	$101	38	$73
Loss ratio	58.8%		60.3%	60.8%		64.9%
Acquisition ratio	25.5		22.9	24.2		24.0

Technical ratio	84.3%		83.2%	85.0%		88.9%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 34% and 29% of total net premiums written in the three months and six months ended June 30, 2012 and 2011, respectively, compared to 31% and 26% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written and net premiums earned increased by 14%, 18% and 6%, respectively, in the three months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written and net premiums earned resulted from most lines of business and were primarily driven by new business written in the specialty property and aviation lines of business, upward premium adjustments in the marine line of business and increased treaty participations in the credit/surety line of business. These increases in gross and net premiums written and net premiums earned were partially offset by the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 3% due to the impact of stronger U.S. dollar in the three months ended June 30, 2012 compared to the same period in 2011. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the earning of the reduced level of premiums written in prior periods, partially offset by the new business written in 2012, which is yet to be fully reflected in net premiums earned.

Six-month result

Gross and net premiums written and net premiums earned increased by 13%, 15% and 2%, respectively, in the six months ended June 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written and net premiums earned resulted from most lines of business and were primarily due to the same reasons described in the three-month result. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 4% due to the impact of stronger U.S. dollar in the six months ended June 30, 2012 compared to the same period in 2011. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the same reasons described in the three-month result. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets stable and terms in loss affected lines strengthening, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $59 million, or 16.1 points on the loss ratio; and

•	an increase in the book of business and exposure and modestly lower pricing in certain lines of business.

The net favorable loss development of $59 million included net favorable loss development for prior accident years in most lines of business, except for engineering which experienced adverse loss development for prior accident years. Loss information provided by cedants in the three months ended June 30, 2012 for prior accident years was lower than the Company expected (higher for engineering) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for engineering) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for engineering) prior year loss estimates.

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

The net favorable loss development of $58 million reported in the three months ended June 30, 2011 included net favorable loss development for prior accident years in all lines of business.

The increase of $7 million in losses and loss expenses in the three months ended June 30, 2012 compared to the same period of 2011 included:

•

an increase of approximately $22 million in losses and loss expenses resulting from an increase in the book of business and exposure, the impact of a lower level of losses recoverable from retrocessional programs and modestly lower pricing in certain lines of business; partially offset by

•	a decrease of $15 million related to large catastrophic losses.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $114 million, or 17.0 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	modestly lower pricing in certain lines of business.

The net favorable loss development of $114 million included net favorable loss development for prior accident years in most lines of business, except for engineering which experienced modest adverse loss development for prior accident years. Loss information provided by cedants in the six months ended June 30, 2012 for prior accident years was lower than the Company expected (higher for engineering) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for engineering) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for engineering) prior year loss estimates.

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

The decrease of $19 million in losses and loss expenses in the six months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $43 million related to large catastrophic losses; and

•	an increase of $21 million in net favorable prior year loss development; partially offset by

•

an increase of approximately $45 million in losses and loss expenses resulting from the impact of a lower level of losses recoverable from retrocessional programs and modestly lower pricing in certain lines of business, partially offset by a lower level of mid-sized loss activity.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended June 30, 2012 compared to the same period of 2011 as a result of higher profit commissions reported by cedants in the aviation and marine lines of business and higher net premiums earned. The acquisition ratio increased in the three months ended June 30, 2012 compared to the same period of 2011 as a result of higher profit commissions in the aviation and marine lines of business.

Six-month result

Acquisition costs increased in the six months ended June 30, 2012 compared to the same period of 2011 primarily due to higher net premiums earned. The acquisition ratio in the six months ended June 30, 2012 was comparable to the same period of 2011.

Technical result and technical ratio

Three-month result

The technical result was flat in the three months ended June 30, 2012 compared to the same period of 2011 as a result of higher acquisition costs, the impact from retrocessional programs and modestly lower pricing in certain lines of business. These factors were entirely offset by a decrease of $15 million, net of retrocession, related to large catastrophic losses. The technical ratio increased modestly in the three months ended June 30, 2012 compared to the same period of 2011 primarily as a result of higher acquisition costs, which were partially offset by the impact of the factors describing the technical result.

Six-month result

The increase of $28 million in the technical result and the corresponding decrease in the technical ratio in the six months ended June 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $43 million, net of retrocession, related to large catastrophic losses, an increase of $21 million in net favorable prior year loss development and a lower level of mid-sized loss activity. These factors increasing the technical result were partially offset by the impact from the retrocessional programs and modestly lower pricing.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The results for the three months and six months ended June 30, 2012 and 2011 demonstrate this volatility. The three months and six months ended June 30, 2012 contained no significant catastrophic losses while the results for the three months and six months ended June 30, 2011 included a significantly higher level of catastrophe losses resulting from the Japan Earthquake, New Zealand Earthquake, U.S. tornadoes, Australian Floods and aggregate contracts covering losses in Australia and New Zealand. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011

Gross premiums written	$159	(6)%	$169	$401	(17)%	$486
Net premiums written	145	(10)	161	360	(20)	453
Net premiums earned	$73	(33)	$110	$163	(30)	$233
Losses and loss expenses	(16)	(87)	(123)	(19)	(98)	(1,040)
Acquisition costs	(6)	(31)	(9)	(15)	NM	(1)

Technical result	$51	NM	$(22)	$129	NM	$(808)
Loss ratio	22.5%		111.7%	11.3%		446.3%
Acquisition ratio	8.3		8.1	9.5		0.3

Technical ratio	30.8%		119.8%	20.8%		446.6%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 13% and 14% of total net premiums written in the three months and six months ended June 30, 2012, respectively, compared to 15% and 18% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written and net premiums earned decreased by 6%, 10% and 33%, respectively, in the three months ended June 30, 2012 compared to the same period of 2011. The decrease in gross premiums written was primarily driven by lower reinstatement premiums in the three months ended June 30, 2012 compared to the same period of 2011, with the impact of cancellations and decreases in treaty participations offset by new business and differences in the timing of recognizing certain contracts. The decrease in net premiums written was driven by the same factors as well as an increase in premiums ceded under retrocessional programs in the three months ended June 30, 2012 compared to the same period of 2011. The decrease in net premiums earned was higher than the decreases in gross and net premiums written due to the earning of the reduced level of premiums written in prior periods, partially offset by the new business written in 2012, which is yet to be fully reflected in net premiums earned.

Six-month result

Gross and net premiums written and net premiums earned decreased by 17%, 20% and 30%, respectively, in the six months ended June 30, 2012 compared to the same period of 2011. The decreases in gross and net premiums written were primarily due to the Company reducing certain business at the January 1, 2012 renewals by cancelling and decreasing certain treaty participations and a lower level of reinstatement premiums in the six months ended June 30, 2012 compared to the same period of 2011. These decreases in gross and net premiums written were partially offset by new business written in the six months ended June 30, 2012. The decrease in net premiums earned was higher than the decreases in gross and net premiums written due to the same reasons described in the three-month result.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	a modestly higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The losses reported by cedants in the three months ended June 30, 2012 for prior accident years were in line with the Company’s expectations. Based on the Company’s assessment of this loss information, the Company maintained its expected ultimate loss ratios.

The losses and loss expenses and loss ratio reported in the three months ended June 30, 2011 reflected:

•	large catastrophic losses of $69 million, or 60.3 points on the loss ratio, related to the U.S. tornadoes and an aggregate contract covering losses in Australia and New Zealand;

•	net favorable loss development on prior accident years of $26 million, or 24.1 points on the loss ratio; and

•	net adverse loss development on the prior quarter of $56 million, or 51.6 points on the loss ratio, driven by the New Zealand Earthquake and the Australian Floods.

The decrease of $107 million in losses and loss expenses in the three months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $69 million in large catastrophic losses;

•	an increase of $31 million in combined net favorable prior year and prior quarter loss development; and

•

a decrease of approximately $7 million in losses and loss expenses resulting from a decrease in the book of business and exposure and normal fluctuations in profitability, which were partially offset by a modestly higher level of mid-sized loss activity.

Six-month result

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $19 million, or 11.4 points on the loss ratio;

•	a modestly higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The net favorable loss development of $19 million was primarily due to favorable loss emergence, as losses reported by cedants in the six months ended June 30, 2012 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the six months ended June 30, 2011 reflected:

•	large catastrophic losses of $1,095 million, or 468.1 points on the loss ratio, related to the 2011 catastrophic events;

•	net favorable loss development on prior accident years of $61 million, or 26.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure.

The decrease of $1,021 million in losses and loss expenses in the six months ended June 30, 2012 compared to the same period of 2011 included:

•	a decrease of $1,095 million in large catastrophic losses; partially offset by

•	a decrease of $42 million in net favorable prior year loss development; and

•

an increase of approximately $32 million in losses and loss expenses resulting from a modestly higher level of mid-sized loss activity and normal fluctuations in profitability, which were partially offset by a decrease in the book of business and exposure.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended June 30, 2012 compared to the same period of 2011 primarily due to lower net premiums earned. The acquisition ratio was comparable to the same period of 2011.

Six-month result

Acquisition costs and the acquisition ratio increased in the six months ended June 30, 2012 compared to the same period of 2011 primarily due to lower profit commissions in the six months ended June 30, 2011 as a result of the large catastrophic losses. The increase in acquisition costs was partially offset by the impact of the decrease in net premiums earned.

Technical result and technical ratio

Three-month result

The increase of $73 million in the technical result and the corresponding decrease in the technical ratio in the three months ended June 30, 2012 compared to the same period of 2011 was primarily due to a decrease of $65 million, net of retrocession and reinstatement premiums, in large catastrophic losses and losses related to an aggregate contract, and an increase of $31 million in combined net favorable prior year and prior quarter loss development. These increases in the technical result were partially offset by the decrease in the book of business and exposure, a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

Six-month result

The increase of $937 million in the technical result and the corresponding decrease in the technical ratio in the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to a decrease of $1,062 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to an aggregate contract. This increase in the technical result was partially offset by the decrease in the book of business and exposure, a decrease of $42 million in net favorable prior year loss development, a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011

Gross premiums written	$200	3%	$195	$417	3%	$403
Net premiums written	199	2	195	414	3	402
Net premiums earned	$200	(1)	$201	$394	2	$385
Life policy benefits	(173)	4	(166)	(322)	4	(311)
Acquisition costs	(26)	(1)	(26)	(55)	(2)	(56)

Technical result	$1	(87)	$9	$17	(7)	$18
Other income	1	212	—	2	NM	—
Other operating expenses	(13)	(1)	(13)	(26)	1	(25)
Net investment income	17	6	16	33	7	31

Allocated underwriting result(1)	$6	(49)	$12	$26	12	$24

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 18% and 16% of total net premiums written in the three months and six months ended June 30, 2012, respectively, compared to 18% and 16% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written increased by 3% and 2%, respectively, and net premiums earned decreased by 1% in the three months ended June 30, 2012 compared to the same period of 2011. The increase in gross and net premiums written was primarily due to new business written during the fourth quarter of 2011 in the longevity line, which was partially offset by a decrease in the GMDB business and certain short-term treaties in the mortality line and the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written by 5% due to the impact of the stronger U.S. dollar in the three months ended June 30, 2012 compared to the same period of 2011. The decrease in net premiums earned was due to the impact of foreign exchange, which decreased net premiums earned by 5%, and the reduced level of the GMDB and certain short-term mortality business in the three months ended June 30, 2012 compared to the same period of 2011. These decreases were partially offset by an increase in net premiums written in the longevity line, driven by the new business described above.

Six-month result

Gross and net premiums written and net premiums earned increased by 3%, 3% and 2%, respectively, in the six months ended June 30, 2012 compared to the same period of 2011. The increase in gross and net premiums written and net premiums earned was primarily due to the increase in the longevity line, as described in the three-month result, which was partially offset by a decrease in the GMDB business in the mortality line and the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 3% due to the impact of the stronger U.S. dollar in the six months ended June 30, 2012 compared to the same period of 2011.

Allocated underwriting result

Three-month result

The allocated underwriting result decreased by $6 million, from $12 million in the three months ended June 30, 2011 to $6 million in the same period of 2012. The decrease was primarily due to increased claims activity on certain long-term treaties in the mortality line of business. As discussed below, the allocated underwriting result also reflects a comparable level of net adverse prior year loss development of $2 million in the three months ended June 30, 2012 and 2011.

Net adverse prior year loss development of $2 million in the three months ended June 30, 2012 was comparable to the same period of 2011, and was primarily due to adverse prior year loss development of $5 million related to the GMDB business, where the payout is linked to the performance of underlying capital market assets, and was mainly driven by a deterioration in the capital markets and the receipt of updated data from cedants. This adverse development was partially offset by net favorable prior year development on certain short-term disability treaties in the mortality line of business. The net adverse prior year loss development of $2 million in the three months ended June 30, 2011 was primarily driven by certain short-term disability treaties in the mortality line of business.

Six-month result

The allocated underwriting result increased by $2 million, from $24 million in the six months ended June 30, 2011 to $26 million in the same period of 2012 and was primarily due to increases in other income and net investment income and was partially offset by a modest decrease in operating expenses. The increases in other income and net investment income were due to higher margins earned on treaties accounted for using deposit accounting and higher net investment income reported by cedants on certain funds held contracts, respectively. The allocated underwriting result also reflects increased claims activity on certain long-term treaties in the mortality line of business, as described in the three-month result, which was partially offset by an increased level of net favorable loss development.

The increase in the net favorable prior year loss development of $7 million reflects net favorable loss development of $9 million in the six months ended June 30, 2012 compared to net favorable loss development of $2 million in the same period of 2011. The net favorable prior year loss development of $9 million in the six months ended June 30, 2012 was primarily due to the GMDB business, mainly driven by an improvement in the capital markets, and certain short-term treaties in the mortality line of business. The net favorable prior year loss development of $2 million in the six months ended June 30, 2011 was due to the GMDB business, driven by updated cedant information and an improvement in the capital markets, was offset by adverse development on certain short-term treaties and a credit life treaty in the mortality line following the receipt of updated cedant information.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2012 and 2011 was as follows:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Non-life
Property and casualty
Casualty	10%	10%	12%	11%
Motor	3	3	6	5
Multiline and other	1	2	2	2
Property	12	13	16	16
Specialty
Agriculture	10	7	6	6
Aviation / Space	5	5	4	4
Catastrophe	13	15	14	18
Credit / Surety	8	8	7	7
Energy	2	2	2	2
Engineering	3	4	3	3
Marine	8	7	6	5
Specialty casualty	3	2	3	3
Specialty property	4	4	3	2
Life	18	18	16	16

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line of business between the three months and six months ended June 30, 2012 and the same periods of 2011 reflected the Company’s response to existing market conditions and may also be affected by a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines. Specifically, the changes in the three months and six months ended June 30, 2012 compared to the same periods of 2011 reflected the reduction of business written in the Company’s Catastrophe sub-segment, as described above. In addition, the increase in the distribution of net premiums written to the agriculture line increased in the three months ended June 30, 2012 compared to the same period of 2011 reflected a significantly higher participation and a timing difference in the renewal of a large treaty in the North America sub-segment.

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

The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2012 and 2011 was as follows:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Non-life segment
Proportional	51%	48%	45%	43%
Non-proportional	24	26	34	36
Facultative	8	8	6	6
Life segment(1)	17	18	15	15

Total	100%	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for the periods presented are proportional.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months and six months ended June 30, 2012 and the same periods of 2011 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment, which was driven by a reduction in the business written in the Company’s Catastrophe sub-segment, as described above.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
North America	39%	36%	35%	36%
Europe	36	40	43	42
Asia, Australia and New Zealand	13	13	11	12
Latin America, Caribbean and Africa	12	11	11	10

Total	100%	100%	100%	100%

The increase in the distribution of gross premiums written in North America during the three months ended June 30, 2012 compared to the same period of 2011 was primarily driven by the increases in the agriculture line of business. The decrease in the distribution of gross premiums written in Europe during the three months ended June 30, 2012 compared to the same period of 2011 was driven by the increase in the North America sub-segment and the impact of the stronger U.S. dollar, as premiums denominated in currencies that have depreciated against the U.S. dollar were converted into U.S. dollars at lower average exchange rates. The distribution of gross premiums written during the six months ended June 30, 2012 was comparable to the same period of 2011.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2012 and 2011 was as follows:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Broker	77%	75%	74%	73%
Direct	23	25	26	27

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers in the three months and six months ended June 30, 2012 has increased compared to the same periods of 2011 due to the increase in the North America sub-segment’s gross premiums written, which are predominantly broker generated.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011
Fixed maturities	$130	(8)%	$142	$263	(5)%	$277
Short-term investments, cash and cash equivalents	1	(45)	1	1	(49)	2
Equities	13	99	6	17	54	11
Funds held and other	13	18	11	24	—	24
Funds held – directly managed	7	(12)	9	16	(4)	17
Investment expenses	(11)	1	(11)	(21)	(2)	(21)

Net investment income	$153	(3)	$158	$300	(3)	$310

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income decreased in the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in net investment income from fixed maturities as a result of lower reinvestment rates and the strengthening of the U.S. dollar, on average, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, which contributed a 1% decrease in net investment income. These decreases in net investment income were partially offset by an increase in dividends received from mutual funds.

Six-month result

Net investment income decreased in the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the net impact of the factors discussed above for the three-month result, as well as the reinvestment of cash flows from operations which contributed favorably to net investment income in the six months ended June 30, 2012.

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

The components of net realized and unrealized investment gains (losses) for the three months and six months ended June 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net realized investment gains on fixed maturities and short-term investments	$62	$13	$80	$21
Net realized investment gains on equities	6	26	48	63
Net realized investment losses on other invested assets	(19)	(63)	(15)	(51)
Change in net unrealized investment (losses) gains on other invested assets	(14)	(7)	6	(45)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	33	131	81	(10)
Change in net unrealized investment (losses) gains on equities	(33)	(30)	18	(14)
Net other realized and unrealized investment gains	1	—	5	—
Net realized and unrealized investment gains on funds held – directly managed	2	8	8	2

Net realized and unrealized investment gains (losses)	$38	$78	$231	$(34)

Three-month result

Net realized and unrealized investment gains decreased by $40 million, from $78 million in the three months ended June 30, 2011 to $38 million in the same period of 2012. The net realized and unrealized investment gains of $38 million in the three months ended June 30, 2012 were primarily due to declining U.S. and European risk-free rates, which were partially offset by widening credit spreads and modest declines in equity markets. Net realized and unrealized investment gains of $38 million in the three months ended June 30, 2012 primarily consisted of net realized investment gains on fixed maturities, short-term investments and equities of $68 million and the change in net unrealized investment gains on fixed maturities and short-term investments of $33 million, which were partially offset by the change in net unrealized investment losses on equities and other invested assets of $47 million and net realized losses on other invested assets of $19 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $33 million in the three months ended June 30, 2012 and primarily related to net realized and unrealized losses on treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $70 million in the three months ended June 30, 2011 and primarily related to realized losses on treasury note futures.

Net realized and unrealized investment gains on funds held – directly managed of $2 million and $8 million in the three months ended June 30, 2012 and 2011, respectively, primarily related to the change in net unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were due to declining risk-free interest rates.

Six-month result

Net realized and unrealized investment gains increased by $265 million, from a loss of $34 million in the six months ended June 30, 2011 to a gain of $231 million in the same period of 2012. The net realized and unrealized investment gains of $231 million in the six months ended June 30, 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $231 million in the six months ended June 30, 2012 primarily consisted of net realized investment gains on fixed maturities, short-term investments and equities of $128 million and the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $105 million, which were partially offset by net realized losses on other invested assets of $15 million.

Net realized losses and the change in net unrealized investment gains on other invested assets were a combined loss of $9 million in the six months ended June 30, 2012 and primarily related to realized and unrealized losses on treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $96 million in the six months ended June 30, 2011 and primarily related to realized and unrealized losses on treasury note futures and a realized loss on insurance-linked securities impacted by the Japan Earthquake.

Net realized and unrealized investment gains on funds held – directly managed of $8 million and $2 million in the six months ended June 30, 2012 and 2011, respectively, primarily related to the change in net unrealized and realized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account.

Other Operating Expenses

The Company’s total other operating expenses for the three months and six months ended June 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2012	% Change	For the three months ended June 30, 2011	For the six months ended June 30, 2012	% Change	For the six months ended June 30, 2011
Other operating expenses	$106	(7)%	$114	$204	(6)%	$218

Three-month result

Other operating expenses represent 9.7%, and 10.3% of net premiums earned (both Non-life and Life) for the three months ended June 30, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $27 million and $30 million, of which $22 million and $26 million are related to corporate activities for the three months ended June 30, 2012 and 2011, respectively.

Other operating expenses decreased by 7% in the three months ended June 30, 2012 compared to the same period of 2011 primarily due to lower personnel costs, the impact of foreign exchange fluctuations due to the stronger U.S. dollar and decreases in various other operating expenses.

Six-month result

Other operating expenses represent 9.8%, and 10.0% of net premiums earned (both Non-life and Life) for the six months ended June 30, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $49 million and $56 million, of which $41 million and $47 million are related to corporate activities for the six months ended June 30, 2012 and 2011, respectively.

Other operating expenses decreased by 6% in the six months ended June 30, 2012 compared to the same period of 2011 primarily due to the same factors described in the three-month result.

Income Taxes

The Company’s effective income tax rate, which we calculate as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, quantum and nature of net losses and loss expenses incurred; the quantum and geographic location of other operating expenses, net investment income, net realized and unrealized investment gains and losses; and the quantum of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, a non-taxable jurisdiction, including the majority of the Company’s catastrophe business, which can result in significant volatility in the Company’s pre-tax net income or loss from period to period.

The Company’s income tax expense and effective income tax rate for the three months and six months ended June 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Income tax expense	$50	$50	$117	$24
Effective income tax rate	22.2%	28.7%	18.0%	(3.6)%

Three-month result

Income tax expense and the effective income tax rate during the three months ended June 30, 2012 were $50 million and 22.2%, respectively. Income tax expense and the effective income tax rate during the three months ended June 30, 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was primarily due to net favorable prior year loss development and net realized and unrealized investment gains. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses and certain tax adjustments recorded related to foreign branch income taxes.

Income tax expense and the effective income tax rate during the three months ended June 30, 2011 were $50 million and 28.7%, respectively. Income tax expense and the effective income tax rate during the three months ended June 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates, the Company’s non-taxable jurisdictions recorded a net loss which was driven by large catastrophic losses and net realized and unrealized investment losses, without any associated tax benefit, and certain tax adjustments recorded related to foreign branch income taxes and foreign exchange fluctuations.

Six-month result

Income tax expense and the effective income tax rate during the six months ended June 30, 2012 were $117 million and 18.0%, respectively. Income tax expense and the effective income tax rate during the six months ended June 30, 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses, net realized and unrealized investment gains and certain tax adjustments recorded related to foreign branch income taxes. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains.

Income tax expense and the effective income tax rate during the six months ended June 30, 2011 were $24 million and (3.6)%, respectively. Income tax expense and the effective income tax rate during the six months ended June 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by large catastrophic losses, and a modest pre-tax net income recorded in taxable jurisdictions.

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

At June 30, 2012, the liability funds totaled $10.6 billion (including funds held – directly managed), or 59% of the Company’s total invested assets, compared to $11.2 billion at December 31, 2011. The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at June 30, 2012 compared to December 31, 2011 reflects a decrease in unpaid losses and loss expenses which was primarily driven by loss payments related to the 2011 catastrophic events.

At June 30, 2012, the capital funds totaled $7.3 billion, or 41% of Company’s total invested assets, and were generally comprised of cash and cash equivalents, accrued investment income, investment grade and below investment grade fixed income securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. At June 30, 2012, approximately 45% of the capital funds were invested in investment grade fixed income securities.

Overview

Total investments and cash were $16.5 billion at June 30, 2012 compared to $16.6 billion at December 31, 2011. The major factors resulting in the decrease in the six months ended June 30, 2012 were:

•

a net decrease of $206 million, due to the repurchase of common shares of $222 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $16 million;

•

various factors, the primary one being the effect of a stronger U.S. dollar at June 30, 2012 relative to most major currencies, resulting in the conversion of non-U.S. dollar invested assets into U.S. dollars at higher exchange rates, amounting to approximately $175 million; and

•	dividend payments on common and preferred shares totaling $111 million; partially offset by

•

net realized and unrealized gains related to the investment portfolio of $223 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $161 million (reflecting narrowing credit spreads and decreasing U.S. and European risk-free interest rates) and an increase in the equity portfolio of $66 million, which were partially offset by a decrease in other invested assets of $9 million (primarily driven by realized and unrealized losses on treasury note futures - see discussion related to duration below); and

•	net cash provided by operating activities of $183 million.

Trading securities

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $14.7 billion at June 30, 2012 compared to $14.9 billion at December 31, 2011. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $330 million at June 30, 2012 compared to $358 million at December 31, 2011. The Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below.

At June 30, 2012, approximately 92% of the Company’s fixed income and short-term investments, which includes fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% were publicly traded. The average credit quality of the Company’s fixed income and short-term investments at June 30, 2012 was A, compared to AA at December 31, 2011. The lower average credit quality at June 30, 2012 compared to December 31, 2011, reflects the impact of Standard & Poor’s decision in January 2012 to downgrade nine European sovereign governments (the Eurozone downgrade) and also reflects a shift in asset allocation to corporate securities from non-U.S. sovereign government, supranational and government related securities (which are predominantly rated AAA and AA) and U.S. treasuries (which are rated AA+). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. See Ratings Distribution below.

The average duration of the Company’s investment portfolio was 3.0 years and 2.9 years at June 30, 2012 and December 31, 2011, respectively. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the duration of the investment portfolio from 3.6 years to 3.0 years at June 30, 2012, and reflects the Company’s decision to hedge against potential rises in risk-free interest rates.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents decreased to 2.3% at June 30, 2012, compared to 2.4% at December 31, 2011 primarily due to narrowing credit spreads and declining U.S. and European risk-free interest rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 1.1% and 3.2% for the three months and six months ended June 30, 2012, compared to 1.4% and 1.8% for the comparable periods of 2011, respectively. The lower total accounting return in the three months ended June 30, 2012 was due to declines in U.S. and European risk-free interest rates, being almost entirely offset by widening credit spreads and modest declines in equity markets, compared to the same period of 2011, which was primarily driven by declines in U.S. and European risk-free interest rates. The higher total accounting return in the six months ended June 30, 2012 was mainly due to narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free interest rates, compared to the same period of 2011, which experienced modest improvements in equity markets.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at June 30, 2012 were as follows (in millions of U.S. dollars):

June 30, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$918	$26	$—	$944
U.S. states, territories and municipalities	120	7	—	127
Non-U.S. sovereign government, supranational and government related	2,504	148	(1)	2,651
Corporate	5,457	374	(18)	5,813
Asset-backed securities	655	22	(4)	673
Residential mortgage-backed securities	3,269	108	(39)	3,338
Other mortgage-backed securities	72	3	(1)	74

Total fixed maturities	12,995	688	(63)	13,620
Short-term investments	32	—	—	32
Equities	1,005	155	(110)	1,050

Total	$14,032	$843	$(173)	$14,702

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities decreased by $0.3 billion from $13.9 billion at December 31, 2011 to $13.6 billion at June 30, 2012, primarily reflecting the sale and maturity of non-U.S. sovereign government fixed income securities (mainly related to Germany and France) and the strengthening of the U.S. dollar, which were partially offset by an increase in the market value of the investment portfolio related to narrowing credit spreads, improvements in worldwide equity markets and modest decreases in U.S. and European risk-free interest rates.

The U.S. government and government sponsored enterprises category includes U.S. treasuries and U.S. government agency securities which accounted for 98% and 2%, respectively, of this category at June 30, 2012. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. At June 30, 2012, 53% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AA+ corporate issues. The remaining 47% of U.S. government agency securities at June 30, 2012 were rated AA.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties. At June 30, 2012, 8% of securities in this category were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 92% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. At June 30, 2012, 52%, 44% and 3% of this category was rated AAA, AA and A, respectively, with the remaining 1% rated investment grade. Non-U.S. sovereign government obligations comprised 83% of this category, of which 60% were rated AAA. The largest three issuers (Canada, France and Germany) accounted for 73% of non-U.S. sovereign government obligations at June 30, 2012, with the next four largest issuers (Belgium, Singapore, Austria and the Netherlands) accounting for 25% of the remaining 27% of non-U.S. sovereign government obligations. At June 30, 2012, the remaining 17% of this category was comprised of investment grade Canadian government related obligations, non-U.S. government agency obligations (related to France, Canada and South Korea) and non-U.S. government supranational debt representing 13%, 3% and 1% of the total, respectively.

At June 30, 2012, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At June 30, 2012, the Company had investments of $1.5 billion in other EU sovereign governments, which were primarily comprised of $538 million, $499 million, $190 million, $124 million and $122 million of French, German, Belgian, Austrian and Dutch sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $12 million, less than 1% of the Company’s total EU sovereign government obligations. In addition to its EU sovereign government exposure, the Company also held $59 million of debt issued by French government agencies.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At June 30, 2012, 95% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 64% were rated A- or better. At June 30, 2012, the ten largest issuers accounted for 15% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 2% of total corporate bonds (1% of total investments and cash). At June 30, 2012, U.S. bonds comprised 63% of this category and no other country accounted for more than 8% of this category. The main exposures by economic sector were 21% in finance (10% were banks), 15% in consumer noncyclical and 10% in each of communications and utilities. Within the finance sector, 98% of corporate bonds were rated investment grade and 82% were rated A- or better at June 30, 2012.

At June 30, 2012, the Company’s corporate bond portfolio included $299 million of European government guaranteed corporate debt, comprised of $206 million, $45 million, $32 million, $10 million and $6 million corporate bonds guaranteed by the Dutch, Austrian, German, British and Danish governments, respectively. At June 30, 2012, the Company did not hold any government guaranteed corporate debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At June 30, 2012, the Company’s corporate bond portfolio (excluding government guaranteed corporate debt) includes $1.2 billion of corporate bonds issued by companies in the finance sector. Included within this were $147 million of corporate bonds issued by companies in the EU finance sector, which were primarily comprised of $80 million, $14 million, $11 million, $8 million and $7 million of British, Dutch, French, German and Swedish finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounts for more than 2% of the Company’s total finance sector corporate bond exposure. The remaining $27 million of EU finance sector corporate bonds were issued by companies in certain peripheral EU countries (Ireland, Spain and Italy).

The asset-backed securities category includes U.S. asset-backed securities, which accounted for 80% of this category at June 30, 2012. Of the U.S. asset-backed securities, 39% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 61% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 93% of this category at June 30, 2012. These securities generally have a low risk of default and 97% of the U.S. residential mortgage-backed securities are backed by U.S. government agencies, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2012, other than $23 million of investments in distressed asset vehicles (included in other invested assets). At June 30, 2012, the Company’s U.S. residential mortgage-backed securities included approximately $3 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At June 30, 2012, the remaining 7% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 66% were rated AAA with the remainder rated A- or higher by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 69% and 31% of this category at June 30, 2012, respectively. Approximately 97% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments consisted of corporate bonds and obligations of U.S. and foreign governments. At June 30, 2012, corporates (consisting of Dutch utility sector bonds, catastrophe bonds and U.S. consumer cyclical sector bonds) comprised 77% of this category, of which 4% of were rated investment grade and the remaining 96% were rated below investment grade. The remaining 13% and 10% were comprised of South Korean agency obligations and U.S. treasuries which were rated A and AA+, respectively.

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 75% of equities at June 30, 2012. The remaining 25% of this category consisted primarily of funds holding fixed income securities, of which 97% (or $245 million) was comprised of emerging markets funds. Of the publicly traded common stocks and ETFs, U.S. issuers represented 78% at June 30, 2012. At June 30, 2012, the ten largest common stocks accounted for 18% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At June 30, 2012, the largest publicly traded common stock exposures by economic sector were 18% in consumer noncyclical, 14% in finance, 12% in technology and 11% in energy. At June 30, 2012, the Company held less than $2 million of equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in certain peripheral EU countries (Spain, Italy and Ireland).

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2012	Cost	Fair Value
One year or less	$862	$872
More than one year through five years	4,054	4,193
More than five years through ten years	3,426	3,696
More than ten years	689	806

Subtotal	9,031	9,567
Mortgage/asset-backed securities	3,996	4,085

Total	$13,027	$13,652

Ratings Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at June 30, 2012:

Rating Category	% of total
AAA	16%
AA	43
A	21
BBB	14
Below investment grade/Unrated	6

Total	100%

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed income and short-term investments portfolio, from 25% at December 31, 2011 to 16% at June 30, 2012, and the corresponding increase in AA rated securities from 37% at December 31, 2011 to 43% at June 30, 2012, largely reflects the Eurozone downgrade discussed above. The overall average credit quality of the Company’s fixed income and short-term investments portfolio at June 30, 2012 decreased to A, from AA at December 31, 2011, primarily due to the Eurozone downgrade and a shift in asset allocation to corporate securities from non-U.S. sovereign government, supranational and government related securities (which are predominantly rated AAA and AA) and U.S. treasuries (which are rated AA+).

Other Invested Assets

At June 30, 2012, the Company’s other invested assets totaled $330 million. The Company’s other invested assets consisted primarily of investments in asset-backed securities, non-publicly traded companies, notes and loans receivable, private placement equity and bond investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at June 30, 2012, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At June 30, 2012, the Company’s principal finance activities included $148 million of investments classified as other invested assets, which were comprised primarily of asset-backed securities (including residuals), notes and loans receivable (including annuities), private placement equity investments and total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments). At June 30, 2012, the carrying value of the Company’s investment in asset-backed securities, notes and loans receivable, and private placement equity investments was $95 million, $52 million and $3 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $2 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2012, the fair value of the Company’s assumed exposure in the form of total return swaps and interest rate swaps was an unrealized loss of $2 million. At June 30, 2012, the notional value of the Company’s assumed exposure in the form of total return swaps was $99 million.

At June 30, 2012, 68% of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income and 32% was related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade.

For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At June 30, 2012, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $13 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at June 30, 2012. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was insignificant at June 30, 2012, and the notional value was comprised of $77 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At June 30, 2012, the combined fair values of the weather derivatives and the longevity total return swaps was an unrealized loss of $5 million, while their combined notional values were $156 million.

The Company has entered into certain indexed commodity futures contracts (which are accounted for as derivative financial instruments). The Company uses indexed commodity futures to hedge certain investments and to replicate the investment return on certain benchmarked commodities. The counterparties to the Company’s indexed commodity futures contracts are all investment grade financial institutions rated A- or better by Standard & Poor’s at June 30, 2012. The Company uses quoted market prices to estimate the fair value of these contracts. The fair value and the notional value of the indexed commodity futures contracts was an unrealized gain of $2 million and $42 million, respectively, at June 30, 2012.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The Company also uses equity futures to replicate equity investment positions. At June 30, 2012, the combined fair value of the treasury note and equity futures was an unrealized loss of $8 million, while the notional values were a net short position of $2,243 million and insignificant, respectively.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At June 30, 2012, the combined fair value of foreign exchange forward contracts and foreign currency option contracts was an unrealized loss of $5 million.

The Company utilizes to-be-announced mortgage-backed securities (TBAs) as part of its overall investment strategy and to enhance investment performance. TBAs represent commitments to purchase future issuances of U.S. government agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company’s policy is to maintain designated cash balances at least equal to the amount of outstanding TBA purchases. At June 30, 2012, the fair value of TBAs was insignificant and the notional value was $101 million.

At June 30, 2012, the Company’s strategic investments of $225 million (of which $190 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, including the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments–Trading Securities.

The Company also had $9 million of other invested assets at June 30, 2012.

At June 30, 2012, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $6 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include British, French, and German finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The composition of the investments underlying the funds held – directly managed account at June 30, 2012 is discussed below.

At June 30, 2012, approximately 98% of the fixed income and short-term investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income and short-term investments underlying the funds held – directly managed account was AA at June 30, 2012, and December 31, 2011 and did not change following the Eurozone downgrade.

The average duration of the investments underlying the funds held – directly managed account was 2.9 years at June 30, 2012, compared to 2.7 years at December 31, 2011. The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account decreased to 1.3% at June 30, 2012 from 1.7% at December 31, 2011 primarily due to decreases in U.S. and European risk-free rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at June 30, 2012 were as follows (in millions of U.S. dollars):

June 30, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$355	$13	$—	$368
Non-U.S. sovereign government, supranational and government related	260	16	—	276
Corporate	403	17	(1)	419

Total fixed maturities	1,018	46	(1)	1,063
Short-term investments	11	—	—	11
Other invested assets	25	—	(10)	15

Total	$1,054	$46	$(11)	$1,089

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities and short-term investments.

In addition to the investments in the above table at June 30, 2012, the funds held – directly managed account included other assets and liabilities of $67 million, cash and cash equivalents of $64 million and accrued investment income of $13 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

The U.S. government and government sponsored enterprises category underlying the funds held – directly managed account is comprised of U.S. treasuries and U.S. government agency securities which accounted for 60% and 40% of this category at June 30, 2012, respectively. With the exception of investments totaling $107 million in U.S. government agency securities, which were rated AA, the remaining U.S. government agency securities and all of the U.S. treasuries, although not specifically rated, are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Investment grade Canadian government related obligations comprised 51% of this category, with investment grade non-U.S. government agency obligations, non-U.S. sovereign government obligations, and supranational debt accounting for the remaining 19%, 18% and 12%, respectively. Within the non-U.S. government agency obligations category, 99% related to France, Canada and Austria, and within the non-U.S. sovereign government obligations category, 92% related to France, Austria, Belgium and Germany. At June 30, 2012, 30%, 49% and 21% of this category were rated AAA, AA and A, respectively, by Standard & Poor’s (or estimated equivalent).

At June 30, 2012, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At June 30, 2012, the investments underlying the funds held – directly managed account included $48 million of investments in other EU sovereign governments, which were primarily comprised of $20 million, $11 million, $8 million and $6 million of French, Austrian, Belgian and German sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $2 million, or 4% of the total EU sovereign government obligations underlying the funds held – directly managed account. In addition to its EU sovereign government obligations, the Company also held $34 million of debt issued by French and Austrian government agencies.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At June 30, 2012, substantially all (more than 99%) of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 89% were rated A- or better. At June 30, 2012, the ten largest issuers accounted for 24% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At June 30, 2012, U.S. and French bonds comprised 41% and 16%, respectively, of this category and no other country accounted for more than 9% of this category. The main exposures of this category by economic sector were 44% in finance (26% were banks), 16% in consumer noncyclical and 12% in energy. At June 30, 2012, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At June 30, 2012, corporate bonds underlying the funds held – directly managed account included $16 million of European corporate debt guaranteed by the German, British, and Swedish governments. At June 30, 2012, the corporate bond portfolio underlying the funds held – directly managed account did not have any exposure to government guaranteed debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At June 30, 2012, corporate bonds underlying the funds held – directly managed account (excluding government guaranteed corporate debt) included $95 million of corporate bonds issued by companies in the EU finance sector, including $42 million, $17 million and $16 million of French, Dutch and British finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounted for more than $8 million, or 5% of total finance sector corporate bonds underlying the funds held – directly managed account. At June 30, 2012, corporate bonds underlying the funds held – directly managed account included less than $15 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Short-term investments underlying the funds held – directly managed account are comprised of Canadian government related obligations which were rated A by Standard & Poor’s (or estimated equivalent) at June 30, 2012.

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2012	Cost	Fair Value
One year or less	$215	$216
More than one year through five years	618	642
More than five years through ten years	170	188
More than ten years	26	28

Total	$1,029	$1,074

Ratings Distribution

The following table provides a breakdown of the credit quality of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2012:

Rating Category	% of total
AAA	14%
AA	59
A	23
BBB	4

Total	100%

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account, from 22% at December 31, 2011 to 14% at June 30, 2012, and the corresponding increase in AA rated securities from 50% at December 31, 2011 to 59% at June 30, 2012, largely reflects the Eurozone downgrade described above. The overall average credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2012 and December 31, 2011 was AA.

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

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the six months ended June 30, 2012.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held—directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item IA of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for further discussion of the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at June 30, 2012 have not changed significantly since December 31, 2011. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2012.

At June 30, 2012 and December 31, 2011, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,661 million and $11,273 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,330 million and $10,920 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at June 30, 2012 and December 31, 2011 include $940 million and $1,012 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 9 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2012 (in millions of U.S. dollars):

For the six months ended June 30, 2012
Net liability at December 31, 2011	$10,920
Net incurred losses related to:
Current year	1,240
Prior years	(279)

961
Change in Paris Re Reserve Agreement	(28)
Net paid losses	(1,422)
Effects of foreign exchange rate changes	(101)

Net liability at June 30, 2012	$10,330

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,920 million at December 31, 2011 to $10,330 million at June 30, 2012 primarily reflects the payment of losses related to the 2011 catastrophic events during the six months ended June 30, 2012 and the impact of foreign exchange, which were partially offset by net losses incurred.

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

Policy Benefits for Life and Annuity Contracts

At June 30, 2012 and December 31, 2011, the Company recorded gross policy benefits for life and annuity contracts of $1,636 million and $1,646 million, respectively, and net policy benefits for life and annuity contracts of $1,626 million and $1,636 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2012 (in millions of U.S. dollars):

For the six months ended June 30, 2012
Net liability at December 31, 2011	$1,636
Net incurred losses related to:
Current year	331
Prior years	(9)

322
Net paid losses	(306)
Effects of foreign exchange rate changes	(26)

Net liability at June 30, 2012	$1,626

The modest decrease in net policy benefits for life and annuity contracts from $1,636 million at December 31, 2011 to $1,626 million at June 30, 2012 is primarily due to paid losses and the impact of foreign exchange, which were partially offset by incurred losses.

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

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s contractual obligations at June 30, 2012 have not changed materially compared to December 31, 2011.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.7 billion at June 30, 2012, a 4% increase compared to $6.5 billion at December 31, 2011. The major factors contributing to the increase in shareholders’ equity during the six months ended June 30, 2012 were:

•	comprehensive income of $534 million, of which net income contributed $536 million; partially offset by

•

a net decrease of $193 million, primarily due to the repurchase of common shares of $222 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $29 million; and

•	dividends declared of $111 million related to both the Company’s common and preferred shares.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the six months ended June 30, 2012.

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

Management uses compound annual growth rate in Diluted Book Value per Share as a measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s share price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share increased by 8% to $91.88 at June 30, 2012 from $84.82 at December 31, 2011, due to the same factors describing the increase in shareholders’ equity above and the accretive impact of the share repurchases.

The table below sets forth the capital structure of the Company at June 30, 2012 and December 31, 2011 (in millions of U.S. dollars):

	June 30, 2012		December 31, 2011
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	12	894	12
Common shareholders’ equity	5,804	77	5,574	77

Total Capital	$7,511	100%	$7,281	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

The increase in total capital during the six months ended June 30, 2012 was related to the same factors describing the increase in shareholders’ equity above.

During the six months ended June 30, 2012, the Company repurchased, under its authorized share repurchase program, 3.1 million of its common shares at a total cost of $222 million, representing an average cost of $70.70 per share. At June 30, 2012, the Company had approximately 2.1 million common shares remaining under its current share repurchase authorization and approximately 22.6 million common shares were held in treasury and are available for reissuance.

Subsequently, during the period from July 1, 2012 to July 31, 2012, the Company repurchased 0.5 million common shares at a total cost of $34 million, representing an average cost of $74.12 per share. Following these repurchases, the Company had approximately 1.7 million common shares remaining under its current share repurchase authorization and approximately 22.9 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

There was no change in the Company’s indebtedness at June 30, 2012 compared to December 31, 2011 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2012. See Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s indebtedness.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.5 billion at June 30, 2012 compared to $1.3 billion at December 31, 2011.

Cash flows from operations for the six months ended June 30, 2012 decreased to $183 million from $742 million in the same period of 2011. The decrease in cash flows from operations reflects lower underwriting cash flows. The lower underwriting cash flows were due to cash received of approximately $300 million in the six months ended June 30, 2011 related to the release of assets from the Funds Held – Directly Managed account to Partner Reinsurance Europe plc pursuant to an endorsement to a quota share reinsurance agreement with Colisée Re and also relate to loss payments for the 2011 catastrophic events during the six months ended June 30, 2012.

Net cash provided by investing activities was $324 million in the six months ended June 30, 2012 compared to net cash used in investing activities of $1,307 million during the same period of 2011. The net cash provided by investing activities in the six months ended June 30, 2012 reflects the sale and maturity of investments to fund financing activities and loss payments related to the 2011 catastrophic events.

Net cash used in financing activities was $317 million in the six months ended June 30, 2012 compared to net cash provided by financing activities of $36 million in the same period of 2011. Net cash used in financing activities in the six months ended June 30, 2012 was primarily related to share repurchases and dividend payments on common and preferred shares, while the net cash provided by financing activities in the same period in 2011 was related to the net proceeds of $362 million related to the issuance of the Series E preferred shares, which was partially offset by share repurchases and dividends on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $16.5 billion at June 30, 2012, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.3 billion.

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

Other than the modification discussed above, the Company’s credit facilities at June 30, 2012 have not changed significantly since December 31, 2011. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements have not changed significantly at June 30, 2012 compared to December 31, 2011. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the six months ended June 30, 2012 and 2011.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $2 million during the six months ended June 30, 2012 primarily due to the Company’s net asset exposure to the Canadian dollar.

The following table provides a reconciliation of the currency translation adjustment for the six months ended June 30, 2012 (in millions of U.S. dollars):

For the six months ended June 30, 2012
Currency translation adjustment at December 31, 2011	$4
Change in currency translation adjustment included in accumulated other comprehensive income	(2)

Currency translation adjustment at June 30, 2012	$2

From time to time, the Company enters into net investment hedges. At June 30, 2012, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency movements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The following discussion of market risks at June 30, 2012 focuses only on material changes from December 31, 2011 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$16,066	6%	$15,616	3%	$15,166	$14,716	(3)%	$14,266	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	1,204	6	1,171	3	1,138	1,105	(3)	1,072	(6)
Total invested assets(3)	18,837	5	18,354	3	17,871	17,388	(3)	16,905	(5)
Shareholders’ equity	7,664	14	7,181	7	6,698	6,215	(7)	5,732	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at June 30, 2012 compared to December 31, 2011.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the carrying value reported in the Unaudited Condensed Consolidated Balance Sheets.

The fair value of the Company’s outstanding debt obligations and preferred securities increased modestly at June 30, 2012, compared to December 31, 2011 primarily as a result of lower risk free rates. For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. For additional information related to the Company’s debt obligations also see Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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

At June 30, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$15,918	5%	$15,542	2%	$15,166	$14,790	(2)%	$14,414	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,180	4	1,159	2	1,138	1,117	(2)	1,096	(4)
Total invested assets(3)	18,665	4	18,268	2	17,871	17,474	(2)	17,077	(4)
Shareholders’ equity	7,492	12	7,095	6	6,698	6,301	(6)	5,904	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at June 30, 2012 compared to December 31, 2011.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Australian dollar and Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Unaudited Condensed Consolidated Financial Statements.

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at June 30, 2012 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	JPY	Other	Total(1)
Total assets	$4,246	$1,321	$1,107	$139	$89	$40	$650	$7,592
Total liabilities	(4,195)	(735)	(835)	(441)	(276)	(296)	(1,238)	(8,016)

Total gross foreign currency exposure	51	586	272	(302)	(187)	(256)	(588)	(424)
Total derivative amount	(71)	5	(265)	299	195	184	606	953

Net foreign currency exposure	(20)	591	7	(3)	8	(72)	18	529

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at June 30, 2012.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $53 million and $106 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2012, approximately 16% of the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AAA (or equivalent rating). The decline in the percentage of the Company’s fixed income portfolio rated AAA from 25% at December 31, 2011 largely reflects Standard & Poor’s decision in January 2012 to downgrade certain European sovereign government securities, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above.

At June 30, 2012, approximately 79% the Company’s fixed income and short-term investments (including funds holding fixed income securities and excluding the funds held – directly managed account) was rated A- or better and 8% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 2% and less than 15% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively, at June 30, 2012. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 25% of total corporate fixed income securities underlying the funds held – directly managed account at June 30, 2012, respectively.

The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and for alternative risk products;

•	the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	the credit risk of Colisée Re in the event of insolvency or Colisée Re’s failure to honor the value of the funds held balances for any other reason;

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

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at June 30, 2012, compared to December 31, 2011. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $798 million, excluding funds holding fixed income securities of $252 million) at June 30, 2012. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.97 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at June 30, 2012 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	June 30, 2012	10% Increase	% Change	20% Increase	% Change
Equities(1)	$644	(19)%	$721	(10)%	$798	$875	10%	$952	19%
Total invested assets(2)	17,717	(1)	17,794	—	17,871	17,948	—	18,025	1
Shareholders’ equity	6,544	(2)	6,621	(1)	6,698	6,775	1	6,852	2

(1)	Excludes funds holding fixed income securities of $252 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at June 30, 2012 compared to December 31, 2011.

New Accounting Pronouncements

See Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2012, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at June 30, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

The following discussion updates and supplements the risk factors included within Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. See also Risk Management in Item 2 of Part I of this report for the Company’s updated Risk Management framework.

Given the inherent uncertainty of models, the usefulness of such models as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including probable maximum losses (PMLs), and our financial results may be adversely impacted, perhaps significantly.

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

For example, catastrophe models that simulate loss estimates based on a set of assumptions are important tools used by us to estimate our PMLs. These assumptions address a number of factors that impact loss potential including, but not limited to, the characteristics of the natural catastrophe event; demand surge resulting from an event; the types, function, location and characteristics of exposed risks; susceptibility of exposed risks to damage from an event with specific characteristics; and the financial and contractual provisions of the (re)insurance contracts that cover losses arising from an event. We run many model simulations in order to understand the impact of these assumptions on its catastrophe loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into PML estimates that management must consider. These uncertainties can include, but are not limited to, the following:

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

The following table provides information about purchases by the Company during the three months ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
04/01/2012-04/30/2012	839,445	$67.20	839,445	4,254,879
05/01/2012-05/31/2012	1,490,700	72.40	1,490,700	2,764,179
06/01/2012-06/30/2012	627,500	72.15	627,500	2,136,679

Total	2,957,645	$70.87	2,957,645

(1)	In November 2011, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 7 million common shares, which replaced the prior authorization of 7 million common shares approved in December 2010. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At June 30, 2012, approximately 22.6 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis

Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2012

By:	/s/ WILLIAM BABCOCK
Name:	William Babcock

Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed June 11, 2012).

10.2	Employment agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements*.

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless PartnerRe Ltd. specifically incorporates it by reference.