Form 10-Q
period 2012-09-30
PARTNERRE LTD
filed 2012-11-02
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of October 31, 2012 was 61,249,448.

PartnerRe Ltd.

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Unaudited Condensed Consolidated Balance Sheets—September 30, 2012 and December 31, 2011	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) —Three Months and Nine Months Ended September 30, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity—Nine Months Ended September 30, 2012 and 2011	6

	Unaudited Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2012 and 2011	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	74

ITEM 4.	Controls and Procedures	77

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	78

ITEM 1A.	Risk Factors	78

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

ITEM 3.	Defaults upon Senior Securities	79

ITEM 4.	Mine Safety Disclosures	79

ITEM 5.	Other Information	79

ITEM 6.	Exhibits	79

	Signatures	80

	Exhibit Index	81

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011, and of shareholders’ equity, and of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

November 2, 2012

PartnerRe Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30,	December 31,
	2012	2011
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2012, $13,555,701; 2011, $13,394,404)	$14,338,499	$13,941,829
Short-term investments, trading securities, at fair value (amortized cost: 2012, $161,083; 2011, $42,563)	161,137	42,571
Equities, trading securities, at fair value (cost: 2012, $975,023; 2011, $917,613)	1,071,528	944,691
Other invested assets	341,555	358,154

Total investments	15,912,719	15,287,245
Funds held – directly managed (cost: 2012, $1,142,593; 2011, $1,241,222)	1,188,186	1,268,010
Cash and cash equivalents, at fair value, which approximates amortized cost	1,336,362	1,342,257
Accrued investment income	175,066	189,074
Reinsurance balances receivable	2,329,907	2,059,976
Reinsurance recoverable on paid and unpaid losses	369,960	397,788
Funds held by reinsured companies	805,178	796,290
Deferred acquisition costs	602,660	547,202
Deposit assets	256,587	241,513
Net tax assets	34,547	66,574
Goodwill	455,533	455,533
Intangible assets	107,188	133,867
Other assets	66,237	70,044

Total assets	$23,640,130	$22,855,373

Liabilities
Unpaid losses and loss expenses	$10,761,302	$11,273,091
Policy benefits for life and annuity contracts	1,703,147	1,645,662
Unearned premiums	1,810,881	1,448,841
Other reinsurance balances payable	504,820	443,873
Deposit liabilities	255,986	249,382
Net tax liabilities	356,851	297,153
Accounts payable, accrued expenses and other	347,152	208,840
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,561,128	16,387,831

Shareholders’ Equity
Common shares (par value $1.00; issued: 2012, 85,204,067 shares; 2011, 84,766,693 shares)	85,204	84,767
Preferred shares (par value $1.00; issued and outstanding: 2012 and 2011, 35,750,000 shares; aggregate liquidation value: 2012 and 2011, $893,750)	35,750	35,750
Additional paid-in capital	3,840,641	3,803,796
Accumulated other comprehensive income (loss):
Currency translation adjustment	35,309	4,267
Other accumulated comprehensive loss (net of tax of: 2012, $6,605; 2011, $6,590)	(17,794)	(16,911)
Retained earnings	4,893,729	4,035,103
Common shares held in treasury, at cost (2012, 23,837,410 shares; 2011, 19,444,365 shares)	(1,793,837)	(1,479,230)

Total shareholders’ equity	7,079,002	6,467,542

Total liabilities and shareholders’ equity	$23,640,130	$22,855,373

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Revenues
Gross premiums written	$1,056,076	$1,095,326	$3,786,802	$3,735,091

Net premiums written	$1,043,240	$1,079,557	$3,652,571	$3,606,444
Decrease (increase) in unearned premiums	193,851	214,762	(334,772)	(140,091)

Net premiums earned	1,237,091	1,294,319	3,317,799	3,466,353
Net investment income	135,266	163,647	435,669	473,608
Net realized and unrealized investment gains (losses)	257,429	26,139	488,296	(7,860)
Other income	2,744	1,434	8,143	4,843

Total revenues	1,632,530	1,485,539	4,249,907	3,936,944
Expenses
Losses and loss expenses and life policy benefits	721,137	881,626	2,003,759	3,303,366
Acquisition costs	247,058	262,489	691,388	699,589
Other operating expenses	94,697	103,822	299,055	321,813
Interest expense	12,224	12,216	36,668	36,730
Amortization of intangible assets	8,893	9,520	26,679	27,512
Net foreign exchange losses (gains)	2,015	(10,587)	(3,165)	(20,020)

Total expenses	1,086,024	1,259,086	3,054,384	4,368,990

Income (loss) before taxes and interest in earnings (losses) of equity investments	546,506	226,453	1,195,523	(432,046)
Income tax expense	64,149	41,803	181,458	65,632
Interest in earnings (losses) of equity investments	4,349	(4,527)	8,929	(4,970)

Net income (loss)	486,706	180,123	1,022,994	(502,648)
Preferred dividends	15,405	14,352	46,216	31,614

Net income (loss) available to common shareholders	$471,301	$165,771	$976,778	$(534,262)

Comprehensive income (loss)
Net income (loss)	$486,706	$180,123	$1,022,994	$(502,648)
Change in currency translation adjustment	32,992	(54,958)	31,042	(10,874)
Change in other accumulated comprehensive (loss) income, net of tax	(827)	1,106	(883)	(1,049)

Comprehensive income (loss)	$518,871	$126,271	$1,053,153	$(514,571)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$7.62	$2.45	$15.34	$(7.88)
Diluted net income (loss)	$7.53	$2.43	$15.19	$(7.88)
Weighted average number of common shares outstanding	61,837,328	67,743,296	63,679,114	67,788,427
Weighted average number of common shares and common share equivalents outstanding	62,606,761	68,181,982	64,284,125	67,788,427
Dividends declared per common share	$0.62	$0.60	$1.86	$1.75

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Common shares
Balance at beginning of period	$84,767	$84,033
Issuance of common shares	437	548

Balance at end of period	85,204	84,581

Preferred shares
Balance at beginning of period	35,750	20,800
Issuance of preferred shares	—	14,950

Balance at end of period	35,750	35,750

Additional paid-in capital
Balance at beginning of period	3,803,796	3,419,864
Issuance of common shares	36,845	29,774
Issuance of preferred shares	—	346,772

Balance at end of period	3,840,641	3,796,410

Accumulated other comprehensive income (loss)
Balance at beginning of period	(12,644)	4,056
Change in currency translation adjustment	31,042	(10,874)
Change in other accumulated comprehensive loss	(883)	(1,049)

Balance at end of period	17,515	(7,867)

Retained earnings
Balance at beginning of period	4,035,103	4,761,178
Net income (loss)	1,022,994	(502,648)
Dividends on common shares	(118,152)	(118,392)
Dividends on preferred shares	(46,216)	(31,614)

Balance at end of period	4,893,729	4,108,524

Common shares held in treasury
Balance at beginning of period	(1,479,230)	(1,083,012)
Repurchase of common shares	(314,607)	(226,703)

Balance at end of period	(1,793,837)	(1,309,715)

Total shareholders’ equity	$7,079,002	$6,707,683

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Cash flows from operating activities
Net income (loss)	$1,022,994	$(502,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	99,722	63,268
Amortization of intangible assets	26,679	27,512
Net realized and unrealized investment (gains) losses	(488,296)	7,860
Changes in:
Reinsurance balances, net	(202,270)	(228,133)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	59,536	(1,923)
Funds held by reinsured companies and funds held – directly managed	110,096	573,220
Deferred acquisition costs	(51,722)	8,716
Net tax assets and liabilities	89,900	(2,893)
Unpaid losses and loss expenses including life policy benefits	(557,411)	500,038
Unearned premiums	334,772	140,091
Other net changes in operating assets and liabilities	25,355	(1,176)

Net cash provided by operating activities	469,355	583,932

Cash flows from investing activities
Sales of fixed maturities	5,016,192	5,049,822
Redemptions of fixed maturities	705,423	967,020
Purchases of fixed maturities	(5,649,511)	(7,412,275)
Sales and redemptions of short-term investments	61,903	242,234
Purchases of short-term investments	(176,068)	(292,833)
Sales of equities	574,612	492,491
Purchases of equities	(577,652)	(513,525)
Other, net	33,891	(131,989)

Net cash used in investing activities	(11,210)	(1,599,055)

Cash flows from financing activities
Cash dividends paid to shareholders	(164,368)	(150,006)
Repurchase of common shares	(312,291)	(244,222)
Issuance of common shares	19,117	13,219
Net proceeds from issuance of preferred shares	—	361,722

Net cash used in financing activities	(457,542)	(19,287)
Effect of foreign exchange rate changes on cash	(6,498)	(3,242)
Decrease in cash and cash equivalents	(5,895)	(1,037,652)
Cash and cash equivalents—beginning of period	1,342,257	2,111,084

Cash and cash equivalents—end of period	$1,336,362	$1,073,432

Supplemental cash flow information:
Taxes paid	$105,059	$136,188
Interest paid	$24,630	$24,630

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities listed on a major exchange, exchange traded funds and exchange traded derivatives, including futures and weather derivatives that are actively traded.

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2012 and December 31, 2011, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$982,433	$—	$982,433
U.S. states, territories and municipalities	—	10,269	208,820	219,089
Non-U.S. sovereign government, supranational and government related	—	2,638,242	—	2,638,242
Corporate	—	6,269,298	108,557	6,377,855
Asset-backed securities	—	393,499	329,189	722,688
Residential mortgage-backed securities	—	3,319,929	—	3,319,929
Other mortgage-backed securities	—	78,263	—	78,263

Fixed maturities	$—	$13,691,933	$646,566	$14,338,499
Short-term investments	$—	$161,137	$—	$161,137
Equities
Consumer noncyclical	$127,963	$—	$—	$127,963
Energy	118,502	—	—	118,502
Finance	81,100	7,585	13,372	102,057
Technology	77,032	—	7,093	84,125
Communications	69,182	—	—	69,182
Insurance	64,983	—	—	64,983
Industrials	56,220	—	—	56,220
Consumer cyclical	55,453	—	—	55,453
Other	84,492	—	—	84,492
Mutual funds and exchange traded funds	42,707	258,773	7,071	308,551

Equities	$777,634	$266,358	$27,536	$1,071,528
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$11,229	$—	$11,229
Foreign currency option contracts	—	1,061	—	1,061
Credit default swaps (protection purchased)	—	16	—	16
Credit default swaps (assumed risks)	—	452	—	452
Insurance-linked securities	—	—	56	56
Total return swaps	—	—	6,214	6,214
TBAs	—	1,368	—	1,368
Other assets	—	—	72,619	72,619
Derivative liabilities
Foreign exchange forward contracts	—	(3,744)	—	(3,744)
Futures contracts	(11,462)	—	—	(11,462)
Credit default swaps (protection purchased)	—	(1,071)	—	(1,071)
Insurance-linked securities	—	—	(1,290)	(1,290)
Total return swaps	—	—	(621)	(621)
Interest rate swaps	—	(8,395)	—	(8,395)

Other invested assets	$(11,462)	$916	$76,978	$66,432
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$356,444	$—	$356,444
U.S. states, territories and municipalities	—	—	329	329
Non-U.S. sovereign government, supranational and government related	—	272,585	—	272,585
Corporate	—	414,455	—	414,455
Other invested assets	—	—	17,536	17,536

Funds held – directly managed	$—	$1,043,484	$17,865	$1,061,349

Total	$766,172	$15,163,828	$768,945	$16,698,945

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,115,777	$—	$1,115,777
U.S. states, territories and municipalities	—	12,269	111,415	123,684
Non-U.S. sovereign government, supranational and government related	—	2,964,091	—	2,964,091
Corporate	—	5,635,297	111,700	5,746,997
Asset-backed securities	—	376,384	257,415	633,799
Residential mortgage-backed securities	—	3,282,901	—	3,282,901
Other mortgage-backed securities	—	74,580	—	74,580

Fixed maturities	$—	$13,461,299	$480,530	$13,941,829
Short-term investments	$—	$42,571	$—	$42,571
Equities
Consumer noncyclical	$124,697	$154	$—	$124,851
Energy	83,403	858	—	84,261
Finance	69,722	191	9,670	79,583
Technology	74,729	—	—	74,729
Communications	64,036	44	—	64,080
Industrials	58,254	—	—	58,254
Insurance	58,017	—	—	58,017
Consumer cyclical	52,305	108	—	52,413
Other	69,457	239	—	69,696
Mutual funds and exchange traded funds	35,285	237,027	6,495	278,807

Equities	$689,905	$238,621	$16,165	$944,691
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,865	$—	$7,865
Foreign currency option contracts	—	1,074	—	1,074
Futures contracts	13,524	48	—	13,572
Credit default swaps (protection purchased)	—	92	—	92
Credit default swaps (assumed risks)	—	246	—	246
Total return swaps	—	443	7,230	7,673
TBAs	—	747	—	747
Other assets	—	—	91,405	91,405
Derivative liabilities
Foreign exchange forward contracts	—	(5,816)	—	(5,816)
Foreign currency option contracts	—	(321)	—	(321)
Futures contracts	(12,905)	(1,268)	—	(14,173)
Credit default swaps (protection purchased)	—	(1,285)	—	(1,285)
Credit default swaps (assumed risks)	—	(772)	—	(772)
Insurance-linked securities	—	—	(968)	(968)
Total return swaps	—	—	(640)	(640)
Interest rate swaps	—	(7,992)	—	(7,992)
TBAs	—	(58)	—	(58)
Other liabilities	—	(137)	—	(137)

Other invested assets	$619	$(7,134)	$97,027	$90,512
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$268,539	$—	$268,539
U.S. states, territories and municipalities	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	274,665	—	274,665
Corporate	—	480,485	—	480,485
Short-term investments	—	18,097	—	18,097

Other invested assets	—	—	15,433	15,433

Funds held – directly managed	$—	$1,041,786	$15,767	$1,057,553

Total	$690,524	$14,777,143	$609,489	$16,077,156

At September 30, 2012 and December 31, 2011, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $275.1 million and $267.6 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $1,061.3 million and $1,057.6 million at September 30, 2012 and December 31, 2011, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $89.6 million and $176.3 million, respectively, and accrued investment income of $15.4 million and $13.7 million, respectively. At September 30, 2012 and December 31, 2011, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $21.9 million and $20.4 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011).

At September 30, 2012 and December 31, 2011, substantially all of the accrued investment income in the Unaudited Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months ended September 30, 2012, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they were trading in an active market at September 30, 2012. During the three months and nine months ended September 30, 2011, there were no significant transfers between Level 1 and Level 2.

The Company’s policy is to recognize transfers between the hierarchy levels at the beginning of the period.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At September 30, 2012 and December 31, 2011, the fair values of financial instrument assets recorded in the Unaudited Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2012 and 2011 (in thousands of U.S. dollars):

For the three months ended September 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Sales and settlements	Net transfers (out of)/into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$117,235	$1,618	$90,050	$(83)	$—	$208,820	$1,618
Corporate	111,070	681	56	(3,250)	—	108,557	582
Asset-backed securities	290,371	699	59,724	(21,605)	—	329,189	739

Fixed maturities	$518,676	$2,998	$149,830	$(24,938)	$—	$646,566	$2,939
Equities
Finance	$19,422	$750	$—	$—	$(6,800)	$13,372	$750
Technology	7,192	(99)	—	—	—	7,093	(99)
Mutual funds and exchange traded funds	6,760	311	—	—	—	7,071	311

Equities	$33,374	$962	$—	$—	$(6,800)	$27,536	$962
Other invested assets
Derivatives, net	$1,207	$3,152	$—	$—	$—	$4,359	$4,168
Other assets	72,529	9,646	25,301	(34,857)	—	72,619	4,154

Other invested assets	$73,736	$12,798	$25,301	$(34,857)	$—	$76,978	$8,322
Funds held – directly managed
U.S. states, territories and municipalities	$321	$8	$—	$—	$—	$329	$8
Other invested assets	15,076	2,460	—	—	—	17,536	2,460

Funds held – directly managed	$15,397	$2,468	$—	$—	$—	$17,865	$2,468

Total	$641,183	$19,226	$175,131	$(59,795)	$(6,800)	$768,945	$14,691

For the three months ended September 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Sales and settlements(1)	Net transfers (out of)/into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$86,782	$2,100	$—	$(37)	$—	$88,845	$2,100
Corporate	116,428	969	195	(5,545)	—	112,047	582
Asset-backed securities	261,843	2,005	39,159	(53,288)	—	249,719	4,627
Other mortgage-backed securities	1	(1)	—	—	—	—	—

Fixed maturities	$465,054	$5,073	$39,354	$(58,870)	$—	$450,611	$7,309
Short-term investments	$2,923	$—	$—	$(2,923)	$—	$—	$—
Equities
Finance	$163	$(10)	$—	$—	$—	$153	$(10)
Mutual funds and exchange traded funds	6,542	(29)	—	—	—	6,513	(29)

Equities	$6,705	$(39)	$—	$—	$—	$6,666	$(39)
Other invested assets
Derivatives, net	$(21,535)	$3,290	$675	$10,000	$—	$(7,570)	$3,290
Other assets	74,018	(9,391)	32,808	(5,392)	—	92,043	(11,988)

Other invested assets	$52,483	$(6,101)	$33,483	$4,608	$—	$84,473	$(8,698)
Funds held – directly managed
U.S. states, territories and municipalities	$355	$(21)	$—	$—	$—	$334	$(21)
Other invested assets	21,720	(3,882)	—	—	—	17,838	(2,954)

Funds held – directly managed	$22,075	$(3,903)	$—	$—	$—	$18,172	$(2,975)

Total	$549,240	$(4,970)	$72,837	$(57,185)	$—	$559,922	$(4,403)

(1)	Sales and settlements of derivatives includes settlements of $10.0 million.

During the three months ended September 30, 2012, a certain equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it is valued using observable inputs at September 30, 2012.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2012 and 2011 (in thousands of U.S. dollars):

For the nine months ended September 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Sales and settlements	Net transfers (out of)/into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$2,900	$94,750	$(245)	$—	$208,820	$2,900
Corporate	111,700	111	120	(3,374)	—	108,557	(2)
Asset-backed securities	257,415	8,892	142,314	(79,432)	—	329,189	8,771

Fixed maturities	$480,530	$11,903	$237,184	$(83,051)	$—	$646,566	$11,669
Equities
Finance	$9,670	$3,702	$6,800	$—	$(6,800)	$13,372	$3,702
Technology	—	(99)	7,192	—	—	7,093	(99)
Mutual funds and exchange traded funds	6,495	576	—	—	—	7,071	576

Equities	$16,165	$4,179	$13,992	$—	$(6,800)	$27,536	$4,179
Other invested assets
Derivatives, net	$5,622	$4,157	$(5,420)	$—	$—	$4,359	$4,874
Other assets	91,405	18,464	63,349	(100,599)	—	72,619	5,804

Other invested assets	$97,027	$22,621	$57,929	$(100,599)	$—	$76,978	$10,678
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(5)	$—	$—	$—	$329	$(5)
Other invested assets	15,433	2,103	—	—	—	17,536	2,103

Funds held – directly managed	$15,767	$2,098	$—	$—	$—	$17,865	$2,098

Total	$609,489	$40,801	$309,105	$(183,650)	$(6,800)	$768,945	$28,624

(1)	Purchases and issuances of derivatives includes issuances of $5.7 million.

For the nine months ended September 30, 2011	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Sales and settlements (1)	Net transfers into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$55,124	$3,724	$30,064	$(67)	$—	$88,845	$3,724
Corporate	76,982	(36,097)	41,073	(10,091)	40,180	112,047	2,949
Asset-backed securities	213,139	12,683	140,803	(116,906)	—	249,719	12,885
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(225)	408	(473)	—	—	—

Fixed maturities	$345,535	$(18,530)	$216,560	$(133,134)	$40,180	$450,611	$19,558
Short-term investments	$—	$(1,069)	$3,992	$(2,923)	$—	$—	$—
Equities
Finance	$2,486	$229	$—	$(2,562)	$—	$153	$3
Mutual funds and exchange traded funds	40,927	1,213	—	(35,627)	—	6,513	(411)

Equities	$43,413	$1,442	$—	$(38,189)	$—	$6,666	$(408)
Other invested assets
Derivatives, net	$(7,954)	$(5,513)	$(4,103)	$10,000	$—	$(7,570)	$3,790
Other assets	86,278	(12,598)	39,356	(20,993)	—	92,043	(14,485)

Other invested assets	$78,324	$(18,111)	$35,253	$(10,993)	$—	$84,473	$(10,695)
Funds held – directly managed
U.S. states, territories and municipalities	$368	$(34)	$—	$—	$—	$334	$(34)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	(2,690)	—	—	—	17,838	(2,030)

Funds held – directly managed	$33,014	$(2,874)	$—	$(11,968)	$—	$18,172	$(2,064)

Total	$500,286	$(39,142)	$255,805	$(197,207)	$40,180	$559,922	$6,391

(1)	Purchases and issuances of derivatives includes issuances of $5.1 million. Sales and settlements of derivatives includes settlements of $10.0 million.

During the nine months ended September 30, 2012, a certain equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it is valued using observable inputs at September 30, 2012.

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

The following table shows the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at September 30, 2012 (in thousands of U.S. dollars):

September 30, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$208,820	Discounted cash flow	Credit spreads	3.0% - 4.7% (3.8%)
Corporate	6,877	Discounted cash flow	Discount rate	13.5% (13.5%)
Asset-backed securities – interest only	13,051	Discounted cash flow	Credit spreads Prepayment speed	6.9% -11.6% (9.1%) 20.0% (20.0%)
Asset-backed securities – other	316,138	Discounted cash flow	Credit spreads	3.9% -12.4% (7.0%)
Equities
Finance	13,372	Weighted market comparables	Comparable return	6.0% (6.0%)
Technology	7,093	Weighted market comparables	Comparable return	-1.4% (-1.4%)
Other invested assets
Total return swaps	5,593	Discounted cash flow	Credit spreads	2.8% - 4.6% (3.5%)

Notes and loan receivables	28,877	Discounted cash flow	Credit spreads	17.5% (17.5%	)
			Gross revenue/fair value	1.6 - 1.8 (1.8)
Annuities and residuals	27,409	Discounted cash flow	Credit spreads	5.0% - 10.1% (7.6%	)
			Prepayment speed	0.0% - 4.0% (2.7%	)
			Constant default rate	2.3% - 40.0% (17.6%	)
Private equity fund	1,309	Lag reported market value	Net asset value, as reported	100.0% (100.0%	)
			Market adjustments	5.6% (5.6%	)
Notes securitization	14,874	Discounted cash flow	Credit spreads	4.6% (4.6%	)
Funds held – directly managed
Other invested assets	17,536	Lag reported market value	Net asset value, as reported	100.0% (100.0%	)
			Market adjustments	-39.9% - 0.0% (-12.2%	)

The table above does not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mortality bonds (included within corporate fixed maturities), mutual fund investments (included within equities), and certain insurance-linked securities (included within other invested assets).

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and nine months ended September 30, 2012 and 2011, respectively, were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Fixed maturities and short-term investments	$150,046	$189,956	$230,862	$180,189
Equities	51,260	(145,095)	69,068	(159,174)
Other invested assets	1,574	(10,347)	19,734	(13,680)
Funds held – directly managed	9,425	11,921	18,216	8,025

Total	$212,305	$46,435	$337,880	$15,360

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

Equities

Equity securities include U.S. and foreign common and preferred stocks, mutual funds and exchange traded funds. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, and common stocks traded in inactive markets. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable input used in the fair value measurement of inactively traded common stocks classified as Level 3 is market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increases (decreases) in the market return information could result in a significantly higher (lower) fair value measurement.

To validate prices, the Company completes quantitative analyses to compare the performance of each equity investment portfolio to the performance of an appropriate benchmark, with significant differences identified and investigated.

Other invested assets

The Company’s exchange traded derivatives, such as futures are generally classified as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, non-exchange traded futures, credit default swaps, total return swaps, interest rate swaps and TBAs are generally classified as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 classification, in general, are credit-linked notes, certain inactively traded weather derivatives, notes, annuities, residuals and loans receivable, longevity and other total return swaps and certain private equity funds. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At September 30, 2012 and December 31, 2011, the fair values of financial instrument liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Unaudited Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at September 30, 2012 and December 31, 2011; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at September 30, 2012 and December 31, 2011.

The carrying values and fair values of the Senior Notes and CENts at September 30, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$866,128	$750,000	$781,449
Debt related to capital efficient notes (2)	63,384	63,518	63,384	55,678

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at September 30, 2012. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

Insurance-Linked Securities

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives and longevity risk for the longevity total return swaps.

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

The fair values and the related notional values of derivatives included in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
September 30, 2012	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$11,229	$(3,744)	$2,411,819	$7,485
Foreign currency option contracts	1,061	—	116,893	1,061
Futures contracts	—	(11,462)	1,995,581	(11,462)
Credit default swaps (protection purchased)	16	(1,071)	60,000	(1,055)
Credit default swaps (assumed risks)	452	—	17,500	452
Insurance-linked securities (1)	56	(1,290)	155,964	(1,234)
Total return swaps	6,214	(621)	68,880	5,593
Interest rate swaps (2)	—	(8,395)	—	(8,395)
TBAs	1,368	—	123,400	1,368

Total derivatives	$20,396	$(26,583)		$(6,187)

	Asset	Liability	Net derivatives
December 31, 2011	derivatives at fair value	derivatives at fair value	Net notional exposure	Fair value
Foreign exchange forward contracts	$7,865	$(5,816)	$2,555,230	$2,049
Foreign currency option contracts	1,074	(321)	110,079	753
Futures contracts	13,572	(14,173)	2,534,995	(601)
Credit default swaps (protection purchased)	92	(1,285)	94,961	(1,193)
Credit default swaps (assumed risks)	246	(772)	17,500	(526)
Insurance-linked securities (1)	—	(968)	136,375	(968)
Total return swaps	7,673	(640)	122,230	7,033
Interest rate swaps (2)	—	(7,992)	—	(7,992)
TBAs	747	(58)	104,315	689

Total derivatives	$31,269	$(32,025)		$(756)

(1)	At September 30, 2012 and December 31, 2011, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at September 30, 2012 and December 31, 2011 is recorded in Other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets. At September 30, 2012 and December 31, 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Unaudited Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Foreign exchange forward contracts	$21,976	$21,221	$41,686	$69,455
Foreign currency option contracts	1,061	(13,140)	2,559	(10,759)

Total included in net foreign exchange gains and losses	$23,037	$8,081	$44,245	$58,696

Futures contracts	$(14,979)	$(82,227)	$(34,758)	$(168,741)
Credit default swaps (protection purchased)	(250)	736	(861)	185
Credit default swaps (assumed risks)	398	(1,670)	1,709	(63)
Insurance-linked securities	3,934	(3,970)	5,160	(13,590)
Total return swaps	(773)	308	(1,242)	992
Interest rate swaps	(200)	(2,913)	(402)	(2,272)
TBAs	2,568	4,955	7,446	11,883

Total included in net realized and unrealized investment gains and losses	$(9,302)	$(84,781)	$(22,948)	$(171,606)

Total derivatives	$13,735	$(76,700)	$21,297	$(112,910)

6. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2012 and 2011 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Numerator:
Net income (loss)	$486,706	$180,123	$1,022,994	$(502,648)
Less: preferred dividends	(15,405)	(14,352)	(46,216)	(31,614)

Net income (loss) available to common shareholders	$471,301	$165,771	$976,778	$(534,262)

Denominator:
Weighted number of common shares outstanding - basic	61,837.3	67,743.3	63,679.1	67,788.4
Share options and other (1)	769.5	438.7	605.0	—

Weighted average number of common shares and common share equivalents outstanding - diluted	62,606.8	68,182.0	64,284.1	67,788.4

Basic net income (loss) per share	$7.62	$2.45	$15.34	$(7.88)
Diluted net income (loss) per share(1)	$7.53	$2.43	$15.19	$(7.88)

(1)	At September 30, 2012 and 2011, share based awards to purchase 1,233.3 thousand and 2,996.1 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 785.2 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the nine months ended September 30, 2011.

7. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At September 30, 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $3.0 million.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At September 30, 2012, the Company’s notes receivable of $59.1 million were all performing and were collateralized by residential property and commercial property of $38.0 million and $21.1 million, respectively. At December 31, 2011, the Company’s notes receivable of $80.4 million were all performing and were collateralized by residential property and commercial property of $45.9 million and $34.5 million, respectively.

The Company purchased $0.2 million and $37.6 million of financing receivables during the three months and nine months ended September 30, 2012, respectively. The Company purchased financing receivables of $18.5 million and $84.5 million during the three months and nine months ended September 30, 2011, respectively. There were no sales of financing receivables during the three months and nine months ended September 30, 2012 and 2011. However, the outstanding balances were reduced by settlements of the underlying debt in all the periods above.

(b) Legal Proceedings

There has been no significant change in legal proceedings at September 30, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

The following tables provide a summary of the segment results for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2012

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$311	$123	$360	$75	$869	$187	$—	$1,056
Net premiums written	$311	$122	$354	$69	$856	$187	$—	$1,043
Decrease in unearned premiums	24	50	9	99	182	8	4	194

Net premiums earned	$335	$172	$363	$168	$1,038	$195	$4	$1,237
Losses and loss expenses and life policy benefits	(251)	(110)	(161)	(39)	(561)	(157)	(3)	(721)
Acquisition costs	(83)	(42)	(79)	(15)	(219)	(27)	(1)	(247)

Technical result	$1	$20	$123	$114	$258	$11	$—	$269
Other income					1	1	1	3
Other operating expenses					(58)	(12)	(25)	(95)

Underwriting result					$201	$—	n/a	$177
Net investment income						15	120	135

Allocated underwriting result (1)						$15	n/a	n/a
Net realized and unrealized investment gains							257	257
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange losses							(2)	(2)
Income tax expense							(64)	(64)
Interest in earnings of equity investments							5	5

Net income							n/a	$487

Loss ratio (2)	74.9%	63.9%	44.4%	23.3%	54.1%
Acquisition ratio (3)	24.8	24.9	21.7	8.8	21.1

Technical ratio (4)	99.7%	88.8%	66.1%	32.1%	75.2%
Other operating expense ratio (5)					5.5

Combined ratio (6)					80.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2011

		Global	Global		Total
	North	(Non-U.S.)	(Non-U.S.)		Non-life	Life	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total
Gross premiums written	$288	$144	$368	$95	$895	$194	$6	$1,095
Net premiums written	$287	$144	$360	$89	$880	$194	$6	$1,080
Decrease in unearned premiums	42	49	2	110	203	9	2	214

Net premiums earned	$329	$193	$362	$199	$1,083	$203	$8	$1,294
Losses and loss expenses and life policy benefits	(192)	(102)	(247)	(169)	(710)	(168)	(4)	(882)
Acquisition costs	(80)	(52)	(82)	(15)	(229)	(33)	—	(262)

Technical result	$57	$39	$33	$15	$144	$2	$4	$150
Other income					1	—	—	1
Other operating expenses					(69)	(12)	(23)	(104)

Underwriting result					$76	$(10)	n/a	$47
Net investment income						19	145	164

Allocated underwriting result						$9	n/a	n/a
Net realized and unrealized investment gains							26	26
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							11	11
Income tax expense							(42)	(42)
Interest in losses of equity investments							(5)	(5)

Net income							n/a	$180

Loss ratio	58.4%	52.9%	68.3%	85.0%	65.6%
Acquisition ratio	24.3	26.9	22.7	7.4	21.1

Technical ratio	82.7%	79.8%	91.0%	92.4%	86.7%
Other operating expense ratio					6.4

Combined ratio					93.1%

Segment Information

For the nine months ended September 30, 2012

		Global	Global		Total
	North	(Non-U.S.)	(Non-U.S.)		Non-life	Life	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total
Gross premiums written	$924	$600	$1,178	$475	$3,177	$604	$6	$3,787
Net premiums written	$922	$596	$1,098	$429	$3,045	$601	$6	$3,652
Increase in unearned premiums	(59)	(100)	(64)	(98)	(321)	(12)	(1)	(334)

Net premiums earned	$863	$496	$1,034	$331	$2,724	$589	$5	$3,318
Losses and loss expenses and life policy benefits	(568)	(327)	(569)	(58)	(1,522)	(479)	(3)	(2,004)
Acquisition costs	(218)	(120)	(241)	(30)	(609)	(82)	—	(691)

Technical result	$77	$49	$224	$243	$593	$28	$2	$623
Other income					2	3	3	8
Other operating expenses					(187)	(38)	(74)	(299)

Underwriting result					$408	$(7)	n/a	$332
Net investment income						49	387	436

Allocated underwriting result						$42	n/a	n/a
Net realized and unrealized investment gains							488	488
Interest expense							(37)	(37)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							3	3
Income tax expense							(181)	(181)
Interest in earnings of equity investments							9	9

Net income							n/a	$1,023

Loss ratio	65.9%	65.9%	55.1%	17.4%	55.9%
Acquisition ratio	25.2	24.3	23.3	9.1	22.3

Technical ratio	91.1%	90.2%	78.4%	26.5%	78.2%
Other operating expense ratio					6.9

Combined ratio					85.1%

Segment Information

For the nine months ended September 30, 2011

		Global	Global		Total
	North	(Non-U.S.)	(Non-U.S.)		Non-life	Life	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total
Gross premiums written	$868	$585	$1,092	$581	$3,126	$597	$12	$3,735
Net premiums written	$868	$581	$1,007	$542	$2,998	$596	$12	$3,606
(Increase) decrease in unearned premiums	(18)	(14)	14	(110)	(128)	(8)	(4)	(140)

Net premiums earned	$850	$567	$1,021	$432	$2,870	$588	$8	$3,466
Losses and loss expenses and life policy benefits	(556)	(379)	(675)	(1,209)	(2,819)	(479)	(5)	(3,303)
Acquisition costs	(210)	(145)	(240)	(16)	(611)	(89)	—	(700)

Technical result	$84	$43	$106	$(793)	$(560)	$20	$3	$(537)
Other income					4	—	1	5
Other operating expenses					(206)	(38)	(78)	(322)

Underwriting result					$(762)	$(18)	n/a	$(854)
Net investment income						50	424	474

Allocated underwriting result						$32	n/a	n/a
Net realized and unrealized investment losses							(8)	(8)
Interest expense							(37)	(37)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							20	20
Income tax expense							(66)	(66)
Interest in losses of equity investments							(5)	(5)

Net loss							n/a	$(503)

Loss ratio	65.5%	66.8%	66.1%	279.9%	98.2%
Acquisition ratio	24.6	25.7	23.5	3.5	21.3

Technical ratio	90.1%	92.5%	89.6%	283.4%	119.5%
Other operating expense ratio					7.2

Combined ratio					126.7%

10. Subsequent Event

On October 29, 2012, Hurricane Sandy made landfall in New Jersey, United States, causing widespread property damage and flooding to large areas of the East Coast and northeastern United States. The Company is currently assessing its potential claims related to this event, but information as of November 2, 2012 is not sufficient to arrive at a reasonable estimate.

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

Overview of the Results of Operations for the Three Months and Nine Months Ended September 30, 2012

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

The results for the three months and nine months ended September 30, 2012 and 2011 demonstrate this volatility. While the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 included no significant catastrophic losses, during the nine months ended September 30, 2011 the Company incurred losses of $1,403 million, net of retrocession, reinstatement premiums and profit commissions, related to the combined impact of the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquake that occurred in February 2011 (New Zealand Earthquake), aggregate contracts covering losses in Australia and New Zealand, U.S. tornadoes and the floods in Queensland, Australia (Australian Floods) (collectively, 2011 catastrophic events).

In addition, in the three months and nine months ended September 30, 2012, the Company incurred large losses of $85 million in the agriculture line of business of the Company’s North America sub-segment related to the severe drought conditions in the U.S. during 2012 (U.S. drought).

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the three months and nine months ended September 30, 2012 and 2011 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change		For the nine months ended September 30, 2011
Net income (loss)	$487	170%	$180	$1,023	NM	%	$(503)
Less: preferred dividends	15	7	14	46	46		32

Net income (loss) available to common shareholders	$472	184	$166	$977	NM		$(535)
Diluted net income (loss) per share	$7.53	210	$2.43	$15.19	NM		$(7.88)

NM: not meaningful

Three-month result

The increase in net income of $307 million for the three months ended September 30, 2012 compared to the same period of 2011 resulted primarily from:

•	an increase of $231 million in pre-tax net realized and unrealized investment gains primarily as a result of narrowing credit spreads; and

•

an increase of $125 million in the Non-life underwriting result, which was mainly driven by the adverse loss development on prior quarters related to the 2011 catastrophic events in the three months ended September 30, 2011. This increase in the Non-life underwriting result was partially offset by large losses related to the U.S. drought of $85 million which impacted the agriculture line of business in the North America sub-segment in the three months ended September 30, 2012; partially offset by

•	a decrease of $29 million in net investment income, driven by lower reinvestment rates; and

•	an increase of $22 million in income tax expense, resulting from a higher pre-tax net income.

The increase in net income available to common shareholders and diluted net income per share for the three months ended September 30, 2012 compared to the same period of 2011 was primarily due to the above factors. For diluted net income per share specifically, the increase was also due to a decrease in the diluted number of common shares as a result of share repurchases.

Nine-month result

The increase in net income of $1,526 million for the nine months ended September 30, 2012 compared to the same period of 2011 resulted primarily from:

•

an increase of $1,170 million in the Non-life underwriting result, which was primarily driven by the absence of large catastrophic losses in the nine months ended September 30, 2012 compared to losses of $1,346 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events in the same period of 2011 and a lower level of mid-sized loss activity. This increase in the Non-life underwriting result was partially offset by large losses related to the U.S. drought of $85 million which impacted the agriculture line of business in the North America sub-segment in the nine months ended September 30, 2012. In addition, the lower level of net premiums earned in the nine months ended September 30, 2012 in the Catastrophe sub-segment, absent catastrophe losses, directly reduces the underwriting result; and

•	an increase of $496 million in pre-tax net realized and unrealized investment gains primarily as a result of narrowing credit spreads and improvements in worldwide equity markets; partially offset by

•	an increase of $115 million in income tax expense, resulting from a higher pre-tax net income; and

•	a decrease of $38 million in net investment income, driven by lower reinvestment rates.

The increase in net income available to common shareholders and diluted net income per share for the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to the above factors, partially offset by an increase in preferred dividends following the issuance of preferred shares during the three months ended June 30, 2011. For diluted net income per share specifically, the increase was also due to a decrease in the diluted number of common shares as a result of share repurchases.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

On October 29, 2012, Hurricane Sandy made landfall in New Jersey, United States, causing widespread property damage and flooding to large areas of the East Coast and northeastern United States. The Company is currently assessing its potential claims related to this event, but information as of November 2, 2012 is not sufficient to arrive at a reasonable estimate.

Key Financial Measures

In addition to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows at September 30, 2012 and December 31, 2011 and for the three months and nine months ended September 30, 2012 and 2011:

	September 30, 2012	December 31, 2011
Diluted book value per common share and common share equivalents outstanding(1)	$99.54	$84.82

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Operating earnings (loss) available to common shareholders (in millions of U.S. dollars)(2)	$244	$164	$568	$(504)
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(3)	18.4%	10.3%	13.9%	(10.6)%
Combined ratio(4)	80.7%	93.1%	85.1%	126.7%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

Over the past five years, since September 30, 2007, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 8% and over the past ten years, since September 30, 2002, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 12%.

During 2012, the Company’s Diluted Book Value per Share increased by 17% to $99.54 at September 30, 2012 from $84.82 at December 31, 2011, representing a compound annual growth of 24%, primarily due to the comprehensive income of $1,053 million and the accretive impact of share repurchases. The comprehensive income was mainly driven by the net income of $1,023 million in the nine months ended September 30, 2012, which is described in Review of Net Income (Loss) below. Also see Shareholders’ Equity and Capital Resources Management below.

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

Operating earnings increased from $164 million in the three months ended September 30, 2011 to $244 million in the same period of 2012 and from a loss of $504 million in the nine months ended September 30, 2011 to an income of $568 million in the same period of 2012. The increase for both periods was primarily due to an increase in the Non-life underwriting result as described above, partially offset by an increase in income tax expense on the higher level of operating earnings and a decrease in net investment income due to lower reinvestment rates.

The other lesser factors contributing to the increases or decreases in operating earnings in the three months and nine months ended September 30, 2012 compared to the same period of 2011 are further described in Review of Net Income (Loss) below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most comparable GAAP financial measure for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net income (loss)	$487	$180	$1,023	$(503)
Less:
Net realized and unrealized investment gains (losses), net of tax	222	6	400	(41)
Net foreign exchange gains, net of tax	2	—	1	16
Interest in earnings (losses) of equity investments, net of tax	4	(4)	8	(6)
Dividends to preferred shareholders	15	14	46	32

Operating earnings (loss) available to common shareholders	$244	$164	$568	$(504)

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

Annualized Operating ROE increased from 10.3% in the three months ended September 30, 2011 to 18.4% in the same period of 2012 and from a loss of 10.6% in the nine months ended September 30, 2011 to an income of 13.9% in the same period of 2012. The increase in annualized Operating ROE was primarily due to the increase in operating earnings in the three months and nine months ended September 30, 2012 compared to the same periods of 2011, as described above. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	35.5%	10.4%	23.9%	(11.2)%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	16.7	0.4	9.8	(0.9)
Annualized net foreign exchange gains, net of tax, on beginning diluted book value per common share	0.1	—	—	0.4
Annualized net interest in earnings (losses) of equity investments, net of tax, on beginning diluted book value per common share	0.3	(0.3)	0.2	(0.1)

Annualized operating return on beginning diluted book value per common share	18.4%	10.3%	13.9%	(10.6)%

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

The Non-life combined ratio decreased by 12.4 points to 80.7% in the three months ended September 30, 2012 from 93.1% in the same period of 2011. The decrease in the combined ratio for the three months ended September 30, 2012 compared to the same period of 2011 reflected primarily an increase in combined net favorable loss development on prior years and prior quarters of 20.2 points (primarily due to increased estimates related to the 2011 catastrophic events in the third quarter of 2011). This decrease in the combined ratio was partially offset by large losses related to the U.S. drought in the three months ended September 30, 2012 impacting the agriculture line of business in the North America sub-segment of 8.2 points.

The Non-life combined ratio decreased by 41.6 points to 85.1% in the nine months ended September 30, 2012 from 126.7% in the same period of 2011. The decrease in the combined ratio for the nine months ended September 30, 2012 compared to the same period of 2011 reflected primarily a decrease in the impact of large catastrophe losses of 47.1 points and a lower level of mid-sized loss activity. This decrease in the combined ratio was partially offset by large losses related to the U.S. drought impacting the agriculture line of business in the North America sub-segment of 3.1 points and a lower level of net premiums earned in the Catastrophe sub-segment, which absent catastrophe losses, directly increases the Non-life combined ratio in the nine months ended September 30, 2012.

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

Risk Management

During 2012, the Company updated its Risk Management framework. The following discussion updates Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilises probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. At September 30, 2012, the natural catastrophe limit for a peril zone approved by the Risk and Finance Committee, net of retrocession, was $2.3 billion and the actual maximum limit deployed in a single peril zone was $1.6 billion. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at September 30, 2012.

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

The Company’s limit for long tail reinsurance risk represents the written premiums for casualty and other long-tail lines for the four most recent calendar quarters. At September 30, 2012, the long tail reinsurance limit approved by the Risk and Finance Committee was $1.2 billion and the actual limit deployed was $0.7 billion.

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

At September 30, 2012, the Risk Assets limit and the equity and equity-like sublimit approved by the Risk and Finance Committee were $3.4 billion and $2.8 billion (at December 31, 2011: $3.3 billion), respectively. At September 30, 2012, the actual Risk Assets limit deployed and the market value of equity and equity-like securities were $2.4 billion and $1.6 billion (at December 31, 2011: $1.4 billion), respectively.

Interest Rate Risk

The Company defines this risk as the risk of a substantial mismatch of asset and liability durations, which may result in economic losses to the Company. Economically, the Company is hedged against changes in asset and liability values resulting from small parallel changes in the risk free yield curve to the degree asset and liability durations are matched. Non-parallel shifts in the yield curve or extremely large changes in yields can introduce interest rate risk and investment losses to the degree asset maturity and coupon payments are not exactly matched to liability payments. Investment losses associated with interest rate risk of a magnitude that have the potential to exceed the Company’s risk appetite are associated with extremely large increases in interest rates over an annual period. As a result, the Company limits the duration of its investment portfolio to minimize the investment losses in the event of an extreme increase in interest rates in an annual period. At September 30, 2012, the duration limit of assets approved by the Risk and Finance Committee was 5.0 years and actual asset duration was 3.0 years.

Default and Credit Spread Risk

The Company defines this risk as the risk of a substantial increase in defaults in the Company’s standard fixed income credit securities (which includes investment grade corporate bonds and asset-backed securities) leading to realized investment losses or a significant widening of credit spreads resulting in realized or unrealized investment losses, either of which may result in economic losses to the Company. Investment losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe economic and financial stress. As a result, the Company limits the market value of the standard fixed income credit securities so that investment losses will be mitigated in an extreme economic or financial crisis. At September 30, 2012, the limit approved by the Risk and Finance Committee and the actual market value of the Company’s standard fixed income credit securities were $9.5 billion and $6.8 billion, respectively.

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

At September 30, 2012, the trade credit limit approved by the Risk and Finance Committee was $900 million and the actual limit deployed was $630 million.

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

At September 30, 2012, the longevity limit approved by the Risk and Finance Committee was $2.0 billion (at December 31, 2011: $2.0 billion). To measure utilization of the longevity limit (accumulation of longevity exposure) the Company accumulates the net present value of adverse loss resulting from the application of the selected most extreme scenario, adds an additional margin to every in-force longevity treaty for potential deviation and, where appropriate, includes the notional value of the longevity insurance-linked security. At September 30, 2012, the actual limit deployed was $1.2 billion (at December 31, 2011: $1.2 billion).

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

In order to determine a pandemic limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, increased mortality associated with past pandemic events (e.g. 1918 Spanish flu) and potential mortality outcomes from transmission scenarios across differing age groups and developed and developing countries. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company selected an extreme mortality scenario applied to developing and developed countries that would have twice the fatality rate of the 1918 Spanish flu with the same transmissibility characteristics. At September 30, 2012, the pandemic limit approved by the Risk and Finance Committee was $1.25 billion and the actual limit deployed was $510 million.

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

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at July 1, 2012 (in millions of U.S. dollars):

		Single Occurrence
		Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,173	—
U.S. Northeast	Hurricane	1,000	—
U.S. Gulf Coast	Hurricane	1,069	—
Caribbean	Hurricane	272	—
Europe	Windstorm	927	—
Japan	Typhoon	164	—
California	Earthquake	734	$923
British Columbia	Earthquake	350	526
Japan	Earthquake	502	543
Australia	Earthquake	468	582
New Zealand	Earthquake	320	339

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2012 have not changed materially compared to December 31, 2011. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2011.

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

During the three months and nine months ended September 30, 2012 and 2011, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net Non-life prior year favorable loss development:
North America	$67	$75	$167	$169
Global (Non-U.S.) P&C	28	35	74	90
Global (Non-U.S.) Specialty	91	30	205	122
Catastrophe	3	36	22	98

Total net Non-life prior year favorable loss development	$189	$176	$468	$479

The net Non-life prior year favorable loss development for the three months and nine months ended September 30, 2012 and 2011 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(14)	$(8)	$(75)	$(34)
Net prior year loss development due to all other factors(2)	203	184	543	513

Total net Non-life prior year favorable loss development	$189	$176	$468	$479

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at September 30, 2012 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$972	$143	$2,288	$3,403	$(23)	$3,380
Global (Non-U.S.) P&C	1,392	13	1,106	2,511	(18)	2,493
Global (Non-U.S.) Specialty	2,008	27	1,738	3,773	(196)	3,577
Catastrophe	629	228	217	1,074	(71)	1,003

Total Non-life reserves	$5,001	$411	$5,349	$10,761	$(308)	$10,453

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at September 30, 2012. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at September 30, 2012 were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,380	$3,536	$2,664
Global (Non-U.S.) P&C	2,493	2,672	2,150
Global (Non-U.S.) Specialty	3,577	3,788	3,141
Catastrophe	1,003	1,025	881

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,453 million of net Non-life loss reserves at September 30, 2012, net loss reserves for accident years 2005 and prior of $860 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business — Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement.

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

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and the February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. While the Company’s estimates of the ultimate liabilities have not changed materially from December 31, 2011, the Company believes there remains a high degree of uncertainty related to its loss estimates related to the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2012.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to the 2011 catastrophic events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process. At September 30, 2012, as part of its periodic review process, the Company decided to maintain the additional gross reserves and did not record any changes to the amounts recorded given the uncertainties described above remain. Any changes to the amounts recorded are based on updated or new information and Management’s assessment of remaining uncertainty related to the specific factors regarding the 2011 catastrophic events. Changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional gross reserves recorded.

In addition, the losses related to the U.S. drought are subject to uncertainty as crop yields are not finalized given the harvest is not yet completed. Estimates are further uncertain given commodity prices that will be used for calculating loss of revenue products will be established in the future and may differ from current estimates.

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

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at September 30, 2012 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Mortality	$210	$483	$486	$1,179	$(5)	$1,174
Longevity	1	84	439	524	(5)	519

Total policy benefits for life and annuity contracts	$211	$567	$925	$1,703	$(10)	$1,693

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At September 30, 2012, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

September 30, 2012
Fixed maturities	$647
Equities	28
Other invested assets (including certain derivatives)	77
Funds held - directly managed account	18

Total	$770

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2012 and 2011

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in the three months and nine months ended September 30, 2012 compared to the same periods of 2011; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the Euro, at September 30, 2012 compared to December 31, 2011.

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

The components of net income (loss) for the three months and nine months ended September 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Underwriting result:
Non-life	$201	163%	$76	$408	NM %	$(762)
Life	—	NM	(10)	(7)	(62)	(18)
Investment result:
Net investment income	135	(17)	164	436	(8)	474
Net realized and unrealized investment gains (losses)	257	885	26	488	NM	(8)
Interest in earnings (losses) of equity investments(1)	5	NM	(5)	9	NM	(5)
Corporate and Other:
Technical result(2)	—	(92)	4	2	(24)	3
Other income (2)	1	328	—	3	79	1
Other operating expenses	(25)	9	(23)	(74)	(5)	(78)
Interest expense	(12)	—	(12)	(37)	—	(37)
Amortization of intangible assets(3)	(9)	(7)	(9)	(27)	(3)	(27)
Net foreign exchange (losses) gains	(2)	NM	11	3	(84)	20
Income tax expense	(64)	53	(42)	(181)	176	(66)

Net income (loss)	$487	170	$180	$1,023	NM	$(503)

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings related to several private placement investments and limited partnerships within the Corporate and Other segment.

(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009.

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

Three-month result

The underwriting result for the Non-life segment increased by $125 million, from $76 million in the three months ended September 30, 2011 to $201 million in the same period of 2012. The increase was attributable to:

•

an increase in net favorable loss development on prior quarters of $195 million, from net adverse loss development of $178 million, primarily due to increased estimates related to the 2011 catastrophic events in the three months ended September 30, 2011, to net favorable loss development of $17 million in the same period of 2012; and

•

an increase of approximately $15 million resulting primarily from a lower level of mid-sized loss activity in the North America sub-segment, a modestly higher level of net favorable loss development on prior accident years and a decrease in operating expenses. These increases were reduced by a lower level of net premiums earned in the Catastrophe sub-segment, which absent catastrophe losses, directly reduces the underwriting result; partially offset by

•	large losses of $85 million related to the U.S. drought which impacted the agriculture line of business in the North America sub-segment in the three months ended September 30, 2012.

The underwriting result for the Life segment, which does not include allocated investment income, increased by $10 million, from a loss of $10 million in the three months ended September 30, 2011 to breakeven in the same period of 2012. The increase in the Life underwriting result was primarily due to higher net favorable prior year loss development, which was driven by the GMDB business. See Results by Segment below.

Net investment income decreased by $29 million, from $164 million in the three months ended September 30, 2011 to $135 million in the same period of 2012. The decrease in net investment income of 17% was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $231 million, from $26 million in the three months ended September 30, 2011 to $257 million in the same period of 2012. The net realized and unrealized investment gains of $257 million in the three months ended September 30, 2012 were primarily due to narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free rates. Net realized and unrealized investment gains of $257 million in the three months ended September 30, 2012 primarily consisted of the change in net unrealized investment gains on fixed maturities, short-term investments and equities of $201 million and net realized investment gains on fixed maturities, short-term investments and equities of $49 million.

Other operating expenses included in Corporate and Other increased by $2 million, from $23 million in the three months ended September 30, 2011 to $25 million in the same period of 2012. The increase was primarily due to increased personnel and consulting expenses in the three months ended September 30, 2012.

Interest expense in the three months ended September 30, 2012 was comparable to the same period of 2011.

Net foreign exchange gains decreased by $13 million, from a gain of $11 million in the three months ended September 30, 2011 to a loss of $2 million in the same period of 2012. The net foreign exchange loss for the three months ended September 30, 2012 resulted primarily from the income statement revaluation which were partially offset by the difference in the forward points embedded in the Company’s hedges.

Income tax expense increased by $22 million, from $42 million in the three months ended September 30, 2011 to $64 million in the same period of 2012. The increase in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a higher pre-tax income. See Corporate and Other – Income Taxes below for more details.

Nine-month result

The underwriting result for the Non-life segment increased by $1,170 million, from a loss of $762 million in the nine months ended September 30, 2011 to an income of $408 million in the same period of 2012. The increase was primarily attributable to:

•

the absence of large catastrophic losses in the nine months ended September 30, 2012 compared to losses of $1,346 million, net of retrocession, reinstatement premiums and profit commissions, related to the 2011 catastrophic events in the same period of 2011; partially offset by

•

a decrease of approximately $91 million resulting from a lower level of net premiums earned in the Catastrophe sub-segment, which absent catastrophe losses, directly reduces the underwriting result and a decrease in net favorable loss development on prior accident years of $11 million. These decreases were reduced by a lower level of mid-sized loss activity; and

•	large losses of $85 million related to the U.S. drought which impacted the agriculture line of business in the North America sub-segment in the nine months ended September 30, 2012.

The underwriting result for the Life segment, which does not include allocated investment income, improved by $11 million, from a loss of $18 million in the nine months ended September 30, 2011 to a loss of $7 million in the same period of September 30, 2012, primarily due to higher net favorable loss development, which was driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $38 million, from $474 million in the nine months ended September 30, 2011 to $436 million in the same period of 2012. The decrease in net investment income is primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $496 million, from a loss of $8 million in the nine months ended September 30, 2011 to a gain of $488 million in the same period of 2012. The net realized and unrealized investment gains of $488 million in the nine months ended September 30, 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $488 million in the nine months ended September 30, 2012 primarily consisted of the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $304 million and net realized investment gains on fixed maturities, short-term investments and equities of $176 million.

Other operating expenses included in Corporate and Other decreased by $4 million, from $78 million in the nine months ended September 30, 2011 to $74 million in the same period of 2012. The decrease was primarily due to lower personnel costs in the nine months ended September 30, 2012.

Interest expense in the nine months ended September 30, 2012 was comparable to the same period of 2011.

Net foreign exchange gains decreased by $17 million, from $20 million in the nine months ended September 30, 2011 to $3 million in the same period of 2012. The net foreign exchange gains during the nine months ended September 30, 2012 resulted primarily from the difference in the forward points embedded in the Company’s hedges, which were partially offset by the timing of hedging activities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $115 million, from $66 million in the nine months ended September 30, 2011 to $181 million in the same period of 2012. The increase in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a higher pre-tax income in the nine months ended September 30, 2012 compared to the same period of 2011. See Corporate and Other – Income Taxes below for more details.

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

Segment results are shown before intercompany transactions. Business reported in the Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty Non-life sub-segments and the Life segment is, to a significant extent, denominated in foreign currencies and is reported in U.S. dollars at the average foreign exchange rates for each period. The U.S. dollar has fluctuated against the euro and other currencies in the three months and nine months ended September 30, 2012 compared to the same periods of 2011 and this should be considered when making period to period comparisons.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist primarily of agriculture, property and motor business and represented 47% and 44% of net premiums written in this sub-segment in the three months and nine months ended September 30, 2012, respectively. Casualty is considered to be long-tail and represented 42% of net premiums written in the three months and nine months ended September 30, 2012, while credit/surety and multiline are considered to have a medium-tail and accounted for the balance of net premiums written in this sub-segment. The casualty line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Gross premiums written	$311	8%	$288	$924	6%	$868
Net premiums written	311	8	287	922	6	868
Net premiums earned	$335	2	$329	$863	1	$850
Losses and loss expenses	(251)	31	(192)	(568)	2	(556)
Acquisition costs	(83)	4	(80)	(218)	4	(210)

Technical result(1)	$1	(98)	$57	$77	(9)	$84
Loss ratio(2)	74.9%		58.4%	65.9%		65.5%
Acquisition ratio(3)	24.8		24.3	25.2		24.6

Technical ratio(4)	99.7%		82.7%	91.1%		90.1%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 30% and 25% of total net premiums written in the three months and nine months ended September 30, 2012, respectively, compared to 27% and 24% in the same periods of 2011, respectively.

Three-month result

Gross and net premiums written increased by 8% and net premiums earned increased by 2% in the three months ended September 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written and net premiums earned were primarily attributable to the casualty and property lines of business. The increase in the casualty line of business was primarily driven by higher upward premium adjustments, while the property line of business benefitted from new business written. These increases were partially offset by a decrease in the agriculture line of business, which was driven primarily by a significant upward premium adjustment in the three months ended September 30, 2011. The increase in net premiums earned was lower than the increase in gross and net premiums written due to the impact of the non-renewal of certain motor treaties in prior periods due to lower pricing and competitive market conditions.

Nine-month result

Gross and net premiums written increased by 6% and net premiums earned increased by 1% in the nine months ended September 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written were primarily attributable to the casualty and property lines of business as described in the three-month result. These increases in gross and net premiums written were partially offset by reductions in the motor line of business, as a result of non-renewals, and in the agriculture line of business, as described in the three-month result. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the earning of the reduced level of premiums written in prior periods, primarily in the property line as a result of cancellations and non-renewals during 2011. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets static and soft, and price increases generally in loss affected markets only, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2012 reflected:

•	large losses of $85 million, or 25.4 points on the loss ratio, related to the U.S. drought impacting the agriculture line of business;

•	net favorable loss development on prior accident years of $67 million, or 19.9 points on the loss ratio; and

•	a lower level of mid-sized loss activity.

The net favorable loss development of $67 million included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line. Loss information provided by cedants in the three months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

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

•	a change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment; and

•	a lower level of loss estimates recorded in the casualty line of business related to financial crisis.

The net favorable loss development of $75 million reported in the three months ended September 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line.

The increase of $59 million in losses and loss expenses in the three months ended September 30, 2012 compared to the same period of 2011 included:

•	an increase of $85 million in large losses related to the U.S. drought impacting the agriculture line of business; and

•	a decrease of $8 million in net favorable prior year development; partially offset by

•	a decrease of approximately $24 million in losses and loss expenses resulting from a lower level of mid-sized loss activity and normal fluctuations in profitability between periods; and

•	a decrease of $10 million in net adverse prior quarters loss development.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2012 reflected:

•	large losses of $85 million, or 9.9 points on the loss ratio, related to the U.S. drought impacting the agriculture line of business;

•	net favorable loss development on prior accident years of $167 million, or 19.4 points on the loss ratio;

•	a lower level of mid-sized loss activity; and

•	an increase in the book of business and exposure.

The net favorable loss development of $167 million included net favorable loss development for prior accident years in most lines of business, predominantly in the casualty line of business. Loss information provided by cedants in the nine months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually material losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for most lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses, primarily related to the U.S. tornadoes, of $57 million, or 6.7 points on the loss ratio;

•	net favorable loss development on prior accident years of $169 million, or 19.9 points on the loss ratio;

•	a change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment; and

•	a lower level of loss estimates recorded in the casualty line of business related to financial crisis.

The net favorable loss development of $169 million reported in the nine months ended September 30, 2011 included net favorable development for prior accident years in most lines of business, predominantly in the casualty line, while the motor line experienced adverse loss development for prior accident years of $6 million.

The increase of $12 million in losses and loss expenses in the nine months ended September 30, 2012 compared to the same period of 2011 included:

•	an increase of $28 million in the combined level of large and catastrophic losses; partially offset by

•

a decrease of approximately $16 million in losses and loss expenses resulting from a lower level of mid-sized loss activity and a modest decrease in net favorable prior year loss development, partially offset by an increase in the book of business and exposure and normal fluctuations in profitability between periods.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs increased in the three months ended September 30, 2012 compared to the same period of 2011 primarily as a result of higher net premiums earned. The acquisition ratio in the three months ended September 30, 2012 was comparable to the same period of 2011.

Nine-month result

Acquisition costs increased in the nine months ended September 30, 2012 compared to the same period of 2011 primarily as a result of higher net premiums earned and modestly higher profit commission adjustments reported by cedants during the nine months ended September 30, 2012. The acquisition ratio increased in the nine months ended September 30, 2012 compared to the same period of 2011 due to the modestly higher profit commission adjustments.

Technical result and technical ratio

Three-month result

The decrease of $56 million in the technical result and the corresponding increase in the technical ratio in the three months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to an increase of $85 million in large losses and a decrease of $8 million in net favorable prior year loss development and normal fluctuations in profitability between periods. These factors driving the decrease in the technical result were partially offset by a decrease of $10 million in net adverse prior quarters loss development and a lower level of mid-sized loss activity.

Nine-month result

The decrease of $7 million in the technical result and the corresponding increase in the technical ratio in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to an increase of $34 million, net of profit commissions, in large and catastrophic losses, a modest decrease in net favorable prior year loss development and normal fluctuations in profitability between periods. These factors driving the decrease in the technical result were partially offset by a lower level of mid-sized loss activity.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 85% and 83% of net premiums written in the three months and nine months ended September 30, 2012, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Gross premiums written	$123	(15)%	$144	$600	3%	$585
Net premiums written	122	(15)	144	596	3	581
Net premiums earned	$172	(11)	$193	$496	(13)	$567
Losses and loss expenses	(110)	8	(102)	(327)	(14)	(379)
Acquisition costs	(42)	(18)	(52)	(120)	(17)	(145)

Technical result	$20	(51)	$39	$49	14	$43
Loss ratio	63.9%		52.9%	65.9%		66.8%
Acquisition ratio	24.9		26.9	24.3		25.7

Technical ratio	88.8%		79.8%	90.2%		92.5%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 12% and 17% of total net premiums written in the three months and nine months ended September 30, 2012, respectively, compared to 14% and 17% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written decreased by 15% and net premiums earned decreased by 11% in the three months ended September 30, 2012 compared to the same period of 2011. The decreases in gross and net premiums written and net premiums earned resulted primarily from foreign exchange fluctuations, which decreased gross and net premiums written by 9% and net premiums earned by 10% due to the impact of stronger U.S. dollar in the three months ended September 30, 2012 compared to the same period in 2011. The decreases in gross and net premiums written and net premiums earned were also due to the effects of the Company’s decisions in prior periods to reduce certain business to reposition its portfolio, primarily in the property line. Given a significant percentage of the business in this sub-segment is written on a proportional basis, the impact of these reductions is reflected over time. These decreases were partially offset by new business written in the motor line.

Nine-month result

Gross and net premiums written increased by 3% and net premiums earned decreased by 13% in the nine months ended September 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written were primarily due to new business written in the motor line of business, partially offset by decreases in the property line of business which were driven by the same factors described in the three-month result. Net premiums earned decreased in the nine months ended September 30, 2012 compared to the same period of 2011 due to the earning of the reduced level of premiums written in prior periods given a significant percentage of the business is written on a proportional basis as described in the three-month result, while new business written is yet to be fully reflected in net premiums earned. Foreign exchange fluctuations decreased gross and net premiums written by 4% and net premiums earned by 5% due to the impact of stronger U.S. dollar in the nine months ended September 30, 2012 compared to the same period in 2011. Notwithstanding the continued soft market conditions, with terms and conditions stable and price increases only observed in loss affected markets, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2012 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $28 million, or 16.7 points on the loss ratio;

•	net adverse loss development on prior quarters of $4 million, or 2.3 points on the loss ratio;

•	a modestly lower level of mid-sized loss activity; and

•	a decrease in the book of business and exposure and lower pricing.

The net favorable loss development of $28 million included net favorable loss development for prior accident years in all lines of business. Loss information provided by cedants in the three months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $35 million, or 18.1 points on the loss ratio;

•	net adverse loss development on prior quarters of $4 million, or 2.1 points on the loss ratio;

•	a higher level of mid-sized loss activity; and

•	a decrease in the book of business and exposure and lower pricing.

The net favorable loss development of $35 million reported in the three months ended September 30, 2011 included net favorable development for prior accident years driven primarily by the property line, while the motor line experienced adverse loss development for prior accident years.

The increase of $8 million in losses and loss expenses for the three months ended September 30, 2012 compared to the same period in 2011 included:

•	a decrease of $7 million in net favorable prior year loss development; and

•

a modest increase of approximately $1 million in losses and loss expenses resulting from lower pricing and normal fluctuations in profitability between periods, partially offset by a modestly lower level of mid-sized loss activity and a decrease in the book of business and exposure.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2012 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $74 million, or 15.0 points on the loss ratio; and

•	a decrease in the book of business and exposure and lower pricing.

The net favorable loss development of $74 million included net favorable loss development for prior accident years in all lines of business. Loss information provided by cedants in the nine months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios for all lines of business, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, New Zealand Earthquake and Australian Floods of $53 million, or 9.4 points on the loss ratio;

•	net favorable loss development on prior accident years of $90 million, or 15.8 points on the loss ratio; and

•	a decrease in the book of business and exposure and lower pricing.

The net favorable loss development of $90 million reported in the nine months ended September 30, 2011 included net favorable development for prior accident years in all lines of business.

The decrease of $52 million in losses and loss expenses in the nine months ended September 30, 2012 compared to the same period of 2011 included:

•	a decrease of $53 million in large catastrophic losses; and

•

a decrease of approximately $15 million in losses and loss expenses resulting from a decrease in the book of business and exposure, partially reduced by lower pricing and normal fluctuations in profitability between periods; which was partially offset by

•	a decrease of $16 million in net favorable prior year loss development.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs decreased in the three months ended September 30, 2012 compared to the same period of 2011 primarily as a result of lower net premiums earned and lower profit commission adjustments reported by cedants in the property line of business. The acquisition ratio decreased in the three months ended September 30, 2012 compared to the same period of 2011 due to the lower profit commission adjustments in the property line of business.

Nine-month result

Acquisition costs decreased in the nine months ended September 30, 2012 compared to the same period of 2011 primarily as a result of lower net premiums earned. The acquisition ratio decreased in the nine months ended September 30, 2012 compared to the same period of 2011 due to lower profit commission adjustments in the property and motor lines of business.

Technical result and technical ratio

Three-month result

The decrease of $19 million in the technical result and the corresponding increase in the technical ratio in the three months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $7 million in net favorable prior year loss development, lower pricing, a decrease in the book of business and normal fluctuations in profitability between periods. These decreases were partially offset by a modestly lower level of mid-sized loss activity and lower acquisition costs.

Nine-month result

The increase of $6 million in the technical result and the corresponding decrease in the technical ratio in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to a decrease of $53 million in large catastrophic losses and lower acquisition costs. This increase in the technical result was partially offset by a decrease in the book of business, a decrease of $16 million in net favorable prior year loss development, lower pricing and normal fluctuations in profitability between periods.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short or medium-tail. The short-tail lines consist of agriculture, energy and specialty property and represented 26% and 24% of net premiums written in the three months and nine months ended September 30, 2012, respectively. Aviation/space, credit/surety, engineering and marine are considered to have a medium-tail and represented 70% and 67% of net premiums written in the three months and nine months ended September 30, 2012, respectively, while specialty casualty is considered to be long-tail and accounted for the balance of net premiums written in this sub-segment.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Gross premiums written	$360	(2)%	$368	$1,178	8%	$1,092
Net premiums written	354	(2)	360	1,098	9	1,007
Net premiums earned	$363	—	$362	$1,034	1	$1,021
Losses and loss expenses	(161)	(35)	(247)	(569)	(16)	(675)
Acquisition costs	(79)	(4)	(82)	(241)	—	(240)

Technical result	$123	277	$33	$224	112	$106
Loss ratio	44.4%		68.3%	55.1%		66.1%
Acquisition ratio	21.7		22.7	23.3		23.5

Technical ratio	66.1%		91.0%	78.4%		89.6%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 34% and 30% of total net premiums written in the three months and nine months ended September 30, 2012 and 2011, respectively, compared to 33% and 28% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written decreased by 2% and net premiums earned were flat in the three months ended September 30, 2012 compared to the same period of 2011. The decreases in gross and net premiums written were primarily driven by the impact of foreign exchange, and, to a lesser extent, the impact of non-renewals and increased cedant retentions in the energy and aviation/space lines of business. Foreign exchange fluctuations decreased gross and net premiums written by 5% due to the impact of stronger U.S. dollar in the three months ended September 30, 2012 compared to the same period in 2011. These decreases in gross and net premiums written were partially offset by new business written in the marine line of business. Net premiums earned were flat in the three months ended September 30, 2012 compared to the same period of 2011 as the impact of foreign exchange fluctuations, which decreased net premiums earned by 6%, was offset by new business.

Nine-month result

Gross and net premiums written and net premiums earned increased by 8%, 9% and 1%, respectively, in the nine months ended September 30, 2012 compared to the same period of 2011. The increases in gross and net premiums written and net premiums earned resulted primarily from the marine, specialty property and agriculture lines of business and were primarily due to new business written. These increases were partially offset by foreign exchange fluctuations that decreased gross and net premiums written by 3% and net premiums earned by 4% due to the impact of stronger U.S. dollar in the nine months ended September 30, 2012 compared to the same period of 2011. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the earning of the reduced level of premiums written in 2011, partially offset by the new business written in 2012, which is yet to be fully reflected in net premiums earned. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets flat and terms in loss affected lines strengthening, the Company was able to write business that met its portfolio objectives.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2012 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $91 million, or 25.0 points on the loss ratio; and

•	net favorable loss development on prior quarters of $16 million, or 4.4 points on the loss ratio.

The net favorable loss development of $91 million included net favorable loss development for prior accident years in all lines of business, predominantly in the marine, aviation/space and specialty property lines. Loss information provided by cedants in the three months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios, which had the net effect of decreasing prior year loss estimates.

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

The decrease of $86 million in losses and loss expenses in the three months ended September 30, 2012 compared to the same period of 2011 included:

•	an increase of $76 million in combined net favorable prior year and prior quarters loss development; and

•	a decrease of approximately $10 million in losses and loss expenses resulting from normal fluctuations in profitability.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2012 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior accident years of $205 million, or 19.8 points on the loss ratio;

•	a lower level of losses recoverable from retrocessional programs; and

•	a lower level of mid-sized loss activity.

The net favorable loss development of $205 million included net favorable loss development for prior accident years in all lines of business, predominantly in the aviation/space, specialty property and marine lines. Loss information provided by cedants in the nine months ended September 30, 2012 for prior accident years was lower than the Company expected and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratios, which had the net effect of decreasing prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses related to the Japan Earthquake, U.S. tornadoes, Australian Floods and New Zealand Earthquake of $31 million, or 3.0 points on the loss ratio;

•	net favorable loss development on prior accident years of $122 million, or 12.0 points on the loss ratio;

•	a higher level of mid-sized loss activity;

•	a lower level of loss estimates in the specialty casualty and credit/surety lines of business related to the financial crisis; and

•	a decrease in the book of business and exposure and declines in pricing in certain lines of business.

The net favorable loss development of $122 million reported in the nine months ended September 30, 2011 included net favorable loss development for prior accident years in most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $9 million.

The decrease of $106 million in losses and loss expenses in the nine months ended September 30, 2012 compared to the same period of 2011 included:

•	an increase of $83 million in net favorable prior year loss development; and

•	a decrease of $31 million related to large catastrophic losses; partially offset by

•

an increase of approximately $8 million in losses and loss expenses resulting from the impact of a lower level of losses recoverable from retrocessional programs, partially offset by a lower level of mid-sized loss activity.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs and the acquisition ratio decreased in the three months ended September 30, 2012 compared to the same period of 2011 as a result of lower profit commissions reported by cedants in the energy line of business.

Nine-month result

Acquisition costs and the acquisition ratio in the nine months ended September 30, 2012 were comparable to the same period of 2011.

Technical result and technical ratio

Three-month result

The increase of $90 million in the technical result and the corresponding decrease in the technical ratio in the three months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to an increase of $76 million in combined net favorable prior year and prior quarters loss development and normal fluctuations in profitability between periods.

Nine-month result

The increase of $118 million in the technical result and the corresponding decrease in the technical ratio in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily attributable to an increase of $83 million in net favorable prior year loss development, a decrease of $31 million, net of retrocession, related to large catastrophic losses, a lower level of mid-sized loss activity and normal fluctuations in profitability between periods. These factors increasing the technical result were partially offset by the impact from the retrocessional programs.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The results for the three months and the nine months ended September 30, 2012 and 2011 demonstrate this volatility. The three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 contained no significant catastrophic losses while the results for the nine months ended September 30, 2011 included a significantly higher level of catastrophe losses resulting from the 2011 catastrophic events. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Gross premiums written	$75	(22)%	$95	$475	(18)%	$581
Net premiums written	69	(23)	89	429	(21)	542
Net premiums earned	$168	(16)	$199	$331	(23)	$432
Losses and loss expenses	(39)	(77)	(169)	(58)	(95)	(1,209)
Acquisition costs	(15)	—	(15)	(30)	98	(16)

Technical result	$114	651	$15	$243	NM	$(793)
Loss ratio	23.3%		85.0%	17.4%		279.9%
Acquisition ratio	8.8		7.4	9.1		3.5

Technical ratio	32.1%		92.4%	26.5%		283.4%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 6% and 12% of total net premiums written in the three months and nine months ended September 30, 2012, respectively, compared to 8% and 15% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written and net premiums earned decreased by 22%, 23% and 16%, respectively, in the three months ended September 30, 2012 compared to the same period of 2011. The decreases in gross and net premiums written were primarily due to reductions in certain exposures and differences in the timing of certain Japanese and Australian renewals compared to the three months ended September 30, 2011. These decreases were partially offset by new business written in the three months ended September 30, 2012. Net premiums earned are normally significantly higher than gross and net premiums written during the three months ended September 30, 2012 due to the seasonality of the earnings pattern for U.S. wind business, which results in higher earned premiums being recognized in quarters with more exposure.

Nine-month result

Gross and net premiums written and net premiums earned decreased by 18%, 21% and 23%, respectively, in the nine months ended September 30, 2012 compared to the same period of 2011. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company reducing certain exposures at the January 1 and April 1, 2012 renewals by cancelling and decreasing certain treaty participations and a lower level of reinstatement premiums in the nine months ended September 30, 2012 compared to the same period of 2011. These decreases in gross and net premiums written and net premiums earned were partially offset by new business written in the nine months ended September 30, 2012.

Losses and loss expenses and loss ratio

Three-month result

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2012 reflected:

•	no large catastrophic losses;

•	net favorable loss development on prior quarters of $5 million, or 2.9 points on the loss ratio;

•	net favorable loss development on prior accident years of $3 million, or 1.7 points on the loss ratio; and

•	a modestly higher level of mid-sized and attritional loss activity.

The net favorable loss development of $3 million was primarily due to favorable loss emergence, as losses reported by cedants in the three months ended September 30, 2012 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the three months ended September 30, 2011 reflected:

•	no large catastrophic losses;

•	net adverse loss development on prior quarters of $165 million, or 83.2 points on the loss ratio, primarily related to the Japan Earthquake and New Zealand Earthquake; and

•

net favorable loss development on prior accident years of $36 million, or 18.2 points on the loss ratio, primarily related to the Chile Earthquake and lower loss estimates related to Paris Re’s catastrophe portfolio.

The decrease of $130 million in losses and loss expenses in the three months ended September 30, 2012 compared to the same period of 2011 included:

•	an increase of $137 million in combined net favorable prior year and prior quarters loss development; partially offset by

•	an increase of approximately $7 million in losses and loss expenses resulting from a modestly higher level of mid-sized and attritional loss activity and normal fluctuations in profitability.

Nine-month result

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2012 reflected:

•	no significant catastrophic losses;

•	net favorable loss development on prior accident years of $22 million, or 6.5 points on the loss ratio; and

•	a modestly higher level of mid-sized and attritional loss activity.

The net favorable loss development of $22 million was primarily due to favorable loss emergence, as losses reported by cedants in the nine months ended September 30, 2012 for prior accident years were lower than the Company expected. Based on the Company’s assessment of this loss information, the Company decreased its expected ultimate loss ratio, which had the effect of decreasing the level of prior year loss estimates.

The losses and loss expenses and loss ratio reported in the nine months ended September 30, 2011 reflected:

•	large catastrophic losses related to the 2011 catastrophic events of $1,244 million, or 287.2 points on the loss ratio; and

•	net favorable loss development on prior accident years of $98 million, or 22.6 points on the loss ratio.

The decrease of $1,151 million in losses and loss expenses in the nine months ended September 30, 2012 compared to the same period of 2011 included:

•	a decrease of $1,244 million in large catastrophic losses; partially offset by

•	a decrease of $76 million in net favorable prior year loss development; and

•	an increase of approximately $17 million in losses and loss expenses resulting from a modestly higher level of mid-sized and attritional loss activity and normal fluctuations in profitability.

Acquisition costs and acquisition ratio

Three-month result

Acquisition costs in the three months ended September 30, 2012 were comparable to the same period of 2011 due to the effect of lower net premiums earned in the three months ended September 30, 2012 being offset by lower profit commissions received from cedants in the three months ended September 30, 2011. The increase in the acquisition cost ratio was due to the lower profit commissions received from cedants in the three months ended September 30, 2011.

Nine-month result

Acquisition costs and the acquisition ratio increased in the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to lower profit commissions in the nine months ended September 30, 2011 as a result of the large catastrophic losses.

Technical result and technical ratio

Three-month result

The increase of $99 million in the technical result and the corresponding decrease in the technical ratio in the three months ended September 30, 2012 compared to the same period of 2011 was primarily due to an increase of $137 million in combined net favorable prior year and prior quarters loss development. This increase in the technical result was partially offset by the decrease in the book of business and exposure, a modestly higher level of mid-sized and attritional loss activity and normal fluctuations in profitability between periods.

Nine-month result

The increase of $1,036 million in the technical result and the corresponding decrease in the technical ratio in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to a decrease of $1,211 million, net of retrocession, reinstatement premiums and profit commissions, in large catastrophic losses and losses related to an aggregate contract. This increase in the technical result was partially offset by a decrease of $76 million in net favorable prior year loss development, the decrease in the book of business and exposure, a modestly higher level of mid-sized and attritional loss activity and normal fluctuations in profitability between periods.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three		For the three	For the nine		For the nine
	months ended		months ended	months ended		months ended
	September 30, 2012	% Change	September 30, 2011	September 30, 2012	% Change	September 30, 2011
Gross premiums written	$187	(4)%	$194	$604	1%	$597
Net premiums written	187	(4)	194	601	1	596
Net premiums earned	$195	(4)	$203	$589	—	$588
Life policy benefits	(157)	(7)	(168)	(479)	—	(479)
Acquisition costs	(27)	(17)	(33)	(82)	(8)	(89)

Technical result	$11	414	$2	$28	36	$20
Other income	1	330	—	3	NM	—
Other operating expenses	(12)	(4)	(12)	(38)	—	(38)
Net investment income	15	(19)	19	49	(3)	50

Allocated underwriting result(1)	$15	73	$9	$42	29	$32

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 18% and 16% of total net premiums written in the three months and nine months ended September 30, 2012, respectively, compared to 18% and 16% of total net premiums written in the same periods of 2011.

Three-month result

Gross and net premiums written and net premiums earned decreased by 4% in the three months ended September 30, 2012 compared to the same period of 2011. The decrease in gross and net premiums written and net premiums earned was primarily due to the impact of foreign exchange, and to a lesser extent, a decrease in certain short-term and GMDB business in the mortality line. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 9% due to the impact of the stronger U.S. dollar in the three months ended September 30, 2012 compared to the same period of 2011. These decreases in gross and net premiums written and net premiums earned were partially offset by new business written during the fourth quarter of 2011 in the longevity line.

Nine-month result

Gross and net premiums written increased by 1% and net premiums earned were flat in the nine months ended September 30, 2012 compared to the same period of 2011. The modest increase in gross and net premiums written was primarily due to the increase in the longevity line, as described in the three-month result, which was partially offset by a decrease in the GMDB business in the mortality line and the impact of foreign exchange. Foreign exchange fluctuations decreased gross and net premiums written and net premiums earned by 5% due to the impact of the stronger U.S. dollar in the nine months ended September 30, 2012 compared to the same period of 2011.

Allocated underwriting result

Three-month result

The allocated underwriting result increased by $6 million, from $9 million in the three months ended September 30, 2011 to $15 million in the same period of 2012. The increase was primarily driven by favorable prior year loss development related to the GMDB business in the mortality line as described below, which was partially offset by a decrease in net investment income.

The increase in net favorable prior year loss development of $11 million resulted from net adverse loss development of $5 million in the three months ended September 30, 2011 compared to net favorable loss development of $6 million in the same period of 2012. The prior year loss development during both the three months ended September 30, 2012 and 2011 was primarily related to the GMDB business, where the payout is linked to the performance of underlying capital market assets.

Net investment income decreased by $4 million, from $19 million in the three months ended September 30, 2011 to $15 million in the same period of 2012, primarily as a result of higher positive adjustments on funds held contracts reported by cedants in the three months ended September 30, 2011 .

Nine-month result

The allocated underwriting result increased by $10 million, from $32 million in the nine months ended September 30, 2011 to $42 million in the same period of 2012. The increase was primarily due to an increased level of net favorable prior year loss development in the mortality line of business as described below, improvements in the profitability of the longevity line of business driven by the new business written during the fourth quarter of 2011, and an increase in other income due to higher margins earned on treaties accounted for using deposit accounting. These increases were partially offset by an increase in claims activity on certain long-term treaties in the mortality line of business.

The increase in the net favorable prior year loss development of $19 million reflects net favorable loss development of $15 million in the nine months ended September 30, 2012 compared to net adverse loss development of $4 million in the same period of 2011. The net favorable prior year loss development of $15 million in the nine months ended September 30, 2012 was primarily due to the GMDB business, mainly driven by an improvement in the capital markets, and certain short-term treaties in the mortality line of business. The net adverse prior year loss development of $4 million in the nine months ended September 30, 2011 was primarily driven by certain short-term treaties in the mortality line following the receipt of updated information from cedants and was partially offset by favorable development related to the GMDB business.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2012 and 2011 was as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Non-life
Property and casualty
Casualty	14%	11%	12%	11%
Motor	5	5	6	5
Multiline and other	2	3	2	2
Property	14	14	16	16
Specialty
Agriculture	7	8	6	6
Aviation / Space	5	5	5	4
Catastrophe	6	8	12	15
Credit / Surety	7	7	7	7
Energy	3	4	2	2
Engineering	5	4	3	4
Marine	9	7	7	6
Specialty casualty	1	1	3	3
Specialty property	4	5	3	3
Life	18	18	16	16

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line of business between the three months and nine months ended September 30, 2012 and the same periods of 2011 reflected the Company’s response to existing market conditions and may also be affected by a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Casualty: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2012 compared to the same periods of 2011 was driven primarily by higher upward premium adjustments in the North America sub-segment.

•

Catastrophe: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2012 compared to the same periods of 2011 reflected the reduction of business written in the Company’s Catastrophe sub-segment.

•

Marine: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2012 compared to the same periods of 2011 was primarily driven by new business written in the Global (Non-U.S.) Specialty sub-segment.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2012 and 2011 was as follows:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Non-life segment
Proportional	54%	50%	48%	45%
Non-proportional	18	21	29	31
Facultative	10	11	7	8
Life segment(1)	18	18	16	16

Total	100%	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for the periods presented are proportional.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months and nine months ended September 30, 2012 and the same periods of 2011 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment, which was driven by an increase in the casualty and property lines of business in the North America sub-segment and by a reduction in the business written in the Company’s Catastrophe sub-segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months and nine months ended September 30, 2012 and 2011:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
North America	38%	37%	36%	36%
Europe	37	38	42	41
Asia, Australia and New Zealand	12	13	11	12
Latin America, Caribbean and Africa	13	12	11	11

Total	100%	100%	100%	100%

The distribution of gross premiums written during the three months and nine months ended September 30, 2012 was comparable to the same periods of 2011.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2012 and 2011 was as follows:

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Broker	73%	74%	74%	73%
Direct	27	26	26	27

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers in the three months and nine months ended September 30, 2012 was comparable to the same periods of 2011.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2012 and 2011 (in millions of U.S. dollars):

	For the three months ended September 30, 2012	% Change	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	% Change	For the nine months ended September 30, 2011
Fixed maturities	$123	(15)%	$146	$387	(9)%	$423
Short-term investments, cash and cash equivalents	1	(39)	1	2	(46)	3
Equities	5	8	4	21	41	15
Funds held and other	11	(26)	15	35	(10)	39
Funds held – directly managed	6	(28)	9	23	(12)	26
Investment expenses	(11)	(3)	(11)	(32)	(3)	(32)

Net investment income	$135	(17)	$164	$436	(8)	$474

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Three-month result

Net investment income decreased in the three months ended September 30, 2012 compared to the same period in 2011 primarily due to a decrease in net investment income from fixed maturities as a result of lower reinvestment rates and the strengthening of the U.S. dollar, on average, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, which contributed a 2% decrease in net investment income.

Nine-month result

Net investment income decreased in the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the same factors discussed above for the three-month result, which were partially offset by an increase in dividends received from mutual funds in the nine months ended September 30, 2012.

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

The components of net realized and unrealized investment gains (losses) for the three months and nine months ended September 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net realized investment gains on fixed maturities and short-term investments	$44	$64	$123	$84
Net realized investment gains on equities	5	2	53	66
Net realized investment losses on other invested assets	(2)	(98)	(15)	(149)
Change in net unrealized investment (losses) gains on other invested assets	(2)	—	4	(45)
Change in net unrealized investment gains on fixed maturities and short-term investments	150	190	231	180
Change in net unrealized investment gains (losses) on equities	51	(145)	69	(159)
Net other realized and unrealized investment gains	2	1	5	1

Net realized and unrealized investment gains on funds held – directly managed	9	12	18	14

Net realized and unrealized investment gains (losses)	$257	$26	$488	$(8)

Three-month result

Net realized and unrealized investment gains increased by $231 million, from $26 million in the three months ended September 30, 2011 to $257 million in the same period of 2012. The net realized and unrealized investment gains of $257 million in the three months ended September 30, 2012 were primarily due to narrowing credit spreads, improvements in equity markets and modest declines in European and U.S. risk-free rates. Net realized and unrealized investment gains of $257 million in the three months ended September 30, 2012 primarily consisted of the change in net unrealized investment gains on fixed maturities, short-term investments and equities of $201 million and net realized investment gains on fixed maturities, short-term investments and equities of $49 million.

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $4 million in the three months ended September 30, 2012 and primarily related to net realized and unrealized losses on treasury note futures which were partially offset by realized gains on commodity futures and private placement investments and unrealized gains on weather derivatives. Net realized investment losses on other invested assets were $98 million in the three months ended September 30, 2011 and primarily related to losses on treasury note futures.

Net realized and unrealized investment gains on funds held – directly managed of $9 million and $12 million in the three months ended September 30, 2012 and 2011, respectively, primarily related to the change in net unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were primarily due to declining risk-free interest rates.

Nine-month result

Net realized and unrealized investment gains increased by $496 million, from a loss of $8 million in the nine months ended September 30, 2011 to a gain of $488 million in the same period of 2012. The net realized and unrealized investment gains of $488 million in the nine months ended September 30, 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $488 million in the nine months ended September 30, 2012 primarily consisted of the change in net unrealized investment gains on fixed maturities, short-term investments, equities and other invested assets of $304 million and net realized investment gains on fixed maturities, short-term investments and equities of $176 million.

Net realized losses and the change in net unrealized investment gains on other invested assets were a combined loss of $11 million in the nine months ended September 30, 2012 and primarily related to realized and unrealized losses on treasury note futures which were partially offset by net unrealized gains on private placement investments and weather derivatives and realized gains on to-be-announced mortgage-backed securities (TBAs). Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $194 million in the nine months ended September 30, 2011 and primarily related to realized and unrealized losses on treasury note futures and a realized loss on insurance-linked securities impacted by the Japan Earthquake.

Net realized and unrealized investment gains on funds held – directly managed of $18 million and $14 million in the nine months ended September 30, 2012 and 2011, respectively, primarily related to the change in net unrealized investment gains on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account.

Other Operating Expenses

The Company’s total other operating expenses for the three months and nine months ended September 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three		For the three	For the nine		For the nine
	months ended		months ended	months ended		months ended
	September 30, 2012	% Change	September 30, 2011	September 30, 2012	% Change	September 30, 2011
Other operating expenses	$95	(9)%	$104	$299	(7)%	$322

Three-month result

Other operating expenses represent 7.7%, and 8.0% of net premiums earned (both Non-life and Life) for the three months ended September 30, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $25 million and $23 million, of which $23 million and $19 million are related to corporate activities for the three months ended September 30, 2012 and 2011, respectively.

Other operating expenses decreased by 9% in the three months ended September 30, 2012 compared to the same period of 2011 primarily due to the impact of foreign exchange fluctuations, as a result of the stronger U.S. dollar, and reductions in information technology costs.

Nine-month result

Other operating expenses represent 9.0%, and 9.3% of net premiums earned (both Non-life and Life) for the nine months ended September 30, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $74 million and $78 million, of which $64 million and $66 million are related to corporate activities for the nine months ended September 30, 2012 and 2011, respectively.

Other operating expenses decreased by 7% in the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to the impact of foreign exchange fluctuations, as a result of the stronger U.S. dollar, and decreases in information technology and various other expenses.

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

The Company’s income tax expense and effective income tax rate for the three months and nine months ended September 30, 2012 and 2011 were as follows (in millions of U.S. dollars):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income tax expense	$64	$42	$181	$66
Effective income tax rate	11.6%	18.8%	15.1%	(15.0)%

Three-month result

Income tax expense and the effective income tax rate during the three months ended September 30, 2012 were $64 million and 11.6%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. The income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. Specifically, the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses and net realized and unrealized gains. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was primarily due to net favorable prior year loss development and net realized and unrealized investment gains.

Income tax expense and the effective income tax rate during the three months ended September 30, 2011 were $42 million and 18.8%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included an approximately even distribution of the Company’s pre-tax net income between its various jurisdictions. The pre-tax net income of the Company’s non-taxable jurisdictions, and jurisdictions with comparatively lower tax rates, benefitted from the absence of large catastrophic losses and favorable tax adjustments related to foreign branch income taxes which were partially offset by adverse loss development on prior quarters related to the catastrophic events in the first half of 2011 and by net realized and unrealized investment losses. The pre-tax net income of the Company’s jurisdictions with comparatively higher tax rates included significant net realized and unrealized investment gains and certain unfavorable tax adjustments recorded related to foreign exchange fluctuations.

Nine-month result

Income tax expense and the effective income tax rate during the nine months ended September 30, 2012 were $181 million and 15.1%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses and net realized and unrealized investment gains. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains.

Income tax expense and the effective income tax rate during the nine months ended September 30, 2011 were $66 million and (15.0)%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by the 2011 catastrophic events, and a modest pre-tax net income recorded in taxable jurisdictions.

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

At September 30, 2012, the liability funds totaled $10.8 billion (including funds held – directly managed), or 58% of the Company’s total invested assets, compared to $11.2 billion at December 31, 2011. The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at September 30, 2012 compared to December 31, 2011 reflects a decrease in unpaid losses and loss expenses which was primarily driven by loss payments related to the 2011 catastrophic events.

At September 30, 2012, the capital funds totaled $7.8 billion, or 42% of Company’s total invested assets, and were generally comprised of accrued investment income, investment grade and below investment grade fixed income securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. At September 30, 2012, approximately 47% of the capital funds were invested in investment grade fixed income securities.

Overview

Total investments and cash were $17.2 billion at September 30, 2012 compared to $16.6 billion at December 31, 2011. The major factors resulting in the increase in the nine months ended September 30, 2012 were:

•

net realized and unrealized gains related to the investment portfolio of $470 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $354 million (reflecting narrowing credit spreads and decreasing U.S. and European risk-free interest rates) and an increase in the equity portfolio of $122 million, which were partially offset by a decrease in other invested assets of $11 million (primarily driven by realized and unrealized losses on treasury note futures - see discussion related to duration below);

•	net cash provided by operating activities of $469 million; and

•	an increase in net payables for securities sold of $140 million; partially offset by

•

a net decrease of $278 million, due to the repurchase of common shares of $315 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $37 million;

•	dividend payments on common and preferred shares totaling $164 million; and

•	various other factors of approximately $18 million.

Trading securities

The market value of fixed maturities, short-term investments and equities classified as trading securities (excluding funds held – directly managed) was $15.6 billion at September 30, 2012 compared to $14.9 billion at December 31, 2011. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Unaudited Condensed Consolidated Statements of Operations. In addition, the market value of the Company’s other invested assets was $341 million at September 30, 2012 compared to $358 million at December 31, 2011. The Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below.

At September 30, 2012, approximately 91% of the Company’s fixed income and short-term investments, which includes fixed income type mutual funds, were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 94% were publicly traded. The average credit quality of the Company’s fixed income and short-term investments at September 30, 2012 was A, compared to AA at December 31, 2011. The lower average credit quality at September 30, 2012 compared to December 31, 2011, reflects the impact of Standard & Poor’s decision in January 2012 to downgrade nine European sovereign governments (the Eurozone downgrade) and also reflects a shift in asset allocation to corporate securities from non-U.S. sovereign government, supranational and government related securities (which are predominantly rated AAA and AA) and U.S. treasuries (which are rated AA+). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments. See Ratings Distribution below.

The average duration of the Company’s investment portfolio was 3.0 years and 2.9 years at September 30, 2012 and December 31, 2011, respectively. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the duration of the investment portfolio from 3.5 years to 3.0 years at September 30, 2012, and reflects the Company’s decision to hedge against potential rises in risk-free interest rates.

The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents decreased to 1.9% at September 30, 2012, compared to 2.4% at December 31, 2011 primarily due to narrowing credit spreads and declining U.S. and European risk-free interest rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 2.4% and 5.6% for the three months and nine months ended September 30, 2012, compared to 1.0% and 2.8% for the comparable periods of 2011, respectively. The higher total accounting return in the three months ended September 30, 2012 was primarily due to narrowing credit spreads and improvements in equity markets, while the same period of 2011 was primarily impacted by declining equity markets and widening credit spreads. The higher total accounting return in the nine months ended September 30, 2012 was mainly due to narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free interest rates, while the same period of 2011 was primarily impacted by declining equity markets.

The cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturities, short-term investments and equities classified as trading at September 30, 2012 were as follows (in millions of U.S. dollars):

September 30, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$954	$29	$—	$983
U.S. states, territories and municipalities	210	9	—	219
Non-U.S. sovereign government, supranational and government related	2,478	162	(2)	2,638
Corporate	5,913	470	(5)	6,378
Asset-backed securities	701	25	(3)	723
Residential mortgage-backed securities	3,225	135	(40)	3,320
Other mortgage-backed securities	75	3	—	78

Total fixed maturities	13,556	833	(50)	14,339
Short-term investments	161	—	—	161
Equities	975	119	(22)	1,072

Total	$14,692	$952	$(72)	$15,572

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities. For investments acquired from Paris Re, cost is based on the fair value at the date of acquisition and subsequently adjusted for amortization of fixed maturities and short-term investments.

The fair value of the Company’s fixed maturities increased by $0.4 billion from $13.9 billion at December 31, 2011 to $14.3 billion at September 30, 2012, primarily reflecting an increase in the market value of the fixed maturity portfolio due to narrowing credit spreads and modest decreases in U.S. and European risk-free interest rates.

The U.S. government and government sponsored enterprises category includes U.S. treasuries and U.S. government agency securities which accounted for 98% and 2%, respectively, of this category at September 30, 2012. The U.S. treasuries are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. At September 30, 2012, 51% of U.S. government agency securities were rated AA. The remaining 49% of U.S. government agency securities, although not specifically rated, are generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties. At September 30, 2012, 5% of securities in this category were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), with the remaining 95% not rated.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. At September 30, 2012, 46%, 50% and 4% of this category was rated AAA, AA and A, respectively. Non-U.S. sovereign government obligations comprised 82% of this category, of which 53% were rated AAA. The largest three issuers (France, Canada and Germany) accounted for 66% of non-U.S. sovereign government obligations at September 30, 2012, with the next four largest issuers (Belgium, Austria, the Netherlands and Singapore) accounting for 32% of the remaining 34% of non-U.S. sovereign government obligations. At September 30, 2012, the remaining 18% of this category was comprised of investment grade Canadian government related obligations, non-U.S. government agency obligations (related to France, Canada and South Korea) and non-U.S. government supranational debt representing 14%, 3% and 1% of the total, respectively.

At September 30, 2012, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At September 30, 2012, the Company had investments of $1.6 billion in other EU sovereign governments, which were primarily comprised of $562 million, $424 million, $256 million, $162 million and $140 million of French, German, Belgian, Austrian and Dutch sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $13 million, less than 1% of the Company’s total EU sovereign government obligations. In addition to its EU sovereign government exposure, the Company also held $61 million of debt issued by French government agencies.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. At September 30, 2012, 94% of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 62% were rated A- or better. At September 30, 2012, the ten largest issuers accounted for 15% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 2% of total corporate bonds (1% of total investments and cash). At September 30, 2012, U.S. bonds comprised 62% of this category and no other country accounted for more than 8% of this category. The main exposures by economic sector were 22% in finance (10% were banks), 15% in consumer noncyclical, 11% in communications and 10% in utilities. Within the finance sector, 98% of corporate bonds were rated investment grade and 84% were rated A- or better at September 30, 2012.

At September 30, 2012, the Company’s corporate bond portfolio included $310 million of European government guaranteed corporate debt, comprised of $212 million, $53 million, $29 million, $10 million and $6 million corporate bonds guaranteed by the Dutch, Austrian, German, British and Danish governments, respectively. At September 30, 2012, the Company did not hold any government guaranteed corporate debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At September 30, 2012, the Company’s corporate bond portfolio (excluding government guaranteed corporate debt) includes $1.4 billion of corporate bonds issued by companies in the finance sector. Included within this were $137 million of corporate bonds issued by companies in the EU finance sector, which were comprised of $74 million, $17 million, $11 million, $7 million and $6 million of British, Dutch, French, Swedish and German finance sector corporate bonds, respectively. The remaining $22 million of EU finance sector corporate bonds were issued by companies in certain peripheral EU countries (Ireland, Spain and Italy).

The asset-backed securities category includes U.S. asset-backed securities, which accounted for 82% of this category at September 30, 2012. Of the U.S. asset-backed securities, 38% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 62% were not rated. Non-U.S. asset-backed securities accounted for the remainder of this category, all of which were rated A- or higher by Standard & Poor’s (or estimated equivalent).

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which accounted for 89% of this category at September 30, 2012. These securities generally have a low risk of default and 96% of the U.S. residential mortgage-backed securities are backed by U.S. government agencies, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed agency securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at September 30, 2012, other than $26 million of investments in distressed asset vehicles (included in other invested assets). At September 30, 2012, the Company’s U.S. residential mortgage-backed securities included approximately $8 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive. At September 30, 2012, the remaining 11% of this category was comprised of non-U.S. residential mortgage-backed securities, of which 74% were rated AAA with the remainder rated A- or higher by Standard & Poor’s (or estimated equivalent).

Other mortgaged-backed securities includes U.S. commercial mortgage-backed securities and non-U.S. commercial mortgage backed securities, which accounted for 70% and 30% of this category at September 30, 2012, respectively. Approximately 97% of this category was rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

Short-term investments consisted of obligations of foreign and U.S. governments and corporate bonds. At September 30, 2012, Non-U.S. government obligations, which accounted for 60% of this category, were primarily comprised of bonds issued by the New Zealand government and were rated AA. At September 30, 2012, U.S. treasuries comprised 25% of this category which were rated AA+. At September 30, 2012, corporates (consisting of Dutch utility sector bonds, catastrophe bonds and U.S. consumer cyclical sector bonds) comprised the remaining 15% of this category, of which 4% were rated investment grade and the remaining 96% were rated below investment grade.

Publicly traded common stocks (including public exchange traded funds (ETFs)) comprised 74% of equities at September 30, 2012. The remaining 26% of this category consisted primarily of funds holding fixed income securities, of which 97% (or $259 million) was comprised of emerging markets funds. Of the publicly traded common stocks and ETFs, U.S. issuers represented 76% at September 30, 2012. At September 30, 2012, the ten largest common stocks accounted for 19% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At September 30, 2012, the largest publicly traded common stock exposures by economic sector were 17% in consumer non-cyclical, 16% in energy, 13% in finance and 11% in technology. At September 30, 2012, the Company held less than $2 million of equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in certain peripheral EU countries (Spain and Italy).

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2012	Cost	Fair Value
One year or less	$1,164	$1,175
More than one year through five years	3,899	4,071
More than five years through ten years	3,879	4,232
More than ten years	774	901

Subtotal	9,716	10,379
Mortgage/asset-backed securities	4,001	4,121

Total	$13,717	$14,500

Ratings Distribution

The following table provides a breakdown of the credit quality of the Company’s fixed maturities and short-term investments at September 30, 2012:

Rating Category	% of total
AAA	15%
AA	42
A	21
BBB	14
Below investment grade/Unrated	8

Total	100%

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed income and short-term investments portfolio, from 25% at December 31, 2011 to 15% at September 30, 2012, and the corresponding increase in AA rated securities from 37% at December 31, 2011 to 42% at September 30, 2012, largely reflects the Eurozone downgrade discussed above. The overall average credit quality of the Company’s fixed income and short-term investments portfolio at September 30, 2012 decreased to A, from AA at December 31, 2011, primarily due to the Eurozone downgrade and a shift in asset allocation to corporate securities from non-U.S. sovereign government, supranational and government related securities (which are predominantly rated AAA and AA) and U.S. treasuries (which are rated AA+).

Other Invested Assets

At September 30, 2012, the Company’s other invested assets totaled $341 million. The Company’s other invested assets consisted primarily of investments in asset-backed securities, non-publicly traded companies, notes and loans receivable, private placement equity and bond investments, and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position at September 30, 2012, are reported within other invested assets in the Company’s Unaudited Condensed Consolidated Balance Sheets.

At September 30, 2012, the Company’s principal finance activities included $131 million of investments classified as other invested assets, which were comprised primarily of asset-backed securities (including residuals), notes and loans receivable (including annuities), private placement equity investments and total return, interest rate and credit default swaps (which are accounted for as derivative financial instruments). At September 30, 2012, the carrying value of the Company’s investment in asset-backed securities, loans and notes receivable, and private placement equity investments was $78 million, $52 million and $4 million, respectively, and were partially offset by the combined fair value of total return, interest rate and credit default swaps which was an unrealized loss of $3 million.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2012, the fair value of the Company’s assumed exposure in the form of total return swaps and interest rate swaps was an unrealized loss of $3 million. At September 30, 2012, the notional value of the Company’s assumed exposure in the form of total return swaps was $69 million.

At September 30, 2012, substantially all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income with the remainder related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade.

For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value. At September 30, 2012, the fair value of the Company’s assumed exposure in the form of credit default swaps was insignificant and the notional value was $13 million.

The Company continues to utilize credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at September 30, 2012. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps. Excluding the credit default swaps within the principal finance portfolio described above, the fair value of these credit default swaps was insignificant September 30, 2012, and the notional value was comprised of $60 million of credit protection purchased and $5 million of credit exposure assumed.

The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for exchange traded weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. At September 30, 2012, the combined fair values of the weather derivatives and the longevity total return swaps was insignificant, while their combined notional values were $156 million.

The Company uses exchange traded treasury note futures for the purposes of managing portfolio duration. The Company also uses equity futures to replicate equity investment positions. At September 30, 2012, the combined fair value of the treasury note and equity futures was an unrealized gain of $11 million, while the notional values were a net short position of $1,995 million and insignificant, respectively.

The Company utilizes foreign exchange forward contracts and foreign currency option contracts as part of its overall currency risk management and investment strategies. At September 30, 2012, the combined fair value of foreign exchange forward contracts and foreign currency option contracts was an unrealized gain of $9 million.

The Company utilizes to-be-announced mortgage-backed securities (TBAs) as part of its overall investment strategy and to enhance investment performance. TBAs represent commitments to purchase future issuances of U.S. government agency mortgage backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company’s policy is to maintain designated cash balances at least equal to the amount of outstanding TBA purchases. At September 30, 2012, the fair value of TBAs was insignificant and the notional value was $123 million.

At September 30, 2012, the Company’s strategic investments of $242 million (of which $205 million were included in Other invested assets) includes investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, including the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments–Trading Securities.

The Company also had $9 million of other invested assets at September 30, 2012.

At September 30, 2012, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $5 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include British, French, and German finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The composition of the investments underlying the funds held – directly managed account at September 30, 2012 is discussed below.

At September 30, 2012, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent). The average credit quality of the fixed income investments underlying the funds held – directly managed account was AA at September 30, 2012 and December 31, 2011 and did not change following the Eurozone downgrade.

The average duration of the investments underlying the funds held – directly managed account was 2.9 years at September 30, 2012, compared to 2.7 years at December 31, 2011. The average yield to maturity on fixed maturities and cash and cash equivalents underlying the funds held – directly managed account decreased to 1.0% at September 30, 2012 from 1.7% at December 31, 2011 primarily due to decreases in U.S. and European risk-free rates.

The cost, gross unrealized gains, gross unrealized losses and fair value of the investments underlying the funds held – directly managed account at September 30, 2012 were as follows (in millions of U.S. dollars):

September 30, 2012	Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$343	$14	$—	$357
Non-U.S. sovereign government, supranational and government related	254	19	—	273
Corporate	393	21	—	414

Total fixed maturities	990	54	—	1,044
Other invested assets	26	—	(9)	17

Total	$1,016	$54	$(9)	$1,061

(1)	Cost is based on the fair value at the date of the acquisition of Paris Re and subsequently adjusted for amortization of fixed maturities.

In addition to the investments in the above table at September 30, 2012, the funds held – directly managed account included other assets and liabilities of $22 million, cash and cash equivalents of $90 million and accrued investment income of $15 million. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business. The discussion below focuses on the investments underlying the funds held – directly managed account.

The U.S. government and government sponsored enterprises category underlying the funds held – directly managed account is comprised of U.S. treasuries and U.S. government agency securities which accounted for 62% and 38% of this category at September 30, 2012, respectively. With the exception of investments totaling $102 million in U.S. government agency securities, which were rated AA, the remaining U.S. government agency securities and all of the U.S. treasuries, although not specifically rated, are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

Non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, agencies, political subdivisions and supranational debt. Investment grade Canadian government related obligations comprised 52% of this category, with investment grade non-U.S. sovereign government obligations, non-U.S. government agency obligations, and supranational debt accounting for the remaining 19%, 17% and 12%, respectively. Within the non-U.S. sovereign government obligations category, 92% related to France, Austria, Belgium and Germany and within the non-U.S. government agency obligations category, 98% related to France, Canada and Austria. At September 30, 2012, 28%, 53% and 19% of this category were rated AAA, AA and A, respectively, by Standard & Poor’s (or estimated equivalent).

At September 30, 2012, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain). At September 30, 2012, the investments underlying the funds held – directly managed account included $50 million of investments in other EU sovereign governments, which were primarily comprised of $21 million, $11 million, $8 million and $6 million of French, Austrian, Belgian and German sovereign government obligations, respectively, with no other EU sovereign government issuer comprising more than $2 million, or 4% of the total EU sovereign government obligations underlying the funds held – directly managed account. In addition to its EU sovereign government obligations, the Company also held $36 million of debt issued by French and Austrian government agencies.

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. At September 30, 2012, all of these investments were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent), while 88% were rated A- or better. At September 30, 2012, the ten largest issuers accounted for 25% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At September 30, 2012, U.S. and French bonds comprised 41% and 17%, respectively, of this category and no other country accounted for more than 9% of this category. The main exposures of this category by economic sector were 43% in financial (25% were banks), 16% in consumer noncyclical and 12% in energy. At September 30, 2012, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 97% were rated A- or better.

At September 30, 2012, corporate bonds underlying the funds held – directly managed account included $17 million of European corporate debt guaranteed by the German, British, and Swedish governments. At September 30, 2012, the corporate bond portfolio underlying the funds held – directly managed account did not have any exposure to government guaranteed debt issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

At September 30, 2012, corporate bonds underlying the funds held – directly managed account (excluding government guaranteed corporate debt) included $89 million of corporate bonds issued by companies in the EU finance sector, including $40 million, $16 million and $12 million of French, British and Dutch finance sector corporate bonds, respectively. Of the remaining EU finance sector corporate bonds, no single country accounted for more than $9 million, or 5% of total finance sector corporate bonds underlying the funds held – directly managed account. At September 30, 2012, corporate bonds underlying the funds held – directly managed account included less than $16 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities underlying the funds held – directly managed account at September 30, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2012	Cost	Fair Value
One year or less	$212	$213
More than one year through five years	593	622
More than five years through ten years	161	182
More than ten years	24	27

Total	$990	$1,044

Ratings Distribution

The following table provides a breakdown of the credit quality of fixed maturities underlying the funds held – directly managed account at September 30, 2012:

Rating Category	% of total
AAA	12%
AA	61
A	22
BBB	5

Total	100%

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account, from 22% at December 31, 2011 to 12% at September 30, 2012, and the corresponding increase in AA rated securities from 50% at December 31, 2011 to 61% at September 30, 2012, largely reflects the Eurozone downgrade described above. The overall average credit quality of the fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2012 and December 31, 2011 was AA.

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

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the nine months ended September 30, 2012.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held - directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for further discussion of the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at September 30, 2012 have not changed significantly since December 31, 2011. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2012.

At September 30, 2012 and December 31, 2011, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,761 million and $11,273 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,453 million and $10,920 million, respectively. The net Non-life reserves for unpaid losses and loss expenses at September 30, 2012 and December 31, 2011 include $860 million and $1,012 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 9 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2012 (in millions of U.S. dollars):

For the nine months ended September 30, 2012
Net liability at December 31, 2011	$10,920
Net incurred losses related to:
Current year	1,993
Prior years	(468)

1,525
Change in Paris Re Reserve Agreement	(67)
Net paid losses	(1,998)
Effects of foreign exchange rate changes	73

Net liability at September 30, 2012	$10,453

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,920 million at December 31, 2011 to $10,453 million at September 30, 2012 primarily reflects the payment of losses (including a significant level of payments related to the 2011 catastrophic events) during the nine months ended September 30, 2012, which was partially offset by net losses incurred and the impact of foreign exchange.

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

Policy Benefits for Life and Annuity Contracts

At September 30, 2012 and December 31, 2011, the Company recorded gross policy benefits for life and annuity contracts of $1,703 million and $1,646 million, respectively, and net policy benefits for life and annuity contracts of $1,693 million and $1,636 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2012 (in millions of U.S. dollars):

For the nine months ended September 30, 2012
Net liability at December 31, 2011	$1,636
Net incurred losses related to:
Current year	494
Prior years	(15)

479
Net paid losses	(449)
Effects of foreign exchange rate changes	27

Net liability at September 30, 2012	$1,693

The modest increase in net policy benefits for life and annuity contracts from $1,636 million at December 31, 2011 to $1,693 million at September 30, 2012 is primarily due to incurred losses and the impact of foreign exchange, which were partially offset by paid losses.

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

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s contractual obligations at September 30, 2012 have not changed materially compared to December 31, 2011.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $7.1 billion at September 30, 2012, a 9% increase compared to $6.5 billion at December 31, 2011. The major factors contributing to the increase in shareholders’ equity during the nine months ended September 30, 2012 were:

•	comprehensive income of $1,053 million, of which net income contributed $1,023 million; partially offset by

•

a net decrease of $278 million, primarily due to the repurchase of common shares of $315 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $37 million; and

•	dividends declared of $164 million related to both the Company’s common and preferred shares.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the nine months ended September 30, 2012.

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

Management uses compound annual growth rate in Diluted Book Value per Share as a measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s share price. Diluted Book Value per Share is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share increased by 17% to $99.54 at September 30, 2012 from $84.82 at December 31, 2011, due to the same factors describing the increase in shareholders’ equity above and the accretive impact of the share repurchases.

The table below sets forth the capital structure of the Company at September 30, 2012 and December 31, 2011 (in millions of U.S. dollars):

	September 30, 2012		December 31, 2011
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	11	894	12
Common shareholders’ equity	6,185	78	5,574	77

Total Capital	$7,892	100%	$7,281	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

The increase in total capital during the nine months ended September 30, 2012 was related to the same factors describing the increase in shareholders’ equity above.

Share Repurchases

During the nine months ended September 30, 2012, the Company repurchased 4.4 million of its common shares at a total cost of $315 million, representing an average cost of $71.61 per share.

In September 2012, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At September 30, 2012, the Company had approximately 5.9 million common shares remaining under its current share repurchase authorization and approximately 23.8 million common shares were held in treasury and are available for reissuance.

Subsequently, during the period from October 1, 2012 to October 31, 2012, the Company repurchased 0.2 million common shares at a total cost of $12 million, representing an average cost of $77.71 per share. Following these repurchases, the Company had approximately 5.7 million common shares remaining under its current share repurchase authorization and approximately 24.0 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

Debt

There was no change in the Company’s indebtedness at September 30, 2012 compared to December 31, 2011 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2012. See Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for a discussion of the Company’s indebtedness.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. Cash and cash equivalents were $1.3 billion at September 30, 2012 and December 31, 2011.

Cash flows from operations for the nine months ended September 30, 2012 decreased to $469 million from $584 million in the same period of 2011. The decrease in cash flows from operations reflects lower underwriting cash flows. The lower underwriting cash flows were primarily due to cash received of approximately $358 million in the nine months ended September 30, 2011 related to the release of assets from the Funds Held – Directly Managed account to Partner Reinsurance Europe plc pursuant to an endorsement to a quota share reinsurance agreement with Colisée Re, which was partially offset by a higher level of loss payments in 2011 compared to 2012.

Net cash used in investing activities was $11 million in the nine months ended September 30, 2012 compared to $1,599 million during the same period of 2011. The net cash used in investing activities in the nine months ended September 30, 2012 reflects the investment of cash provided by operations, which was almost entirely offset by the sale and maturity of investments to fund financing activities.

Net cash used in financing activities was $458 million in the nine months ended September 30, 2012 compared to $19 million in the same period of 2011. Net cash used in financing activities in the nine months ended September 30, 2012 was primarily related to share repurchases and dividend payments on common and preferred shares. Net cash used in financing activities in the same period in 2011 was also related to the Company’s share repurchases and dividend payments on common and preferred shares, but was partially offset by the net proceeds of $362 million related to the issuance of the Series E preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $17.2 billion at September 30, 2012, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.7 billion.

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

Other than the modification discussed above, the Company’s credit facilities at September 30, 2012 have not changed significantly since December 31, 2011. See Credit Facilities in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements have not changed significantly at September 30, 2012 compared to December 31, 2011. See Off-Balance Sheet Arrangements in Item 7 of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Currency

See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses for the nine months ended September 30, 2012 and 2011.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $31 million during the nine months ended September 30, 2012 primarily due to the Company’s net asset exposure to the Canadian dollar.

The following table provides a reconciliation of the currency translation adjustment for the nine months ended September 30, 2012 (in millions of U.S. dollars):

For the nine months ended September 30, 2012
Currency translation adjustment at December 31, 2011	$4
Change in currency translation adjustment included in accumulated other comprehensive income	31

Currency translation adjustment at September 30, 2012	$35

From time to time, the Company enters into net investment hedges. At September 30, 2012, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The following discussion of market risks at September 30, 2012 focuses only on material changes from December 31, 2011 in the Company’s market risk exposures, or how those exposures are managed.

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

At September 30, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$16,887	6%	$16,408	3%	$15,929	$15,450	(3)%	$14,971	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	1,197	6	1,165	3	1,133	1,101	(3)	1,069	(6)
Total invested assets(3)	19,613	5	19,102	3	18,591	18,080	(3)	17,569	(5)
Shareholders’ equity	8,101	14	7,590	7	7,079	6,568	(7)	6,057	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Unaudited Condensed Consolidated Balance Sheets.

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at September 30, 2012 compared to December 31, 2011.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed income investments, and this can result in a liability whose economic value is different from the carrying value reported in the Unaudited Condensed Consolidated Balance Sheets.

The fair value of the Company’s outstanding debt obligations and preferred securities increased at September 30, 2012, compared to December 31, 2011 primarily as a result of lower risk free rates. For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. For additional information related to the Company’s debt obligations also see Note 4 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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

At September 30, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$16,707	5%	$16,318	2%	$15,929	$15,540	(2)%	$15,151	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	1,167	3	1,150	2	1,133	1,116	(2)	1,099	(3)
Total invested assets(3)	19,403	4	18,997	2	18,591	18,185	(2)	17,779	(4)
Shareholders’ equity	7,891	11	7,485	6	7,079	6,673	(6)	6,267	(11)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at September 30, 2012 compared to December 31, 2011.

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

The table below summarizes the Company’s gross and net exposure in its Unaudited Condensed Consolidated Balance Sheet at September 30, 2012 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	JPY	Other	Total(1)
Total assets	$4,388	$1,351	$1,391	$140	$92	$52	$629	$8,043
Total liabilities	(4,311)	(739)	(972)	(423)	(299)	(261)	(1,275)	(8,280)

Total gross foreign currency exposure	77	612	419	(283)	(207)	(209)	(646)	(237)
Total derivative amount	(94)	4	(393)	276	186	187	655	821

Net foreign currency exposure	(17)	616	26	(7)	(21)	(22)	9	584

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheet at September 30, 2012.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $58 million and $117 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2012, approximately 14% of the Company’s fixed income portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AAA (or equivalent rating). The decline in the percentage of the Company’s fixed income portfolio rated AAA from 25% at December 31, 2011 largely reflects Standard & Poor’s decision in January 2012 to downgrade certain European sovereign government securities, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above.

At September 30, 2012, approximately 77% the Company’s fixed income and short-term investments (including funds holding fixed income securities and excluding the funds held – directly managed account) was rated A- or better and 9% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 2% and less than 15% of the Company’s total corporate fixed income securities (excluding the funds held – directly managed account), respectively, at September 30, 2012. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 26% of total corporate fixed income securities underlying the funds held – directly managed account at September 30, 2012, respectively.

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

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at September 30, 2012, compared to December 31, 2011. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $806 million, excluding funds holding fixed income securities of $266 million) at September 30, 2012. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.96 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at September 30, 2012 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	September 30, 2012	10% Increase	% Change	20% Increase	% Change
Equities(1)	$650	(19)%	$728	(10)%	$806	$884	10%	$962	19%
Total invested assets(2)	18,435	(1)	18,513	—	18,591	18,669	—	18,747	1
Shareholders’ equity	6,923	(2)	7,001	(1)	7,079	7,157	1	7,235	2

(1)	Excludes funds holding fixed income securities of $266 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed income securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at September 30, 2012 compared to December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2012, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at September 30, 2012 compared to December 31, 2011. See Note 18(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
07/01/2012-07/31/2012	459,000	$74.12	459,000	1,677,679
08/01/2012-08/31/2012	668,300	73.63	668,300	1,009,379
09/01/2012-09/30/2012	125,600	74.71	125,600	5,874,400

Total	1,252,900	$73.92	1,252,900

(1)	In September 2012, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 7 million common shares approved in November 2011. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At September 30, 2012, approximately 23.8 million common shares were held in treasury and available for reissuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits—Included on page 81.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis

Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2012

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock

Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.

10.2	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.