Form 10-K
period 2012-12-31
PARTNERRE LTD
filed 2013-02-26
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14536

PartnerRe Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 292-0888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 par value	New York Stock Exchange, Bermuda Stock Exchange
6.75% Series C Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
6.50% Series D Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
7.25% Series E Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange
5.875% Series F Non-Cumulative Preferred Shares, $1.00 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of most recently completed second fiscal quarter (June 30, 2012) was $4,721,750,491 based on the closing sales price of the registrant’s common shares of $75.67 on that date.

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 21, 2013 was 58,355,494.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual General Meeting of Shareholders scheduled to be held May 17, 2013 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2013 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.

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

General

PartnerRe Ltd., (the Company, PartnerRe or we), incorporated in Bermuda in August 1993, is the ultimate holding company for our international reinsurance and insurance group. The Company predominantly provides reinsurance on a worldwide basis, and certain specialty insurance lines, through its wholly owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines and mortality, longevity and health. The Company also offers alternative risk products that include weather and credit protection to financial, industrial and service companies on a worldwide basis.

In 1997, recognizing the limitation of a monoline strategy, the Company shifted its strategic focus to become a leading multiline reinsurer. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA), a well-established global professional reinsurer based in Paris. In December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy. In December 2009, the Company completed the acquisition of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based holding company and its operating subsidiaries. This acquisition provided the Company with enhanced strategic and financial flexibility in a less predictable and more limited growth environment.

Effective December, 31 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. The acquisition of Presidio is consistent with the Company’s diversified strategy and provides an additional specialty risk class not previously written by the Company. Given the effective date, the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2012 do not include Presidio’s results.

Business Strategy

The Company is in the business of assessing and assuming risk for an appropriate return. The Company creates value through its ability to understand, evaluate, diversify and distribute risk. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for confidence of claims payment with its shareholders’ need for an appropriate return on their capital. Compound annual growth rate in diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is the prime metric used by Management to measure the Company’s performance. Other important measures include operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE). See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the key measures, used by the Company to evaluate its financial performance, including definitions and basis of calculation.

The Company has adopted the following five-point strategy:

We are diversified across products and insurance markets: PartnerRe writes most lines of reinsurance and writes selected specialty insurance lines of business to further diversify its earnings stream and to provide access to risks that position the Company for future growth. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to risk worldwide and reduces the overall volatility of results. Diversification is also the cornerstone of the Company’s risk management approach. The re/insurance business is cyclical, but cycles by line of business and by geography are rarely synchronized.

We have an appetite for risk provided it helps us deliver superior risk-adjusted returns: PartnerRe’s products address accumulation risks, complex coverage issues and large exposures faced by clients. The Company’s book of business is focused on severity lines of business such as casualty, catastrophe, specialized property and aviation. The Company is willing to assume such above average risk, but only if the pricing implies significantly above average risk-adjusted returns. The Company’s diversification enables it to assume risks that are individually large for our clients, but are more easily diversified within PartnerRe’s portfolio. The Company also writes frequency lines of business such as standard property, motor and life, which have historically provided modestly lower levels of returns with less volatility.

We manage our capital to optimize long-term returns while maintaining an appropriate risk profile: PartnerRe’s business is cyclical and the Company responds to that reality. The Company seeks to manage its capital to optimize shareholder returns over the reinsurance cycle, but it will not unbalance the portfolio by writing only the business that offers the highest return at any point in time. In order to manage capital appropriately across a portfolio and over a reinsurance cycle, the Company believes two things are critical: an appropriate and common measure of risk-adjusted performance and the ability and willingness to redeploy capital for its most efficient and effective use, either within the business or by returning capital to shareholders. To achieve effective and efficient capital allocation, the Company uses Operating ROE as a portfolio management tool, supported by strong actuarial and financial analysis.

We create value through superior risk evaluation and intelligent portfolio and relationship management: The Company’s technical underwriting, actuarial and portfolio management skills enable the Company to create value by understanding, valuing, diversifying, and distributing risk. The Company’s objective is overall portfolio profitability. The aim is not to select a few highly profitable transactions in any year, but to build sustainable portfolios that can deliver superior returns over several years. While our primary focus is assuming risk for our own account, we are open to intermediating risk in order to optimize our retained portfolio and enhance overall returns.

We enhance overall returns through prudent financial and investment management and an efficient support framework: Strong underwriting must be complemented with prudent financial management, careful reserving, superior asset management and efficient support in order to achieve the Company’s targeted returns. The Company’s principal business is the assumption of reinsurance and insurance risk and when selecting asset strategies and support services, the Company’s priority is to support the reinsurance operations. The Company is willing to take some additional risk on its assets if it helps us generate extra return, but this risk-taking is managed so that it will not put at risk its reinsurance operation. We will not use insurance or reinsurance as a means of raising funds to pursue other goals.

Reinsurance Operations

General

The Company provides reinsurance for its clients in approximately 150 countries around the world. Through its branches and subsidiaries, the Company provides reinsurance and insurance of non-life and life risks to ceding companies (primary insurers, cedants or reinsureds) on either a proportional or non-proportional basis through treaties or facultative reinsurance. The Company’s principal offices are located in Hamilton (Bermuda), Dublin, Greenwich (Connecticut), Paris and Zurich.

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

The following table summarizes the Company’s gross premiums written by segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Non-life segment	$3,910	$3,831	$4,132
Life segment	802	790	749
Corporate and Other segment	6	12	4

Total	$4,718	$4,633	$4,885

The Company’s Non-life and Life business is geographically diversified with premiums being written on a worldwide basis. See Note 20 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

Non-life Segment

The Non-life segment is divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. The North America sub-segment includes agriculture, casualty, motor, multiline, property, surety and other risks generally originating in the U.S. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the U.S. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business.

The following table summarizes the gross premiums written in each of the Company’s Non-life sub-segments for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars and as a percentage of the total gross premiums written in the Company’s Non-life segment):

Non-life sub-segment	2012		2011		2010
North America	$1,221	31%	$1,104	29%	$1,028	25%
Global (Non-U.S.) P&C	684	18	682	18	909	22
Global (Non-U.S.) Specialty	1,505	38	1,446	38	1,479	36
Catastrophe	500	13	599	15	716	17

Total	$3,910	100%	$3,831	100%	$4,132	100%

The gross premiums written in each Non-life sub-segment for the years ended December 31, 2012, 2011 and 2010, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

Lines of Business

The following table summarizes the gross premiums written by line of business in the Company’s Non-life segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars and as a percentage of the total gross premiums written in the Company’s Non-life segment):

Line of business	2012		2011		2010
Property and casualty
Casualty	$594	15%	$510	13%	$519	13%
Motor	240	6	229	6	311	7
Multiline and other	117	3	71	2	73	2
Property	655	17	676	18	862	21
Specialty
Agriculture	311	8	292	8	180	4
Aviation / Space	244	6	235	6	241	6
Catastrophe	500	13	599	15	716	17
Credit / Surety	327	8	326	8	292	7
Energy	101	3	115	3	113	3
Engineering	179	5	189	5	192	5
Marine	363	9	334	9	330	8
Specialty casualty	102	3	108	3	172	4
Specialty property	177	4	147	4	131	3

Total Non-life segment	$3,910	100%	$3,831	100%	$4,132	100%

Gross premiums written and the distribution of gross premiums written by line of business written in the Non-life segment vary between periods as a result of changes in the allocation of capital among lines of business driven by the Company’s response to market conditions and risk assessment, the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants, foreign exchange fluctuations and other factors.

The following discussion summarizes the business written in each line of business in the Company’s Non-life segment.

Agriculture—The Company reinsures, primarily on a proportional basis, agricultural yield and price/revenue risks related to flood, drought, hail and disease related to crops, livestock and aquaculture.

Aviation/Space—The Company provides specialized reinsurance protection for airline, general aviation and space insurance business primarily on a proportional basis and through facultative arrangements. The space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

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

Credit/Surety—The Company provides credit reinsurance, written primarily on a proportional basis, to commercial credit insurers. The Company’s surety line relates primarily to bonds and other forms of security written by specialized surety insurers, and is written primarily on a proportional basis.

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

For the year ended December 31, 2012, the Company had two brokers that individually accounted for 10% or more of its total Non-life gross premiums written: Marsh (including Guy Carpenter) accounted for approximately 27% of total Non-life gross premiums written; and the Aon Group (including the Benfield Group)

accounted for approximately 26% of total Non-life gross premiums written. The following table summarizes the combined percentage of gross premiums written through these two brokers by Non-life sub-segment for the year ended December 31, 2012:

Non-life sub-segment	2012
North America	70%
Global (Non-U.S.) P&C	28
Global (Non-U.S.) Specialty	42
Catastrophe	74

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

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, and reinsurance departments of certain primary insurance companies. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets. These competitors include, but are not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and reinsurance operations of certain primary insurance companies, such as ACE, Arch Capital, Axis Capital, XL Group and Zurich Insurance Group.

Management believes the Company ranks among the world’s largest professional reinsurers and is well positioned in terms of client services and underwriting expertise. Management also believes that the Company’s diversified platform, which allows the Company to provide broad risk solution across many lines of business, is increasingly attractive to cedants who are choosing to utilize fewer reinsurers and focus on those reinsurers who can cover more than one line of business. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Life Segment

Lines of Business

The Company’s Life segment includes the mortality, longevity and health lines of business written primarily in the United Kingdom (U.K.), Ireland and France. For the years ended December 31, 2012, 2011 and 2010, the Company did not write any new life business in the U.S., however, following the acquisition of Presidio on December 31, 2012, the Company expects to write accident and health business in the U.S. in future periods. Accordingly, gross premiums written for the Life segment presented below do not include any premiums written by Presidio.

The following table summarizes the gross premiums written by line of business in the Company’s Life segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars and as a percentage of the total gross premiums written in the Company’s Life segment):

Line of business	2012		2011		2010
Mortality	$534	67%	$566	72%	$524	70%
Longevity	247	31	203	25	205	27
Health	21	2	21	3	20	3

Total Life segment	$802	100%	$790	100%	$749	100%

The gross premiums written in the Life segment for the years ended December 31, 2012, 2011 and 2010, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

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

Longevity—The Company provides reinsurance coverage to employer sponsored pension schemes and primary life insurers who issue annuity contracts offering long-term retirement benefits to consumers, who seek protection against outliving their financial resources. Longevity business is written on a long-term, proportional basis primarily in the U.K. The Company’s longevity portfolio is subdivided into standard and non-standard annuities. The non-standard annuities are annuities sold to consumers with aggravated health conditions and are usually medically underwritten on an individual basis. The main risk the Company is exposed to by writing longevity business is an increase in the future life span of the insured compared to the expected life span.

Accident and Health—The Company provides reinsurance coverage to primary life insurers with respect to individual and group health risks. Following the acquisition of Presidio, the Company writes specialty accident and health business, predominantly in the U.S. Presidio’s primary lines of business include Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs. The acquisition was effective December 31, 2012 and, accordingly, the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2012 do not include Presidio’s results.

Other than gross premiums written, Management uses reinsurance business in force to measure the growth of the Company’s mortality business. Reinsurance business in force reflects the addition or acquisition of new mortality business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercises of recapture option by cedants), changes in foreign exchange, and any other changes in the amount of insurance in force. The term “in force” refers to the aggregate insurance policy face amounts, or net amounts at risk. The net assumed business in force for the mortality line of business, including health, was $212 billion, $198 billion and $191 billion at December 31, 2012, 2011 and 2010, respectively. The increase in business in force to $212 billion at December 31, 2012 from $198 billion at December 31, 2011 was primarily driven by TCI business written in the U.K. and growth in exposure on certain small to medium sized mortality treaties. The increase in business in force to $198 billion at December 31, 2011 from $191 billion at December 31, 2010 was primarily driven by TCI business written in the U.K.

Distribution

The Company’s Life business is produced both through brokers and through direct relationships with insurance companies. For the year ended December 31, 2012, two cedants accounted for 12% and 11% of the Life segment’s total gross premiums written, respectively, and one broker, the Aon Group (including the Benfield Group), accounted for 13% of the Life segment’s total gross premiums written. No other cedant or broker contributed more than 10% of the Life segment’s total gross premiums written.

Competition

The Company’s competition differs by location but generally includes multi-national reinsurers and local reinsurers or state-owned insurers in the U.K., Ireland and Continental Europe. Following the Company’s acquisition of Presidio, the competition specifically related to this business generally includes accident and health insurance and reinsurance providers in the U.S.

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

Non-life Reserves

At December 31, 2012 and 2011, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,709 million and $11,273 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,418 million and $10,920 million, respectively.

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Net liability at beginning of year	$10,920	$10,318	$10,475
Net incurred losses related to:
Current year	2,786	4,252	3,138
Prior years	(628)	(530)	(478)

	2,158	3,722	2,660
Change in Paris Re Reserve Agreement	(86)	(61)	(67)
Net paid losses	(2,705)	(2,991)	(2,579)
Effects of foreign exchange rate changes	131	(68)	(171)

Net liability at end of year	$10,418	$10,920	$10,318

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,920 million at December 31, 2011 to $10,418 million at December 31, 2012 primarily reflects the payment of losses in 2012, which was partially offset by net losses incurred and the impact of foreign exchange. The loss payments include a significant level of payments related to the catastrophic events that occurred in 2011 and included the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquakes that occurred in February and June 2011 (the February and June 2011 New Zealand Earthquakes), the floods that impacted Thailand following unusually heavy monsoon rains in October 2011 (Thailand Floods), tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes) and the floods in Queensland, Australia (Australian Floods) (collectively, 2011 catastrophic events).

The following table summarizes the net incurred losses for the year ended December 31, 2012 relating to the current and prior accident years by Non-life sub-segment (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment (1)
Net incurred losses related to:
Current year	$1,034	$529	$1,072	$148	$2,783
Net prior year favorable loss development	(218)	(114)	(251)	(45)	(628)

Total net incurred losses	$816	$415	$821	$103	$2,155

(1)	In addition to the current year net incurred losses in the Non-life segment of $2,783 million were current year net incurred losses of $3 million related to the Corporate and Other segment, resulting in total net incurred losses of $2,158 million.

The net favorable loss development on prior accident years of $628 million for the year ended December 31, 2012 primarily resulted from favorable loss emergence, as losses reported by cedants were lower than expected. The most significant drivers of the Non-life net prior year favorable loss development during the year ended December 31, 2012 were the casualty line of business in the North America sub-segment, the property line of business in the Global (Non-U.S.) P&C sub-segment, the specialty property, aviation and marine lines of business in the Global (Non-U.S.) Specialty sub-segment and the Catastrophe sub-segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of net prior year favorable loss development by Non-life sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year favorable loss development by reserving lines for the Company’s Non-life operations.

Reserve Agreement

On December 21, 2006, Colisée Re (formerly known as AXA RE), a subsidiary of AXA SA (AXA) transferred substantially all of its assets and liabilities, other than specified reinsurance and retrocession agreements and certain other excluded assets and liabilities, to PARIS RE Holdings SA’s French operating subsidiary Paris Re France (AXA Transfer) (Paris Re France). The AXA Transfer was immediately followed by the acquisition by Paris Re of all the outstanding capital stock of Paris Re France (AXA Acquisition). In connection with the AXA Acquisition, AXA, Colisée Re and Paris Re entered into various agreements (2006 Acquisition Agreements).

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

Pursuant to the Reserve Agreement, AXA has agreed to cause AXA Liabilities Managers, an affiliate of Colisée Re (AXA LM), to provide Paris Re France with periodic reports setting forth the amount of losses incurred in respect of the business guaranteed by AXA. The reserve guarantee provided by AXA and Colisée Re is conditioned upon, among other things, the guaranteed business, including all related ceded reinsurance, being managed by AXA LM. The Reserve Agreement further contemplates that Colisée Re or Paris Re France, as the case may be, shall pay to the other party amounts equal to any deficiency or surplus in the transferred reserves with respect to losses incurred, such losses being net of any recovery by Colisée Re including through retrocessional protection, salvage or subrogation. During the year ended December 31, 2012, pursuant to the terms of the Reserve Agreement with Colisée Re, the Company settled the payable to Colisée Re of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves. The settlement was funded by the sale of assets underlying the funds held – directly managed account.

See Financial Condition, Liquidity and Capital Resources—Funds Held – Directly Managed in Item 7 of Part II and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report for more detail.

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

Changes in Non-life Reserves

The below table shows the gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), as of December 31, 2012 and 2011 (in thousands of U.S. dollars):

	2012	2011
Gross reserves	$10,709,371	$11,273,091
Less: Guaranteed Reserves	864,116	1,038,800

Gross reserves, excluding Guaranteed Reserves	9,845,255	10,234,291
Retroceded reserves	291,330	353,105
Less: Guaranteed Reserves	7,375	27,264

Retroceded reserves, excluding Guaranteed Reserves	283,955	325,841
Net reserves	$10,418,041	$10,919,986
Net reserves, excluding Guaranteed Reserves	$9,561,300	$9,908,450

The below table is a reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the paid losses for the Guaranteed Reserves, for the years ended December 31, 2012, 2011 and 2010 (in thousands of U.S. dollars):

	2012	2011	2010
Net paid losses related to prior years	$2,467,279	$2,060,152	$2,267,765
Less: net paid losses on Guaranteed Reserves	90,407	136,885	173,386

Net paid losses related to prior years, excluding Guaranteed Reserves	$2,376,872	$1,923,267	$2,094,379

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

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)

(in thousands of U.S. dollars)

	2002	2003	2004	2005	2006	2007	2008	2009 (1)	2010	2011	2012
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$3,658,416	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291	$9,845,255
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	217,777	175,685	153,018	185,280	138,585	132,479	125,215	270,938	300,648	325,841	283,955

Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	3,806,231	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,505,130	9,409,795
Two years later	3,975,926	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926	7,877,438	8,076,932
Three years later	3,781,574	4,373,992	5,092,289	6,168,445	5,897,044	5,674,509	6,351,663	7,595,556
Four years later	3,894,500	4,494,182	4,845,644	6,002,031	5,645,132	5,409,460	6,195,352
Five years later	4,019,813	4,315,702	4,731,856	5,802,799	5,436,353	5,282,511
Six years later	3,918,380	4,264,865	4,595,232	5,627,952	5,323,062
Seven years later	3,894,155	4,171,108	4,467,678	5,551,669
Eight years later	3,822,959	4,091,315	4,426,580
Nine years later	3,762,561	4,069,743
Ten years later	3,750,705
Cumulative net (deficiency) redundancy	$(310,066)	$509,631	$1,187,031	$1,000,712	$1,409,138	$1,816,446	$1,190,099	$1,382,035	$1,001,448	$498,655
Cumulative amount of net liability paid through:
One year later	$1,126,882	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,094,379	$1,923,267	$2,376,872
Two years later	1,713,953	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950	2,983,833	2,872,951
Three years later	1,993,947	1,948,203	2,207,692	2,948,837	2,581,022	2,470,068	2,991,497	3,599,683
Four years later	2,248,980	2,219,506	2,511,446	3,273,808	2,932,356	2,818,018	3,359,297
Five years later	2,433,223	2,439,361	2,721,266	3,534,003	3,183,573	3,070,717
Six years later	2,580,225	2,589,798	2,898,779	3,713,402	3,349,279
Seven years later	2,694,079	2,717,665	3,043,151	3,834,448
Eight years later	2,779,632	2,820,421	3,128,606
Nine years later	2,860,940	2,883,674
Ten years later	2,909,808

(1)	Paris Re’s liability for unpaid losses and loss expenses is included as of December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The following table provides a reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves as of December 31, 2012 provided above (in thousands of U.S. dollars):

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$3,960,864	$4,210,135	$4,532,057	$5,723,364	$5,426,817	$5,370,480	$6,305,605	$7,816,154	$8,334,623	$9,717,138
Re-estimated retroceded liability, excluding Guaranteed Reserves	210,159	140,392	105,477	171,695	103,755	87,969	110,253	220,598	257,691	307,343

Net liability re-estimated, excluding Guaranteed Reserves	$3,750,705	$4,069,743	$4,426,580	$5,551,669	$5,323,062	$5,282,511	$6,195,352	$7,595,556	$8,076,932	$9,409,795

Cumulative gross (deficiency) redundancy	$(302,448)	$544,924	$1,234,572	$1,014,297	$1,443,968	$1,860,956	$1,205,061	$1,432,375	$1,044,405	$517,153

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

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Cumulative net (deficiency) redundancy	$(310,066)	$509,631	$1,187,031	$1,000,712	$1,409,138	$1,816,446	$1,190,099	$1,382,035	$1,001,448	$498,655
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(438,622)	(209,225)	115,004	(424,891)	(190,762)	292,781	(96,466)	110,163	(41,310)	(129,410)

Cumulative net redundancy excluding the impact of foreign exchange	$128,556	$718,856	$1,072,027	$1,425,603	$1,599,900	$1,523,665	$1,286,565	$1,271,872	$1,042,758	$628,065

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

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$3,440,639	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	3,496,102	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923	9,280,385
Two years later	3,513,647	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688	8,052,350	8,035,622
Three years later	3,483,720	4,223,937	5,076,765	5,774,643	5,640,480	5,961,748	6,300,375	7,705,719
Four years later	3,491,033	4,178,131	4,972,632	5,521,034	5,451,479	5,738,024	6,098,886
Five years later	3,498,703	4,118,436	4,794,445	5,376,045	5,278,886	5,575,292
Six years later	3,480,094	4,012,792	4,704,184	5,232,117	5,132,300
Seven years later	3,418,353	3,958,493	4,604,022	5,126,778
Eight years later	3,379,382	3,901,891	4,541,584
Nine years later	3,337,286	3,860,518
Ten years later	3,312,083
Cumulative net redundancy	$128,556	$718,856	$1,072,027	$1,425,603	$1,599,900	$1,523,665	$1,286,565	$1,271,872	$1,042,758	$628,065

Other P&C Exposures

The Company’s reserve for unpaid losses and loss expenses as of December 31, 2012 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information and discussion of the uncertainties and complexities related to the Japan Earthquake and the New Zealand earthquakes that occurred in 2010 and in February and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Company’s exposure to claims arising from asbestos and environmental exposures.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

Life Reserves

At December 31, 2012 and 2011, the Company recorded gross policy benefits for life and annuity contracts of $1,813 million and $1,646 million, respectively, and net policy benefits for life and annuity contracts of $1,793 million and $1,636 million, respectively.

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Net liability at beginning of year	$1,636	$1,736	$1,595
Net liability acquired related to Presidio	54	—	—
Net incurred losses related to:
Current year	661	651	612
Prior years	(14)	(1)	12

	647	650	624
Net policy benefits restructured by a cedant	—	(131)	—
Net paid losses	(594)	(588)	(420)
Effects of foreign exchange rate changes	50	(31)	(63)

Net liability at end of year	$1,793	$1,636	$1,736

The increase in net policy benefits for life and annuity contracts from $1,636 million at December 31, 2011 to $1,793 million at December 31, 2012 is primarily due to incurred losses and the acquisition of Presidio’s reserves and the impact of foreign exchange, which were partially offset by paid losses.

For the year ended December 31, 2012, the Company experienced net prior year favorable loss development related to its mortality line of business of $14 million, which was primarily due to the GMDB business, mainly driven by improvements in the capital markets, and certain short-term treaties. There was no prior year loss development in 2012 related to the Company’s longevity line of business.

The following table shows the Company’s gross policy benefits for life and annuity contracts by line of business and ceded and net policy benefits for life and annuity contracts at December 31, 2012 and 2011 (in millions of U.S. dollars):

Reserving lines	2012	2011
Mortality	$1,214	$1,104
Longevity	525	523
Accident and health	74	19

Gross policy benefits for life and annuity contracts	1,813	1,646
Ceded policy benefits for life and annuity contracts	(20)	(10)

Net policy benefits for life and annuity contracts	$1,793	$1,636

The increase in accident and health reserves at December 31, 2012 compared to December 31, 2011 relates to the acquisition of Presidio.

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

Investments

The Company’s investment portfolio, excluding the funds held – directly managed account which is discussed below, includes fixed maturities, short-term investments and equities that are classified as trading securities and recorded at fair value, and other invested assets. The below table summarizes the carrying values of the Company’s investments at December 31, 2012 and 2011 (in millions of U.S. dollars and each category as a percentage of the total investments):

	2012		2011
Fixed maturities
U.S. government and government sponsored enterprises	$1,131	7%	$1,116	7%
U.S. states, territories and municipalities	243	1	124	1
Non-U.S. sovereign government, supranational and government related	2,376	15	2,964	19
Corporate	6,656	42	5,747	38
Asset-backed securities	723	5	634	4
Residential mortgage-backed securities	3,200	20	3,283	22
Other mortgage-backed securities	66	—	74	—

Total fixed maturities	$14,395	90%	$13,942	91%
Short-term investments	151	1	42	—
Equities	1,094	7	945	6
Other invested assets	333	2	358	3

Total investments	$15,973	100%	$15,287	100%

(1)	In addition to the total investments shown in the above table of $16.0 billion and $15.3 billion at December 31, 2012 and 2011, respectively, the Company held cash and cash equivalents of $1.1 billion and $1.3 billion, respectively.

The increase in the fair value of the Company’s fixed maturities at December 31, 2012 compared to December 31, 2011 primarily reflects an increase in the market value of the portfolio mainly due to narrowing credit spreads and modest decreases in U.S. and European risk-free interest rates. At December 31, 2012, the Company’s fixed maturities also reflect a reallocation to corporate securities from the non-U.S. sovereign government, supranational and government related category compared to December 31, 2011, which reflects the Company’s decision to move into higher yielding investments.

The overall average credit rating of the portfolio at December 31, 2012 was A, and 93% of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s. For further discussion of the composition of the investment portfolio, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of this report.

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

In order to manage the risks of the investment portfolio, several controls are in place. First, the overall duration (interest rate risk) of the portfolio is managed relative to the duration of the net reinsurance liabilities, defined as reinsurance liabilities net of all reinsurance assets, so that the economic value of changes in interest rates have offsetting effects on the Company’s assets and liabilities. Second, to ensure diversification and avoid aggregation of risks, limits on assets types, economic sector exposure, industry exposure and individual security exposure are placed on the investment portfolio. These exposures are monitored on an ongoing basis and reported at least quarterly to the Risk and Finance Committee of the Board of Directors (Board). See Risk Management below for a discussion of Market Risk, Interest Rate Risk and Default and Credit Spread Risk. See Quantitative

and Qualitative Disclosures About Market Risk in Item 7A of Part II of this report for a discussion of the Company’s interest rate, equity and foreign currency management strategies.

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

The Company’s investment portfolio underlying the funds held – directly managed account includes fixed maturities that are recorded at fair value, and other invested assets. The table below summarizes the carrying value of the investments underlying the funds held – directly managed account at December 31, 2012 and 2011 (in millions of U.S. dollars and each category as a percentage of the investments underlying the funds held – directly managed account):

	2012		2011
Fixed maturities
U.S. government and government sponsored enterprises	$219	26%	$269	26%
Non-U.S. sovereign government, supranational and government related	234	28	275	26
Corporate	362	44	480	45

Total fixed maturities	$815	98	$1,024	97
Short-term investments	—	—	18	2
Other invested assets	18	2	16	1

Total investments	$833	100%	$1,058	100%

(1)	In addition to the investments underlying the funds held – directly managed account shown in the above table of $833 million and $1,058 million at December 31, 2012 and 2011, respectively, the funds held – directly managed account also included cash and cash equivalents of $54 million and $176 million, respectively, accrued investment income of $10 million and $14 million, respectively, and other assets and liabilities held by Colisée Re related to the underlying business of $34 million and $20 million, respectively.

The decrease in the investment portfolio underlying the funds held – directly managed account from $1,058 million at December 31, 2011 to $833 million was primarily related to the settlement of the payable to Colisée Re, pursuant to the terms of the Reserve Agreement, of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves.

The overall average credit rating of the portfolio at December 31, 2012 was AA, and substantially all of the fixed maturities were rated investment grade (BBB- or higher) by Standard & Poor’s.

For further discussion of the composition of the investment portfolio underlying the funds held – directly managed account, see Financial Condition, Liquidity and Capital Resources—Funds Held – Directly Managed in Item 7 of Part II of this report. The credit risk of Colisée Re in the event of its insolvency or its failure to honor the value of the funds held balances for any other reason is discussed in Quantitative and Qualitative Disclosures About Market Risk—Counterparty Credit Risk in Item 7A of Part II of this report.

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

Assumed Risks

Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate operating losses and economic losses during an annual period. The Company’s risk appetite is expressed as the maximum operating loss and the maximum economic loss that the Board is willing to incur. The Company’s risk appetite is approved by the Board on an annual basis. Definitions for the maximum operating loss, economic loss, maximum economic loss and economic capital are as follows:

The Maximum Operating Loss. The maximum operating loss is a loss expressed as a percentage of common shareholders’ equity with a modeled probability of occurring once every 10 years and once every 100 years.

Economic Loss. The Company defines an economic loss as a decrease in the Company’s economic value, which is defined as common shareholders’ equity plus the “time value of money” discount of the Non-life reserves that is not recognized in the consolidated financial statements in accordance with U.S. GAAP, net of tax, plus the embedded value of the Life portfolio that is not recognized in the consolidated financial statements in accordance with U.S. GAAP, net of tax, less goodwill and intangible assets, net of tax.

The Maximum Economic Loss. The maximum economic loss is a loss expressed as a percentage of economic capital with a modeled probability of occurring once every 10 years and once every 100 years.

Economic Capital. The Company defines economic capital as the economic value plus preferred shareholders’ equity.

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

Management has established key risk limits that are approved by the Risk and Finance Committee for the eight risk sources described below. Following the update to the Risk Management framework during 2012, two of the four risks that were managed under the previous framework have remained unchanged in terms of the methodology used to calculate the approved limit and the actual deployed limit. The unchanged methodology relates to the longevity risk and the equity and equity-like sub-limit risk and as such comparatives at December 31, 2011 have only been provided below for these two risks. For the other two risks (catastrophe risk and casualty reserving risk) that were managed under the previous framework and for which the methodologies used to calculate the approved limit and the actual deployed limit have changed, the previously disclosed metrics at December 31, 2011 have not been provided below given they are not comparable to the new metrics.

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

The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilises probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. At December 31, 2012, the natural catastrophe limit for a peril zone approved by the Risk and Finance Committee, net of retrocession, was $2.3 billion and the actual maximum limit deployed in a single peril zone was $1.6 billion. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at December 31, 2012.

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

The Company manages and mitigates the reserving risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends, and the Company establishes prudent reserving policies for determining recorded reserves. These policies are systematic and Management endeavors to apply them consistently over time. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report.

The Company’s limit for long tail reinsurance risk represents the written premiums for casualty and other long-tail lines for the four most recent calendar quarters. At December 31, 2012, the long tail reinsurance limit approved by the Risk and Finance Committee was $1.2 billion and the actual limit deployed was $0.7 billion.

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

At December 31, 2012, the Risk Assets limit and the equity and equity-like sublimit approved by the Risk and Finance Committee were $3.4 billion and $2.8 billion (at December 31, 2011: $3.3 billion), respectively. At December 31, 2012, the actual Risk Assets limit deployed and the market value of equity and equity-like securities were $2.5 billion and $1.7 billion (at December 31, 2011: $1.4 billion), respectively.

Interest Rate Risk

The Company defines this risk as the risk of a substantial mismatch of asset and liability durations, which may result in economic losses to the Company. Economically, the Company is hedged against changes in asset and liability values resulting from small parallel changes in the risk free yield curve to the degree asset and liability durations are matched. Non-parallel shifts in the yield curve or extremely large changes in yields can introduce interest rate risk and investment losses to the degree asset maturity and coupon payments are not exactly matched to liability payments. Investment losses associated with interest rate risk of a magnitude that have the potential to exceed the Company’s risk appetite are associated with extremely large increases in interest rates over an annual period. As a result, the Company limits the duration of its investment portfolio to minimize the investment losses in the event of an extreme increase in interest rates in an annual period. At December 31, 2012, the duration limit of assets approved by the Risk and Finance Committee was 5.0 years and actual asset duration was 2.7 years. See Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk in Item 7A of Part II of this report.

Default and Credit Spread Risk

The Company defines this risk as the risk of a substantial increase in defaults in the Company’s standard fixed income credit securities (which includes investment grade corporate bonds and asset-backed securities) leading to realized investment losses or a significant widening of credit spreads resulting in realized or unrealized investment losses, either of which may result in economic losses to the Company. Investment losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe economic and financial stress. As a result, the Company limits the market value of the standard fixed income credit securities so that investment losses will be mitigated in an extreme economic or financial crisis. At December 31, 2012, the limit approved by the Risk and Finance Committee and the actual market value of the Company’s standard fixed income credit securities were $9.5 billion and $7.1 billion, respectively. See Quantitative and Qualitative Disclosures About Market Risk—Credit Spread Risk in Item 7A of Part II of this report.

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

At December 31, 2012, the trade credit limit approved by the Risk and Finance Committee was $0.9 billion and the actual limit deployed was $0.6 billion.

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

At December 31, 2012, the longevity limit approved by the Risk and Finance Committee was $2.0 billion (at December 31, 2011: $2.0 billion). To measure utilization of the longevity limit (accumulation of longevity exposure) the Company accumulates the net present value of adverse loss resulting from the application of the selected most extreme scenario, adds an additional margin to every in-force longevity treaty for potential deviation and, where appropriate, includes the notional value of longevity insurance-linked securities. At December 31, 2012, the actual limit deployed was $1.1 billion (at December 31, 2011: $1.2 billion).

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

In order to determine a pandemic limit metric for the purposes of risk accumulation, the Company examined extreme scenarios and measured its exposure to loss under those scenarios. Examples of these scenarios included, but were not limited to, increased mortality associated with past pandemic events (e.g. 1918 Spanish flu) and potential mortality outcomes from transmission scenarios across differing age groups and developed and developing countries. The Company did not rely upon modeled losses to determine the limit metric, but did benchmark the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company selected an extreme mortality scenario applied to developing and developed countries that would have twice the fatality rate of the 1918 Spanish flu with the same transmissibility characteristics. At December 31, 2012, the pandemic limit approved by the Risk and Finance Committee was $1.3 billion and the actual limit deployed was $0.6 billion.

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

In addition to the retrocessional agreements, PartnerRe Europe has a Reserve Agreement in place with Colisée Re (see Business—Reserves—Non-life Reserves—Reserve Agreement in Item 1 of Part I of this report).

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

Natural Catastrophe Probable Maximum Loss (PML)

The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of this report for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.

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

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at October 1, 2012 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,173	—
U.S. Gulf Coast	Hurricane	1,069	—
U.S. Northeast	Hurricane	1,000	—
Caribbean	Hurricane	272	—
Europe	Windstorm	927	—
Japan	Typhoon	164	—
California	Earthquake	734	$923
Japan	Earthquake	502	543
Australia	Earthquake	468	582
British Columbia	Earthquake	350	526
New Zealand	Earthquake	320	339

The Company estimates that the incremental loss at the 1-in-250 year return period from a U.S. hurricane impacting more than one of the three hurricane risk zones in the U.S. would be 20% higher than the PML of the largest zone impacted. In addition, there is the potential for a hurricane to impact the Caribbean peril zone and one or more U.S. hurricane peril zones.

Non-life Underwriting Risk Capital

The table below shows the distribution of the gross Non-life underwriting risk capital deployed for the Company’s in-force portfolio at January 1, 2013 and 2012, including the January 1, 2013 and 2012 Non-life treaty renewals, respectively. Risk capital deployed is the Company’s measure to determine the amount of capital required to support its underwriting risks and does not include capital to support other risks, such as reserving risk from prior underwriting activity and asset risk. The distribution of the gross Non-life underwriting risk capital deployed reflects the in-force portfolio at January 1, 2013 and 2012 only, and is not necessarily indicative of trends in the portfolio for the remainder of each year.

Non-life sub-segment	January 1, 2013	January 1, 2012
North America	21%	19%
Global (Non-U.S.) P&C	10	10
Global (Non-U.S.) Specialty	28	28
Catastrophe	41	43

Total	100%	100%

The amount of risk capital allocated to each of the Company’s different lines of business and Non-life sub-segments varies due to many different factors. These factors include the magnitude of gross premiums written, the frequency and magnitude of potential losses, including the impact of potential exposures on the solvency of the Company, the availability of historical data in the calculation of exposures, as well as current loss trends and experience. Capital intensive lines, such as catastrophe exposed lines of business, generally require more allocated capital due to factors such as greater volatility, the potentially significant magnitude of losses, the relative scarcity of data related to catastrophes, their cyclicality and their potential impact on the Company’s solvency and liquidity.

The increase in the allocation of capital to the North America sub-segment at January 1, 2013 compared to January 1, 2012 is driven by a change in the timing of certain treaty renewals and an increase in the business in-force in the agriculture line of business. The decrease in the allocation of capital to the Catastrophe sub-segment at January 1, 2013 compared to January 1, 2012 reflects a slight decrease in the business renewed at January 1, 2013 and increases in other sub-segments.

Other Key Issues of Management

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the reinsurance cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve an appropriate balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to its common shareholders by way of share repurchases and dividends. During 2012, the Company repurchased approximately 7.1 million of its common shares for a total cost of $533 million. In addition, the Company increased the quarterly dividends on its common shares by 3% during 2012, from $0.60 per share to $0.62 per share, and a further 3% increase for 2013 from $0.62 per share to $0.64 per share.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration and currency of its investments and investments underlying the funds held – directly managed account with that of its net reinsurance liabilities. In 2013, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. The Company also maintains credit facilities with banks that can provide efficient access to cash in the event of an unforeseen cash requirement.

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

Employees

The Company had 1,217 employees at December 31, 2012. The Company believes that its relations with its employees are good.

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

As a holding company, PartnerRe Ltd. is not directly subject to (re)insurance regulations, but its various material operating subsidiaries are subject to regulation as follows:

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

PartnerRe Bermuda is licensed as a Class 4 and Class E insurer in Bermuda and is therefore authorized to carry on general and long-term insurance business, respectively. Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on Class 4 and Class E insurers such as PartnerRe Bermuda include the following:

Minimum Capital Requirements. The BMA imposes certain minimum capital regulatory requirements on PartnerRe Bermuda, which are to hold statutory capital and surplus equal to or exceeding the Target Capital Level, which is equivalent to 120% of the Enhanced Capital Requirement (ECR). PartnerRe Bermuda’s Enhanced Capital Requirement (ECR) should be calculated by either (a) the model developed by the BMA, or (b) an internal capital model which the BMA has approved for use for this purpose. PartnerRe Bermuda currently uses the BMA model in calculating its solvency requirements. The Bermuda risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business;

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

Reporting Requirements. PartnerRe Bermuda must prepare audited annual statutory financial statements and file them with the BMA, together with audited annual financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP); and

Dividends and Distributions. PartnerRe Bermuda is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, PartnerRe Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.

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

Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on Insurance Groups include the solvency assessment. The PartnerRe group must annually perform an assessment of its own risk and solvency requirements, referred to as a Group’s Solvency Self Assessment (GSSA). The GSSA allows the BMA to obtain an insurance group’s view of the capital resources required to achieve its business objectives and to assess a group’s governance, risk management and controls surrounding this process. In addition, the PartnerRe group must file with the BMA a Catastrophe Risk Return which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

Effective January 1, 2014, the BMA will impose the ECR on the PartnerRe group. The PartnerRe group’s ECR should be calculated by either (a) the model developed by the BMA, or (b) an internal capital model which the BMA has approved for use for this purpose. In addition, the PartnerRe group will be required to prepare and submit annual audited group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial return, annual group capital and solvency return and quarterly group unaudited financial returns.

Ireland

The Central Bank of Ireland (the Central Bank) regulates insurance and reinsurance companies authorized in Ireland, including PartnerRe Europe and PartnerRe Ireland Insurance Limited (PartnerRe Ireland). PartnerRe Holdings Europe Limited, a holding company for PartnerRe Europe and PartnerRe Ireland, is not subject to regulation by the Central Bank.

PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland and is duly authorized as a reinsurance undertaking to carry on non-life and life reinsurance business in accordance with the European Communities (Reinsurance) Regulations 2006. PartnerRe Ireland is an insurance company incorporated under the laws of Ireland and is duly authorized as an insurance undertaking to carry on non-life insurance business in accordance with the European Communities (Non-Life Insurance) Framework Regulations 1994.

Significant aspects of the Irish re/insurance regulatory framework and requirements imposed on PartnerRe Europe and PartnerRe Ireland include the following:

Solvency Requirements. As a composite reinsurer, PartnerRe Europe is required to maintain a minimum capital (Solvency I) requirement throughout the year. This solvency margin is determined on a premium or claims basis that covers the total sum of required solvency margins in respect of both non-life and life business activities. In addition, the Central Bank requires PartnerRe Europe to specify their Strategic Solvency Target, in excess of the minimum capital requirement. As a non-life insurer PartnerRe Ireland is required to maintain assets free of liabilities to cover the higher of 200% of the EU Solvency margin or 100% of the minimum guaranteed funds (€3.7 million).The EU Solvency margin is determined on a premium or claims basis that covers the total sum of required solvency margins in respect of non-life business activities;

Reporting Requirements. PartnerRe Europe and PartnerRe Ireland must file and submit annual audited financial statements in accordance with International Financial Reporting Standards (IFRS) and related reports to the Irish Companies Registration Office (CRO) together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to the CRO. These requirements are in addition to the regulatory returns required to be filed annually with the Central Bank and additionally, in the case of PartnerRe Ireland, with the National Association of Insurance Commissioners (NAIC) in the U.S.; and

Dividends and Distributions. Pursuant to Irish company law, PartnerRe Europe and PartnerRe Ireland are restricted to declaring dividends only out of “profits available for distribution”. Profits available for distribution are, broadly, a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized.

In addition to the above, PartnerRe Europe has also established operating branches in France, Switzerland, Canada, Singapore, Labuan and Hong Kong and a representative office in Brazil, which are subject to Irish reinsurance supervision regulations. In addition, the Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Labuan branch is subject to regulation by the Labuan Financial Services Authority and the Hong Kong branch to regulation by the Office of the Commissioner of Insurance of Hong Kong. For a further discussion of the regulations pertaining to the Canadian branch see below. PartnerRe Ireland, pursuant to the Nonadmitted and Reinsurance Reform Act 2010, is a nonadmitted alien insurer in the U.S. and is eligible to write business as an excess and surplus lines insurer in all U.S. states.

United States

PartnerRe U.S. Corporation is a Delaware domiciled holding company for its wholly owned (re)insurance subsidiaries, PartnerRe U.S., PartnerRe Insurance Company of New York (PRNY) and PartnerRe America

Insurance Company (PRAIC) (PartnerRe U.S., PRNY and PRAIC together being the PartnerRe U.S. Insurance Companies). The PartnerRe U.S. Insurance Companies are subject to regulation under the insurance statutes and regulations of their domiciliary states, New York in the case of PartnerRe U.S. and PRNY, and Delaware in the case of PRAIC, and all states where they are licensed, accredited or approved to underwrite insurance and reinsurance.

PartnerRe U.S. Corporation is also the owner of the Presidio Reinsurance Group, Inc. and its 100% owned subsidiaries Presidio Excess Insurance Services, Inc. (PXS), Presidio Reinsurance Management Ltd. (PRM) and Presidio Reinsurance Corporation Inc. (PRC). PXS is a managing general underwriter licensed in a number of states. PRM is an approved coverholder in the Lloyd’s market domiciled in the U.K. and regulated by the Financial Services Authority. PRC is a Montana domiciled captive reinsurer.

Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers and/or insurers in fifty states and the District of Columbia, and are subject to the requirements described below:

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

Insurance Regulatory Information System (IRIS) Ratios. A committee of state insurance regulators developed the NAIC’s IRIS primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance or reinsurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies usual values for each ratio. Generally, a company will become subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company’s underwriting capacity. No such action has been taken with respect to the PartnerRe U.S. Companies;

Reporting Requirements. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, and restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders. In the U.S., PartnerRe U.S. Insurance Companies’ current domiciliary regulator is the New York State Department of Financial Services or the Delaware Department of Insurance; and

Dividends and Distributions. Under New York law, the New York State Department of Financial Services must approve any dividend declared or paid by the PartnerRe U.S. or PRNY that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the New York Department of Financial Services, or 100% of their respective adjusted net investment income during that period.

Under Delaware law the Delaware Commissioner of Insurance must approve any dividend declared or paid by PRAIC that, together with all dividends or distributions made within the preceding 12 months exceeds ten percent of PRAIC’s surplus as regards policyholders as of the preceding December 31 or the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. Both Delaware and New York do not permit a dividend to be declared or distributed, except out of earned surplus.

In addition to the above, the following laws and initiatives currently impact or may impact the PartnerRe U.S. Insurance Companies in the future:

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry. The Dodd-Frank Act made small changes to the regulation of credit for reinsurance and surplus lines insurance in the U.S. Among other responsibilities the Federal Insurance Office will issue reports on how to modernize or improve insurance regulation and on the role of the global reinsurance market in supporting insurance in the U.S. See Risk Factors in Item 1A of Part I of this report.

NAIC Solvency Modernization Initiative. In 2008, the NAIC began its Solvency Modernization Initiative to examine the U.S. insurance solvency regulation framework with a focus on capital requirements, international accounting, insurance valuation, reinsurance and group regulatory issues. While some activities arising from the Solvency Modernization Initiative, such as such as adoption of changes to the Insurance Holding Company System Regulatory Act and Insurance Holding Company System Model Regulation and adoption of the Risk Management and Own Risk and Solvency Assessment Model Act, are complete, other activities are ongoing.

Canada

Canadian branches of PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. hold licenses to write reinsurance business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. The Canadian branch of PartnerRe Bermuda is licensed to write life business in Ontario. The Canadian branch of PartnerRe Europe is licensed to write life business in Ontario and is currently applying for a license to write life business in Quebec. The Canadian branch of PartnerRe U.S. is licensed to write property and casualty business in Ontario and Quebec. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Canadian Insurance Act) applicable to foreign property and casualty companies and to foreign life companies as well as relevant provincial insurance acts. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Canadian Insurance Act.

PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow their branches to meet minimum statutory solvency requirements as required by the Act and the regulations made under it. Certain statutory information is filed with federal and provincial insurance regulators in respect of both property and casualty and life business written by branches. This information includes, among other things, a yearly business plan and an annual Dynamic Capital Adequacy Test (DCAT) report from the Appointed Actuary of the branch that tests the adequacy of the assets that are vested under various adverse scenarios.

Other Regulatory Considerations

Moreover, there are various regulatory bodies and initiatives that impact PartnerRe in multiple international jurisdictions and the potential for significant impact on PartnerRe could be heightened as a result of recent industry and economic developments. In particular, Solvency II, adopted in the European Union but yet to be finalized aims to establish a revised set of risk-based capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire European Union relating to capital adequacy and risk management for insurers. See Risk Factors in Item 1A of Part I of this report.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of PartnerRe Ltd., PartnerRe Bermuda, PartnerRe Europe and the PartnerRe U.S. Corporation and its subsidiaries (collectively PartnerRe U.S. Companies) is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Labuan, Singapore, Switzerland and the U.S. The discussion below covers the significant locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

PartnerRe Ltd. and PartnerRe Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to PartnerRe Ltd. or PartnerRe Bermuda or to any of their operations or the shares, debentures or other obligations of PartnerRe Ltd. or PartnerRe Bermuda until March 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (PartnerRe Ltd. and PartnerRe Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to PartnerRe Bermuda.

Canada

The Canadian life branch of PartnerRe Bermuda, the Canadian life branch of PartnerRe Europe and the Canadian non-life branch of PartnerRe U.S. are subject to Canadian taxation on their profits.

The profits of the Canadian life branch of PartnerRe Bermuda are taxed at the federal level as well as the Ontario provincial level at a total rate that was 26.50% in 2012. The profits of the Canadian life branch of PartnerRe Europe are taxed at the federal level as well as the Ontario and Quebec provincial level at a total rate that was 26.50% in 2012. The Canadian non-life branch of PartnerRe U.S. is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 26.58% in 2012. See also the discussion of taxation in the United States and Ireland below.

France

The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The current statutory rate of tax on corporate profits in France is 36.1%. See also the discussion of taxation in Ireland below.

Ireland

The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The Swiss, U.S., French and Canadian branches of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, U.S., France and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, U.S., French and Canadian branches.

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

United States

PartnerRe U.S. Corporation and its subsidiaries (collectively the PartnerRe U.S. Companies) transact business in Canada and in the U.S. and are subject to taxation in the U.S.

In addition, PartnerRe Europe writes certain U.S. Facultative and Latin American business, through its reinsurance intermediaries, PartnerRe Miami Inc. (PartnerRe Miami) in Miami, Florida and PartnerRe Connecticut Inc. (PartnerRe Connecticut) in Greenwich, Connecticut. As a result, PartnerRe Europe is deemed to be engaged in a U.S. trade or business and thus is subject to taxation in the U.S. Finally, PartnerRe Capital Investments Corporation, is also a U.S. corporation subject to taxation in the U.S. The current statutory rate of tax on corporate profits in the U.S. is 35%. See the discussion of U.S. branch taxation below and the discussion of taxation in Ireland above.

On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies and PartnerRe Europe for its U.S. branches (PartnerRe Miami and PartnerRe Connecticut), will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the U.S. The rate of tax applicable to reinsurance premiums paid to PartnerRe Bermuda is 1% of gross premiums.

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

First, in order to achieve an appropriate compound annual growth in diluted book value per share over the reinsurance cycle, we believe we must be able to generate an appropriate operating return on beginning diluted book value per share over the reinsurance cycle. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the level of cost. The level of competition is determined by supply and demand of capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet our targets.

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

Third, we expose ourselves to several very significant risks that are of a size that can impact our financial strength as measured by U.S. GAAP or regulatory capital. We believe that the following can be categorized as very significant risks:

•	Natural catastrophe risk;

•	Long tail reinsurance risk;

•	Market risk;

•	Interest rate risk;

•	Default and credit spread risk;

•	Trade credit underwriting risk;

•	Longevity risk; and

•	Pandemic risk.

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

In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings, as described in Risk Management in Item 1 of Part I of this report. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “the Company”, “ PartnerRe”, “we”, “our” or “us” may, depending upon the context, refer solely to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Risk Factors

Risks Related to Our Company

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprised approximately 10% of our net premiums written for the year ended December 31, 2012 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hail, tornadoes, severe winter weather, fires, explosions and other natural and man-made disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophic losses and large losses, net of any related reinstatement premiums, reinsurance and profit commissions (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses and large losses
2012	$318
2011	1,790
2010	559
2009	—
2008	305

Examples of pre-tax large catastrophic losses and large losses reflected in the illustration above include losses in 2012, 2011, 2010 and 2008 which were incurred, to varying extents, as the result of multiple medium and large catastrophic events. In 2012, these events included Superstorm Sandy and the U.S. drought. In 2011, these events included the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, Thailand Floods, U.S. tornadoes and Australian Floods. In 2010, these events included the earthquake that hit Chile in February 2010 (Chile Earthquake), the New Zealand earthquake that occurred in September 2010 (2010 New Zealand Earthquake) (collectively, 2010 catastrophic events) and large losses related to the explosion and subsequent sinking of the Deepwater Horizon Drilling Platform (Deepwater Horizon).

Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events. The Company’s actual losses from the 2010 and February and June 2011 New Zealand Earthquakes may materially exceed the estimated losses as a result of, among other things, an increase in industry insured loss estimates, the expected lengthy claims development period, in particular for earthquake related losses, and the receipt of additional information from cedants, brokers and loss adjusters. In addition, the Company’s loss estimate related to the Japan Earthquake is inherently more uncertain than those from other catastrophic events given the characteristics of the Company’s reinsurance portfolio in the region. Further, changes in loss assumptions for specific cedants may have a material impact on the Company’s loss estimate related to this event given a significant portion of the losses are concentrated with a few large cedants. The Company believes there remains a high degree of uncertainty regarding its loss estimates related to the 2010 and February and June 2011 New Zealand Earthquakes and the Japan Earthquake and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2012. Any adjustments to the Company’s preliminary estimate of its ultimate losses related to these events will be reflected in the periods in which they are determined, which may affect the Company’s operating results in future periods.

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

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2012, approximately 69% of our gross premiums written were produced through brokers. In 2012, we had two brokers that accounted for 46% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.

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

Our current financial strength ratings are:

Standard & Poor’s	A+
Moody’s	A1
A.M. Best	A+	(negative outlook	)
Fitch	AA-

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

We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2012, we had net investment income of $571 million, which represented approximately 10% of total revenues. In addition, we recorded realized and unrealized gains on investments during 2012, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies of major economies, economic and political conditions and other factors outside our control. Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In a rising interest rate environment, the market value of our fixed income portfolio may decline.

Our fixed maturity portfolio is primarily invested in high quality, investment grade securities. However, we invest a portion of the portfolio in securities that are below investment grade, including high yield fixed maturity investments and convertible fixed maturity investments. We also invest a portion of our portfolio in other investments such as fixed income type mutual funds, notes receivable, loans receivable, private placement bond investments, derivative exposure assumed and other specialty asset classes. These securities generally pay a higher rate of interest and have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions.

We invest a portion of our portfolio in preferred and common stocks or equity-like securities. The value of these assets fluctuates with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income and capital.

We use the term equity-like investments to describe our investments that have market risk characteristics similar to equities and are not investment grade fixed maturity securities. This category includes high yield and convertible fixed maturity investments and private placement equity investments. Fluctuations in the fair value of our equity-like investments may reduce our income in any period or year and cause a reduction in our capital.

Foreign currency fluctuations may reduce our net income and our capital levels.

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Japanese Yen and Australian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates. The sovereign debt crisis in Europe and the related financial restructuring efforts, which may cause the value of the euro to deteriorate, may magnify these risks.

The current state of the global economy and capital markets increases the possibility of adverse effects on our financial position and results of operations. Economic downturns could impair our investment portfolio and affect the primary insurance market, which could, in turn, harm our operating results and reduce our volume of new business.

Global capital markets in the U.S. and Europe continue to experience volatility and certain economies remain in recession. The longer this economic dislocation persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways including, but not limited to, a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

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

The sovereign debt crisis has resulted in European financial restructuring efforts. The impact of these efforts is unclear, however, they may cause a further deterioration in the value of the euro and consequently exacerbating instability in global credit markets, and increased credit concerns resulting in the widening of bond yield spreads. In addition, recent rating agency downgrades on European sovereign debt and a possible concern of the potential default of government issuers or of a possible disorganized break-up of the European Union has contributed to this uncertainty. The impact of these developments, while potentially severe, remains extremely difficult to predict. However, should European governments default on their obligations, there will be a negative impact on government and non-government issued bonds, government guaranteed corporate bonds and bonds and equities issued by financial institutions and other financial instruments held within the country of default which in turn could adversely impact Euro-denominated assets held in our investment portfolio.

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

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and reinsurance operations of certain primary insurance companies, such as ACE, Arch Capital, Axis Capital, XL Group and Zurich Insurance Group. Competition in the types of reinsurance that we underwrite is based on many factors, including the perceived financial strength of the reinsurer, pricing, terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment and experience in the lines of reinsurance to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

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

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities and associations in each of their respective jurisdictions and internationally. As a result of the current financial crisis, some of these authorities regularly consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. For example, the European Union’s Solvency II initiative and the NAIC’s Solvency Modernization Initiative include meaningful changes in consolidated supervision and corporate governance requirements as they apply to insurance and reinsurance corporate groups, which could lead to increases in regulatory capital requirements, reduced operational flexibility and increased compliance costs. We cannot predict what regulations will finally be adopted. In addition, in 2010 the International Association of Insurance Supervisors (IAIS) introduced a concept paper promoting a common framework for the supervision of internationally active insurance groups (IAIGs). Through the common framework, now in its development phase, the IAIS aims to: (i) develop methods of operating group-wide supervision of IAIGs, (ii) establish a comprehensive framework for supervisors to address group-wide activities and risks and also set grounds for better supervisory cooperation, and (iii) foster global convergence of regulatory and supervisory measures and approaches. It is not possible to predict all future impacts of these types of changes but they could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which, in turn, could affect our results of operations, financial condition and liquidity. Our material subsidiaries’ regulatory environments are described in detail under the heading Business—Regulation. Regulations relating to each of our material subsidiaries may in effect restrict each of those subsidiaries’ ability to write new business, to make certain investments and to distribute funds or assets to us.

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

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government, the European Central Bank and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions, the proposals for enhanced regulation and supervision contained in the most recently published Organization for Economic Co-operation and Development paper on the impact of the financial crisis on the Insurance sector and the financial regulatory reform provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring these and similar proposals as they evolve.

The Dodd-Frank Act may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, further regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by the President of the U.S. on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. and establishes a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. Compliance with these new laws and regulations may result in additional costs which may adversely impact our results of operations, financial condition and liquidity. However, at this time, it is not possible to predict with any degree of certainty whether any other proposed legislation, rules or regulatory changes will be adopted or what impact, if any, the Dodd-Frank Act or any other such legislation, rules or changes could have on our business, financial condition or results of operations.

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, was adopted by the European Parliament and the European Council in April of 2009 and may adversely affect our reinsurance businesses. The implementation of Solvency II by the European Commission will replace current solvency requirements and is scheduled to take effect January 1, 2014, although it is widely acknowledged that portions of the requirements will be deferred until 2016. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance , The measures implementing Solvency II have not been finalized and may be subject to change; consequently, our implementation plans, which are based on our current understanding of the Solvency II requirements, may need to change. The current uncertainty as to timing and requirements may add to the cost of compliance. In addition, the European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on the cost of PartnerRe Bermuda’s European business due to the potential of having to post collateral. It would not affect PartnerRe Europe’s ability to operate in Europe. Such a finding could also have adverse indirect commercial impacts on our operations. An interim assessment has determined that the Bermuda regime applicable to Class 3A, 3B and 4 Companies is equivalent with certain caveats, but a final determination is yet to be made. We are monitoring the ongoing legislative and regulatory steps associated with the adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

Legislative and regulatory activity in health care and other employee benefits could increase the costs or administrative burdens of providing benefits to our employees or hinder or prevent us from attracting and retaining employees, or affect our profitability as a provider of accident and health insurance benefit products.

We derive revenues from the provision of accident and health premiums in the U.S., that is, providing insurance to institutions that participate in the U.S. healthcare delivery infrastructure. Changes in U.S. healthcare legislation, specifically the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”), have made significant changes to the regulation of health insurance and may affect negatively affect our healthcare liability business including, but not limited to, the healthcare delivery system and the healthcare cost reimbursement structure in the U.S. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. It is difficult to predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. Any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

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

We are a Bermuda company and some of our directors and officers are residents of various jurisdictions outside the U.S. All, or a substantial portion, of the assets of our officers and directors and of our assets are or may be located in jurisdictions outside the U.S. Although we have appointed an agent and irrevocably agreed that the agent may be served with process in New York with respect to actions against us arising out of violations of the U.S. Federal securities laws in any Federal or state court in the U.S., it could be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S.. It could also be difficult for investors to enforce against us or our directors and officers judgments of a U.S. court predicated upon civil liability provisions of U.S. Federal securities laws.

There is no treaty in force between the U.S. and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. Federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda law and not U.S. law.

In addition to and irrespective of jurisdictional issues, Bermuda courts will not enforce a U.S. Federal securities law that is either penal or contrary to public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity will not be entered by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. Federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim can be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. Federal securities laws because these laws have no extra jurisdictional effect under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Risks Related to Our Common Shares and Preferred Shares

We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our common and preferred shares and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business. As of December 31, 2012, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

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

We believe that we and our non-U.S. subsidiaries (other than business sourced by PartnerRe Europe through PartnerRe Miami and PartnerRe Connecticut) have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the U.S. and, on this basis, we do not expect that either we or our non-U.S. subsidiaries will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S. source passive income). Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., the IRS may contend that either we or our non-U.S. subsidiaries are engaged in a trade or business in the U.S. If either we or our non-U.S. subsidiaries are subject to U.S. income tax, our shareholders’ equity and net income will be reduced by the amount of such taxes, which might be material.

PartnerRe U.S. Corporation and its subsidiaries conduct business in the U.S., and are subject to U.S. corporate income taxes.

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

The Company leases office space in Hamilton (Bermuda) where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, principally in Dublin, Greenwich (Connecticut), Paris and Zurich.

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

At December 31, 2012, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has the following securities (with their related symbols) traded on the New York Stock Exchange (NYSE):

Common shares	PRE
6.75% Series C cumulative preferred shares (1)	PRE-PrC
6.50% Series D cumulative preferred shares	PRE-PrD
7.25% Series E cumulative preferred shares	PRE-PrE
5.875% Series F non-cumulative preferred shares	PRE-PrF

(1)	On February 14, 2013, the Company announced that it expects to redeem the Series C preferred shares for the aggregate redemption value of $290 million plus accrued dividends on March 18, 2013.

The Company’s common shares are also traded on the Bermuda Stock Exchange under the symbol PRE.

As of February 15, 2013, the approximate number of common shareholders was 98,090.

The following table provides information about purchases by the Company during the quarter ended December 31, 2012, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program (1)
10/01/2012-10/31/2012	153,480	$77.71	153,480	5,720,920
11/01/2012-11/30/2012	689,015	79.91	689,015	5,031,905
12/01/2012-12/31/2012	1,870,625	80.90	1,870,625	3,161,280

Total	2,713,120	$80.47	2,713,120

(1)	In September 2012, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 7 million common shares approved in November 2011. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2012, approximately 26.6 million common shares were held in treasury and available for reissuance.

The following table sets forth the high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape and dividends declared by the Company:

	2012			2011
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$68.41	$63.02	$0.62	$83.18	$72.78	$0.55

Three months ended June 30	75.67	65.87	0.62	82.52	67.28	0.60

Three months ended September 30	76.55	72.44	0.62	69.50	51.98	0.60

Three months ended December 31	82.88	75.32	0.62	67.78	50.67	0.60

Other information with respect to the Company’s common shares, dividends and other related shareholder matters is contained in Notes 11, 12, 13 and 15 to Consolidated Financial Statements in Item 8 of Part II of this report and in the Proxy Statement and is incorporated by reference to this item.

Comparison of 5-Year Cumulative Total Return

The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (S&P) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2007 and ending on December 31, 2012, assuming $100 was invested on December 31, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2007 through December 31, 2012. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 13%, the cumulative total return for the S&P 500 Composite Stock Price Index was 9% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 13%.

The Company has attempted to identify an index which most closely matches its business. There are no indices that properly reflect the returns of the reinsurance industry. The S&P 1500 Composite Property & Casualty Insurance Index is used as it is the broadest index of companies in the property and casualty industry. We caution the reader that this index of 27 companies does not include any companies primarily engaged in the reinsurance business, and therefore it is provided to offer context for evaluating performance, rather than direct comparison.

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

The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2008, 2009, 2010, 2011 and 2012, including the results of Paris Re from October 2, 2009. The acquisition of Presidio was effective December 31, 2012 and, accordingly, Presidio’s results are not included in the Statement of Operations Data presented below. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries at December 31, 2008, 2009, 2010, 2011 and 2012, including Paris Re from December 31, 2009 and Presidio from December 31, 2012.

(Expressed in millions of U.S. dollars or shares, except per share data)

	For the years ended December 31,
Statement of Operations Data	2012	2011	2010	2009	2008
Gross premiums written	$4,718	$4,633	$4,885	$4,001	$4,028
Net premiums written	4,573	4,486	4,705	3,949	3,989
Net premiums earned	$4,486	$4,648	$4,776	$4,120	$3,928
Net investment income	571	629	673	596	573
Net realized and unrealized investment gains (losses)	494	67	402	591	(531)
Net realized gain on purchase of capital efficient notes	—	—	—	89	—
Other income	12	8	10	22	10

Total revenues	5,563	5,352	5,861	5,418	3,980
Losses and loss expenses and life policy benefits	2,805	4,373	3,284	2,296	2,609
Total expenses	4,234	5,797	4,892	3,635	3,918

Income (loss) before taxes and interest in earnings (losses) of equity investments	1,329	(445)	969	1,783	62
Income tax expense	204	69	129	262	10
Interest in earnings (losses) of equity investments	10	(6)	13	16	(5)

Net income (loss)	$1,135	$(520)	$853	$1,537	$47

Basic net income (loss) per common share	$17.05	$(8.40)	$10.65	$23.93	$0.22
Diluted net income (loss) per common share	$16.87	$(8.40)	$10.46	$23.51	$0.22
Dividends declared and paid per common share	$2.48	$2.35	$2.05	$1.88	$1.84
Operating earnings (loss) available to common shareholders (1) (3)	$664	$(642)	$492	$931	$433
Operating return on beginning diluted book value per common share and common share equivalents outstanding (2) (3)	12.3%	(10.1)%	7.4%	22.3%	11.5%
Weighted average number of common shares and common share equivalents outstanding	63.6	67.6	78.2	63.9	55.6
Non-life ratios
Loss ratio	58.5%	96.7%	65.9%	52.7%	63.9%
Acquisition ratio	22.3	21.3	21.3	21.9	23.3
Other operating expense ratio	7.0	7.4	7.8	7.2	6.9

Combined ratio	87.8%	125.4%	95.0%	81.8%	94.1%

	At December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Total investments, funds held – directly managed and cash and cash equivalents	$18,026	$17,898	$18,181	$18,165	$11,724
Total assets	22,980	22,855	23,364	23,733	16,279
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	12,523	12,919	12,417	12,427	8,943
Debt related to senior notes	750	750	750	250	250
Debt related to capital efficient notes	71	71	71	71	258
Long-term debt	—	—	—	—	200
Total shareholders’ equity	6,933	6,468	7,207	7,646	4,199
Diluted book value per common share and common share equivalents outstanding	$100.84	$84.82	$93.77	$84.51	$63.95
Number of common shares outstanding, net of treasury shares	58.9	65.3	70.0	82.6	56.5

(1)	Operating earnings or loss available to common shareholders is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net realized gain on purchase of capital efficient notes, net of tax, net foreign exchange gains or losses, net of tax, and certain interest in earnings or losses of equity investments, net of tax, where the investee’s operations are not insurance or reinsurance related and the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(2)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding at the beginning of the year. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(3)	Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders calculation to additionally exclude net foreign exchange gains or losses. In addition, Management redefined its Operating return on beginning diluted book value per share and common share equivalents outstanding calculation to measure operating return on a diluted per share basis (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity). Operating earnings or loss and Operating ROE for all periods presented have been recast to reflect the Company’s redefined non-GAAP measures. See Key Financial Measures in Item 7 of Part II of this report for a discussion of Management’s reasons for redefining these measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2012, 2011 and 2010.

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

The following discussion provides an overview of the Company’s business and trends and commentary regarding the outlook for 2013 in each business.

Non-life reinsurance business, trends and 2013 outlook

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

In its reinsurance portfolio, the Company writes all lines of business in virtually all markets worldwide, and differentiates itself through its risk management strategy and its financial strength. In assuming its clients’ risks, the Company removes the volatility associated with those risks from the client, and then manages those risks and the risk-related volatility. Through its broad product and geographic diversification, its execution capabilities and its local presence in most major markets, the Company is able to stabilize returns, respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

A key challenge facing the Company is to successfully manage risk through all phases of the reinsurance cycle. The Company believes that its long-term strategy of closely monitoring the progression of each line of business, being selective in the business that it writes, and maintaining the diversification and balance of its portfolio, will optimize returns over the reinsurance cycle. Individual lines of business and markets have their own unique characteristics and are at different stages of the reinsurance pricing cycle at any given point in time. Management believes it has achieved appropriate portfolio diversification by product, geography, line and type of business, length of tail, and distribution channel. Further, Management believes that this diversification, in addition to the financial strength of the Company and its strong global franchise, will help to mitigate cyclical declines in underwriting profitability and achieve a more stable return over the reinsurance cycle.

The Non-life reinsurance market has historically been highly cyclical in nature. The reinsurance cycle is driven by competition, the amount of capital and capacity in the industry, loss events and investment returns. The Company’s long-term strategy to generate shareholder value focuses on broad product, asset and geographic diversification of risks.

The cyclicality of the Non-life reinsurance market is characterized by cycles of growth and decline, known as hard and soft insurance cycles. Since late 2003, the Company began to see the emergence of a soft market across most lines of business with general decreases in pricing and profitability. With the exception of lines and markets impacted by specific catastrophic or large loss events, this trend continued throughout the decade. In 2011 and 2012, the Company experienced increases in pricing in certain loss affected lines of business and markets, which were primarily related to the increased catastrophic and large loss activity during 2011. In addition, the impact of Superstorm Sandy in 2012 has resulted in rate increases in the loss affected lines of business and markets at the January 1, 2013 renewals. In lines of business and markets that have not been specifically impacted by any recent large losses, during 2012 and for the January 1, 2013 renewals, the terms and conditions continued to be mainly static and soft in most markets, with price deteriorations observed in some markets.

During the January 2013 renewals, the Company experienced an increase of approximately 12% in renewable Non-life treaty business, on a constant foreign exchange basis. The increase in expected premium volume was driven by new business and growth opportunities in all Non-life sub-segments, with the exception of the Catastrophe sub-segment, where the Company experienced a modest decline in the premium volume as a result of slightly declining pricing in some markets that were not loss affected. The renewal of the 2013 U.S. agriculture book remains in process and is expected to be completed in the first quarter of 2013, however, Management expects a significant increase in premium in this line compared to the January 1, 2012 renewals due to new business.

Life reinsurance business, trends and 2013 outlook

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

Within the Company’s Life segment, the reinsurance market is differentiated between mortality (including disability) and longevity products, with mortality being the larger market. In addition, in December 2012 the Company acquired Presidio, a U.S. specialty accident and health insurance and reinsurance writer. The acquisition of Presidio provides additional specialty risks not previously written by the Company. Management believes the existing life business and Presidio’s business provides the Company with diversification benefits and balance to its portfolio as they are generally non-correlated to the Company’s Non-life business.

Currently, Presidio principally operates as a Managing General Underwriter (MGU), writing all of its business on behalf of third party insurance companies and earning a fee for producing the business. The third party insurance companies then cede a portion of the original business written through quota-share reinsurance agreements to Presidio’s reinsurance subsidiary, such that Presidio participates in the original premiums and losses incurred related to the business it has produced and ensuring an alignment of interests with the third party insurance companies. During 2013, the Company will obtain the necessary licenses and approvals to write this business directly itself and will transition these relationships from the third party insurance companies.

For the years ended December 31, 2012, 2011 and 2010, the Company did not write any new life business in the U.S., however, following the acquisition of Presidio on December 31, 2012, the Company expects to write accident and health business in the U.S. in future periods.

The acquisition of Presidio is expected to result in substantial overall premium growth in the Company’s Life segment in 2013 and beyond once the aforementioned transition is complete. In terms of the Company’s existing Life portfolio, the majority of the premium arises from in-force contracts that are written on a continuous basis. The active January 1 renewals impact a relatively limited portion of the in-force premium in the mortality line. For those treaties that actively renewed, pricing conditions and terms were generally unchanged from the January 1, 2012 renewals. The expected premium volume from the Company’s January 1, 2013 renewal, at constant foreign exchange rates, increased due to new short-term mortality business. Management expects moderate continued growth in the Company’s existing Life portfolio in 2013, assuming constant foreign exchange rates.

Capital markets business, trends and 2013 outlook

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

The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds. See the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources. A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and its funds held – directly managed account and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are underperforming. The Company may also lengthen or shorten the duration of its fixed maturity portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions.

The Company’s capital markets and investment operations, including public and private market investments, have experienced volatile market conditions since the middle of 2007. While the market conditions remained volatile in 2012, there were some improvements in the worldwide equity markets. During 2012, the Company shortened the duration of its fixed maturity portfolio given historically low interest rates and to limit the impact of a potential rise in interest rates.

Assuming constant foreign exchange rates, Management expects net investment income to continue to decrease in 2013 compared to 2012 primarily due to lower reinvestment rates with low yields expected to continue throughout 2013. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

Overview of the Results of Operations

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

Net income (loss), preferred dividends, net income (loss) available to common shareholders and diluted net income (loss) per share for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions of U.S. dollars, except per share data):

	2012	2011	2010
Net income (loss)	$1,135	$(520)	$853
Less: preferred dividends	62	47	35

Net income (loss) available to common shareholders	$1,073	$(567)	$818
Diluted net income (loss) per share	$16.87	$(8.40)	$10.46

The year over year comparison of the Company’s net income (loss) and diluted net income (loss) per share is primarily affected by the level of losses related to large catastrophic and large loss events and continued volatility in the capital and credit markets during the years ended December 31, 2012, 2011 and 2010.

To the extent that these events have affected the year over year comparison of the Company’s results, their impact has been quantified and discussed in each of the relevant sections.

2012 compared to 2011

The increase in net income of $1,655 million in 2012 compared to 2011 resulted primarily from:

•

an increase of $1,429 million in the Non-life underwriting result, which was primarily driven by a decrease of $1,417 million in large catastrophic losses and large losses, from $1,733 million related to the 2011 catastrophic events in 2011 to $316 million related to Superstorm Sandy and the U.S. drought which impacted the agriculture line of business in the North America sub-segment in 2012; and

•

an increase of $427 million in pre-tax net realized and unrealized investment gains primarily as a result of narrowing credit spreads, improvements in worldwide equity markets and decrease in risk-free rates; partially offset by

•	an increase of $135 million in income tax expense, resulting from a higher pre-tax net income; and

•	a decrease of $58 million in net investment income, primarily driven by lower reinvestment rates.

The increase in net income available to common shareholders and diluted net income per share in 2012 compared to 2011 was primarily due to the above factors, partially offset by an increase in preferred dividends following the issuance of preferred shares in June 2011. For diluted net income per share specifically, the increase was also due to a decrease in the diluted number of common shares outstanding as a result of share repurchases during 2012.

2011 compared to 2010

The decrease in net income of $1,373 million in 2011 compared to 2010 resulted primarily from:

•

a decrease in the Non-life underwriting result of $1,177 million, which was almost entirely driven by an increase of $1,174 million in large catastrophic losses and large losses, from $559 million in 2010 to $1,733 million related to the 2011 catastrophic events in 2011; and

•	a decrease in pre-tax net realized and unrealized investment gains of $335 million; partially offset by

•	a decrease in other corporate operating expenses of $67 million, primarily driven by the charges related to the Company’s voluntary termination plan in 2010; and

•	a decrease in income tax expense of $60 million, resulting from a lower pre-tax net income.

The decrease in net income available to common shareholders and diluted net income per share from income in 2010 to losses in 2011 was primarily due to the above factors and an increase in preferred dividends following the issuance of preferred shares in June 2011. For diluted net income per share specifically, the decrease was partially offset by a decrease in the diluted number of common shares outstanding as a result of share repurchases during 2011.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income (Loss), Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Large catastrophic and large loss events

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. For example, the Company’s results for 2012 and 2010 included comparatively lower level of catastrophic losses, while 2011 included an unusually high frequency of high severity catastrophic events as discussed further below. The total impact of large catastrophic losses and large losses on pre-tax net income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows:

Year ended December 31,	Total (1)
2012	$318
2011	1,790
2010	559

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

The following tables reflects the combined impact of the large catastrophic losses and large losses, the impact on the Company’s technical result, net realized and unrealized investment gains or losses, pre-tax net income or loss, loss ratio, technical ratio and combined ratio by segment and sub-segment, and the large catastrophic losses and large losses by event for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

2012	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life Segment	Life segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$157	$2	$87	$82	$328	$—	$—	$328
Reinstatement premiums	—	—	(1)	(11)	(12)	—	—	(12)

Impact on technical result	$157	$2	$86	$71	$316	$—	$—	$316
Net realized and unrealized investment losses					—	—	2	2

Impact on pre-tax net income					$316	$—	$2	$318
Impact on the loss ratio	13.4%	0.3%	6.3%	17.8%	8.7%
Impact on the technical ratio	13.4	0.3	6.3	17.6	8.7
Impact on the combined ratio					8.7%

2012	Total (1)
Superstorm Sandy	$227
U.S. drought	91

Impact on pre-tax net income	$318

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

2011	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$56	$149	$65	$1,511	$1,781	$3	$5	$1,789
Reinstatement premiums	—	—	—	(33)	(33)	—	—	(33)
Acquisition costs	(6)	—	—	(9)	(15)	—	—	(15)

Impact on technical result	$50	$149	$65	$1,469	$1,733	$3	$5	$1,741
Net realized and unrealized investment losses					—	—	49	49

Impact on pre-tax net loss					$1,733	$3	$54	$1,790
Impact on the loss ratio	4.9%	19.7%	4.8%	262.1%	45.9%
Impact on the technical ratio	4.4	19.7	4.8	260.1	45.3
Impact on the combined ratio					45.2%

2011	Total (1)
Japan Earthquake	$919
February and June 2011 New Zealand Earthquakes	455
Thailand Floods	120
U.S. tornadoes	107
Aggregate contracts covering losses in New Zealand and Australia	100
Australian Floods	41
Additional IBNR (2)	48

Impact on pre-tax net loss	$1,790

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

(2)	The Company recorded an additional IBNR reserve related to the 2011 catastrophic events, above the sum of the recorded point estimates, given the high frequency of, and uncertainty related to, these complex and highly volatile events.

2010	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$5	$157	$126	$280	$568	$—	$—	$568
Reinstatement premiums	—	(1)	(2)	(6)	(9)	—	—	(9)

Impact on technical result and pre-tax net income	$5	$156	$124	$274	$559	$—	$—	$559
Impact on the loss ratio	0.5%	17.1%	8.9%	41.2%	14.1%
Impact on the technical ratio	0.5	17.1	8.9	41.2	13.9
Impact on the combined ratio					13.9%

2010	Total (1)
Chile Earthquake	$288
New Zealand Earthquake	149
Deepwater Horizon	74
Aggregate contract covering losses in Australia and New Zealand	48

Impact on pre-tax net income	$559

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

Volatility in capital and credit markets

In 2012, credit spreads narrowed, equity markets improved and U.S. and European risk-free interest rates decreased, while the U.S. dollar ending exchange rate at December 31, 2012 weakened against most major currencies compared to December 31, 2011. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents at December 31, 2012 increased compared to December 31, 2011, positively affected by the impact of narrowing credit spreads, improvements in worldwide equity markets, impact of foreign exchange fluctuations and modest decreases in risk-free interest rates.

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

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. The four key measures that Management uses, together with definitions of their calculations, are as follows at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010:

		December 31, 2012	December 31, 2011
Diluted book value per common share and common share equivalents outstanding (1)		$100.84	$84.82

	2012	2011	2010
Operating earnings (loss) available to common shareholders (in millions of U.S. dollars) (2)	$664	$(642)	$492
Operating return on beginning diluted book value per common share and common share equivalents outstanding (3)	12.3%	(10.1)%	7.4%
Combined ratio (4)	87.8%	125.4%	95.0%

(1)	Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
(2)	Operating earnings or loss available to common shareholders (operating earnings or loss) is calculated as net income or loss available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax, net foreign exchange gains or losses, net of tax, and interest in earnings or losses of equity investments, net of tax, where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities, and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below. Effective January 1, 2011, Management redefined its operating earnings or loss calculation, as discussed below.
(3)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below. Effective January 1, 2011, Management redefined its Operating ROE calculation, as discussed below.
(4)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders (operating earnings or loss) calculation to additionally exclude net foreign exchange gains or losses. Management believes that net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. In addition, Management redefined its Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity) calculation to measure Operating ROE on a diluted per share basis. Management believes that the redefined Operating ROE incorporates capital management activities whilst still being based on the concept of deploying available capital on an annual basis. Operating earnings or loss and Operating ROE for the year ended December 31, 2010 have been recast to reflect the Company’s redefined non-GAAP measures.

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

Over the past five years, since December 31, 2007, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 8% and over the past ten years, since December 31, 2002, the Company has generated a compound annual growth rate in Diluted Book Value per Share in excess of 11%.

During 2012, the Company’s Diluted Book Value per Share increased by 19% to $100.84 at December 31, 2012 from $84.82 at December 31, 2011 primarily due to comprehensive income of $1,158 million and the accretive impact of share repurchases. The comprehensive income was mainly driven by net income of $1,135 million in 2012, which is described in Review of Net Income (Loss) below.

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

Operating earnings increased by $1,306 million, from a loss of $642 million in 2011 to an income of $664 million in 2012 primarily due to an increase in the Non-life underwriting result of $1,429 million, partially offset by an increase in income tax expense on the higher level of operating earnings.

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

The other lesser factors contributing to the increases or decreases in operating earnings in 2012 compared to 2011 and in 2011 compared to 2010 are further described in Review of Net Income (Loss) below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most directly comparable GAAP financial measure for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Net income (loss)	$1,135	$(520)	$853
Less:
Net realized and unrealized investment gains, net of tax	392	15	301
Net foreign exchange gains, net of tax	8	67	13
Interest in earnings (losses) of equity investments, net of tax	9	(7)	12
Dividends to preferred shareholders	62	47	35

Operating earnings (loss) available to common shareholders	$664	$(642)	$492

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

Operating ROE increased from a loss of 10.1% in 2011 to an income of 12.3% in 2012. The increase in Operating ROE was primarily due to the increase in operating earnings in 2012 compared to 2011, which was driven by the lower level of catastrophic loss activity. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

Operating ROE decreased from 7.4% in 2010 to a loss of 10.1% in 2011. The decrease in Operating ROE was primarily due to the decrease in operating earnings in 2011 compared to 2010, which was driven by the higher level of 2011 catastrophic loss activity.

The average Operating ROE for the last five years and ten years was 8.7% and 12.2%, respectively. Both the five-year and the ten-year averages primarily reflect some years that were impacted by significant catastrophic losses and other years that were not impacted by catastrophes. Due to the volatility related to the level of catastrophic losses incurred, Management believes that it is more appropriate to measure performance based on an average Operating ROE target over the reinsurance cycle rather than focusing on the results for single periods.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Return on beginning diluted book value per common share calculated with net income (loss) per share available to common shareholders	19.9%	(9.0)%	12.4%
Less:
Net realized and unrealized investment gains, net of tax, on beginning diluted book value per common share	7.3	0.2	4.6
Net foreign exchange gains, net of tax, on beginning diluted book value per common share	0.1	1.0	0.2
Net interest in earnings (losses) of equity investments, net of tax, on beginning diluted book value per common share	0.2	(0.1)	0.2

Operating return on beginning diluted book value per common share	12.3%	(10.1)%	7.4%

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

Since 2003, the Company has had eight years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment, with the only exceptions being 2005 and 2011. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses in the U.S., with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In 2011, when the industry incurred a high frequency of large losses related to the 2011 catastrophic events the Company recorded a net underwriting loss and Non-life combined ratio of 125.4%.

The Non-life combined ratio decreased by 37.6 points, from 125.4% in 2011 to 87.8% in 2012. The decrease in the combined ratio in 2012 compared to 2011 primarily reflected a decrease in the impact of large catastrophic losses and large losses of 36.5 points (from 45.2 points in 2011 to 8.7 points in 2012). The impact on the combined ratio by catastrophic event for each year is analyzed above.

The Non-life combined ratio increased by 30.4 points, from 95.0% in 2010 to 125.4% in 2011. The increase in the combined ratio for 2011 compared to 2010 was primarily due to an increase in catastrophic loss activity of 31.3 points (from 13.9 points in 2010 to 45.2 points in 2011). The impact on the combined ratio by catastrophic event for each year is analyzed above.

The other lesser factors contributing to increases or decreases in the combined ratio for all years presented are described further in Review of Net Income (Loss) below.

The Company uses the combined ratio to measure its overall underwriting profitability for its Non-life segment as a whole. Given the Company does not allocate operating expenses to its Non-life sub-segments, Management measures the underwriting profitability of the Non-life sub-segments by using the technical result and technical ratio as described in Results by Segment below.

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

Method Weights

In determining the loss reserves, the Company often relies on a blend of the results from two or more methods (e.g., weighted averages). The judgment as to which of the above method(s) is most appropriate for a particular underwriting year and reserving cell could change over time as new information emerges regarding underlying loss activity and other data issues. Furthermore, as each line is typically composed of several reserving cells, it is likely that the reserves for the line will be dependent on several reserving methods. This is because reserves for a line are the result of aggregating the reserves for each constituent reserving cell and that a different method could be selected for each reserving cell. Although it is not appropriate to refer to reserves for a line as being determined by a particular method, the table below summarizes the methods that were given principal weight in selecting the best estimates of reserves in each reserving line and can therefore be viewed as key drivers of selected reserves. The table distinguishes methods for mature and immature underwriting years, as they are often different. The definition of maturity is specific to a line and is related to the reporting tail. If at the reserve evaluation date, a significant proportion of losses for the underwriting year are expected to have been reported, then the underwriting year is deemed to be mature, otherwise it is deemed to be immature. For short-tail lines, such as property or agriculture, immature years can refer to the one or two most recent underwriting years, while for longer tail lines, such as casualty, immature years can refer to the three or four most recent underwriting years. To the extent that the principal reserving methods used for major components of a reserving line are different, these are separately identified in the table below. The table below identifies reserving lines for the Company’s Non-life sub-segments, which are defined in Results by Segment below.

Reserving line	Non-life Sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Aviation / Space	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Casualty	North America	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F

Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis	Reported B-F

Credit / Surety	North America and Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F /Reported B-K

Energy Onshore	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F / Reported B-K	Reported CL / Reported B-F

Engineering	Global (Non-U.S.) Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL

Marine / Energy Offshore	Global (Non-U.S.) Specialty	Reported B-F / Expected Loss Ratio	Reported B-F

Motor	North America	Expected Loss Ratio / Reported B-F	Expected Loss Ratio / Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio	Reported B-F

Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F	Reported B-F

Multiline	North America	Expected Loss Ratio / Reported B-F	Reported B-F

Property	North America	Reported B-F / Expected Loss Ratio	Reported B-F

Property / Specialty Property	Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Reported B-K / Expected Loss Ratio / Reported B-F	Reported CL

Other	North America, Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty	Periodic actuarial studies	Periodic actuarial studies

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

During 2012, 2011 and 2010, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Net Non-life prior year favorable loss development:
North America	$218	$189	$165
Global (Non-U.S.) P&C	114	116	98
Global (Non-U.S.) Specialty	251	129	171
Catastrophe	45	96	44

Total net Non-life prior year favorable loss development	$628	$530	$478

The net Non-life prior year favorable loss development for the years ended December 31, 2012, 2011 and 2010 was driven by the following factors (in millions of U.S. dollars):

	2012	2011	2010
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums (1)	$(94)	$(59)	$(7)
Net prior year loss development due to all other factors (2)	722	589	485

Total net Non-life prior year favorable loss development	$628	$530	$478

(1)	Net prior year reserve development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with increases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report.

The table below summarizes the net prior year favorable (adverse) loss development for the year ended December 31, 2012 by reserving line for the Company’s Non-life segment (in millions of U.S. dollars):

Reserving lines	Net favorable (adverse) prior year loss development
Agriculture	$27
Aviation / Space	53
Casualty / Specialty Casualty	209
Catastrophe	45
Credit / Surety	38
Energy Onshore	30
Engineering	(6)
Marine / Energy Offshore	49
Motor—Non-U.S. Non-proportional business	27
Motor—Non-U.S. Proportional business	(9)
Motor—North America business	8
Multiline	4
Property / Specialty Property	150
Other	3

Total net Non-life prior year favorable loss development	$628

Loss information provided by cedants in 2012, 2011 and 2010 for prior accident years was lower than the Company expected for most lines of business (higher for motor—Non-U.S. proportional business and engineering) and included no individually significant losses or reductions but a series of attritional losses or reductions. Based on the Company’s assessment of this loss information, the Company decreased (increased for motor—Non-U.S. proportional business and engineering) its expected ultimate loss ratios, which had the net effect of decreasing (increasing for motor—Non-U.S. proportional business and engineering) prior year loss estimates.

The following paragraphs discuss how losses paid and reported during the year ended December 31, 2012 compared with the Company’s expectations, and how the Company modified its reserving parameter assumptions in line with the emerging development in each reserving line.

Agriculture: Aggregate losses reported in 2012 for North America business related to the 2011 underwriting year were below the Company’s expectations. In addition, the Company’s Global (Non-U.S.) business experienced lower than expected reported losses. The Company lowered its loss ratios, however, it did not otherwise materially alter its reserving assumptions.

Aviation / Space: Aggregate losses reported in 2012 were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2009 to 2011.

Casualty / Specialty Casualty: Aggregate losses reported in 2012 for North America business were below the Company’s expectations as losses for all underwriting years for 2009 and prior continue to emerge at levels significantly below expectations. For Global (Non-U.S.) lines, aggregate losses reported in 2012 were below the Company’s expectations for underwriting years 2004 to 2011 for both Global (Non-U.S.) P&C and Global (Non-U.S.) Specialty sub-segments. The Company reflected this experience by reducing the loss ratios as well as by changing the initial expected loss ratios.

Catastrophe: Reserves established for the catastrophe line are primarily a function of the presence or absence of catastrophic events during the year, and the complexity and uncertainty associated with estimating unpaid losses from these large disclosed events. In addition, reserves are established in consideration of mid-sized and attritional loss events that occur during a year. The Company has not significantly changed its loss estimates for the Japan Earthquake and the 2010 and the February and June 2011 New Zealand Earthquakes, however, it has reflected reserve releases related to other prior years’ loss events and lower than expected emergence of attritional losses.

Credit / Surety: Aggregate losses reported in 2012 were lower than expected for North America business, giving rise to a moderate level of reserve releases. For the Company’s Global (Non-U.S.) business, loss development was significantly better than expected, primarily for the underwriting years 2009 to 2011. The Company reduced its loss ratios for the most recent underwriting years to reflect the lower than expected loss emergence.

Energy Onshore: Aggregate losses reported in 2012 were lower than expected across most underwriting years, with the exception of 2010 which was impacted by higher than expected losses on proportional treaties. The Company has reflected the favorable development by reducing its loss ratios for most underwriting years, with the exception of 2010.

Engineering: Aggregate losses reported in 2012 were higher than expected and were primarily driven by increases in prior year premium adjustments for various underwriting years on proportional business reflecting increased exposure. The Company did not materially change its reserving assumptions for this line.

Marine/Energy Offshore: Aggregate losses reported in 2012 were significantly lower than expected and impacted most underwriting years. The Company reduced its loss ratios for underwriting years 2006 to 2011 to reflect the lower than expected loss emergence.

Motor:

•

Aggregate losses reported in 2012 for the Global (Non-U.S.) motor non-proportional line were lower than expected resulting in the Company reducing its loss ratios. The Company also increased its weightings to more experience-based indications resulting in further prior year releases on underwriting years 2003 to 2007.

•

Aggregate losses reported in 2012 for the Global (Non-U.S.) motor proportional line were in line with expectations, however, the Company has increased its loss development factor assumptions slightly during the year due to adverse development reported on certain treaties.

•

Aggregate losses reported in 2012 for the North America motor line were modestly favorable. This reflected lower than expected reported losses for the 2005 to 2009 underwriting years, while the 2011 underwriting year experienced adverse development driven by higher than expected reported losses.

Multiline: Aggregate reported losses in 2012 were lower than expected for North America business for underwriting years 2010 and prior and were partly offset by higher than expected losses reported for the 2011 underwriting year.

Property / Specialty Property: Aggregate reported losses in 2012 were lower than expected for North America business and were driven by loss activity related to large property events and attritional property losses from most underwriting years. Aggregate losses reported in 2012 in the Global (Non-U.S.) property lines were lower than expected for most underwriting years. The Company reflected this experience by reducing its loss ratios for most underwriting years.

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

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	5 points	3 months	2%	(5) points	(3) months	(2)%
Aviation / Space	5	3	5	(5)	(3)	(5)
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit / Surety	5	3	2	(5)	(3)	(2)
Energy Onshore	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Marine / Energy Offshore	5	3	5	(5)	(3)	(5)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—North America business	5	3	2	(5)	(3)	(2)
Multiline	5	6	5	(5)	(6)	(5)
Property / Specialty Property	5	3	2	(5)	(3)	(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	$25	$10	$—	$(25)	$(5)	$—
Aviation / Space	10	30	10	(10)	(20)	(10)
Casualty / Specialty Casualty	310	130	240	(310)	(90)	(220)
Catastrophe	10	—	—	(10)	—	—
Credit / Surety	25	30	5	(25)	(25)	(5)
Energy Onshore	5	10	—	(5)	(5)	—
Engineering	30	70	45	(30)	(50)	(30)
Marine / Energy Offshore	25	40	10	(25)	(35)	(5)
Motor—Non-U.S. Non-proportional business	30	25	45	(30)	(25)	(50)
Motor—Non-U.S. Proportional business	10	5	—	(10)	—	—
Motor— North America business	10	10	10	(10)	(5)	(5)
Multiline	10	20	25	(10)	(10)	(20)
Property / Specialty Property	50	90	10	(50)	(45)	(5)

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at December 31, 2012 by reserving line for the Company’s Non-life operations (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$25	$—	$340	$365	$—	$365
Aviation / Space	227	1	193	421	(41)	380
Casualty / Specialty Casualty	1,523	114	2,528	4,165	(33)	4,132
Catastrophe	502	172	285	959	(52)	907
Credit / Surety	299	3	140	442	—	442
Energy Onshore	124	4	75	203	(2)	201
Engineering	289	—	223	512	(21)	491
Marine / Energy Offshore	348	15	406	769	(131)	638
Motor—Non-U.S. Non-proportional business	454	3	367	824	(6)	818
Motor—Non-U.S. Proportional business	108	1	87	196	(1)	195
Motor—North America business	100	3	113	216	—	216
Multiline	87	19	109	215	—	215
Property / Specialty Property	786	19	591	1,396	(4)	1,392
Other	1	—	25	26	—	26

Total Non-life reserves	$4,873	$354	$5,482	$10,709	$(291)	$10,418

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at December 31, 2012. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at December 31, 2012 and 2011 were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2012 Net Non-life sub-segment loss reserves:
North America	$3,351	$3,503	$2,646
Global (Non-U.S.) P&C	2,490	2,616	2,132
Global (Non-U.S.) Specialty	3,670	3,795	3,205
Catastrophe	907	922	744

2011 Net Non-life sub-segment loss reserves:
North America	$3,265	$3,427	$2,620
Global (Non-U.S.) P&C	2,614	2,747	2,287
Global (Non-U.S.) Specialty	3,690	3,910	3,207
Catastrophe	1,351	1,392	1,212

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,418 million of net Non-life loss reserves at December 31, 2012, net loss reserves for accident years 2005 and prior of $857 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business – Reserves in Item 1 of Part I of this report.

A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. These risks and uncertainties include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for these events. In addition, there is additional complexity related to the 2010 and the February and June 2011 New Zealand Earthquakes given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants continuing to revise their allocation of losses between the various events impacting different treaties, under which the Company may provide different amounts of coverage. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes there remains a high degree of uncertainty related to its loss estimates for the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2012.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to the 2011 catastrophic events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process. At December 31, 2012, the Company decided to maintain the additional gross reserves and did not record any changes during the year ended December 31, 2012 given the uncertainties described above remain. Any changes to the amounts recorded will be based on updated or new information and Management’s assessment of remaining uncertainty related to the specific factors regarding the 2011 catastrophic events. Changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional reserves recorded.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2012 included $199 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2012 was $205 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $125 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $80 million in gross reserves, the majority relates to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S..

Ultimate loss estimates for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. In view of the legal and tort environment that affect the development of such claims, the uncertainties inherent in estimating asbestos and environmental claims are not likely to be resolved in the near future. There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. The Company does, however, actively evaluate potential exposure to asbestos and environmental claims and establishes additional reserves as appropriate. The Company believes that it has made a reasonable provision for these exposures and is unaware of any specific issues that would materially affect its unpaid losses and loss expense reserves related to this exposure (see Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report).

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life segment, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, TCI primarily written in the U.K. and Ireland, and GMDB business primarily written in Continental Europe. Effective December 31, 2012, following the acquisition of Presidio, the Company writes specialty accident and health business, predominantly in the U.S.. Presidio’s primary lines of business include HMO reinsurance, medical reinsurance and provider and employer excess of loss programs.

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

Longevity

The reserves for the annuity portfolio of reinsurance contracts within the longevity book are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. For long duration contracts, the Company establishes initial reserves based upon Management’s best estimate of policy benefits and includes a provision for adverse deviation. Management’s best estimate relies upon actuarial indications of future policy benefits. The provision for adverse deviation contemplates reasonable deviations from the best estimate assumptions for the key risk elements relevant to the product being evaluated, including mortality expenses, and discount rate among others, and are recorded in accordance with U.S. GAAP and applicable actuarial standards. The Company’s actuaries annually verify the current reserving assumptions in consideration of evolving experience and the actuarial indications for assumptions relating to future policy benefits, including mortality and future investment income, among others. Management makes no adjustments to recorded deferred acquisition costs or future policy benefits if the actuarial indications conclude that current recorded U.S. GAAP policy benefits are adequate. The Company establishes a premium deficiency reserve, or an increase to future policy benefits to the extent that deferred acquisition costs are insufficient to cover the premium deficiency reserve, if the actuarial indication of life policy benefits is greater than current recorded aggregate amounts for policy benefits, settlement costs, and deferred acquisition costs.

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

The reserves for the long-term traditional mortality and TCI reinsurance portfolio are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP and follow the reserving methodology discussed under the Longevity section above. In addition to the assumptions discussed above, persistency and critical illness assumptions are considered in the reserving process for mortality lines.

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

Accident and Health

The reserves for accident and health business are established in accordance with the provisions for short duration insurance contracts under U.S. GAAP. Reserves are initially calculated using the Expected Loss Ratio method. Subsequently, the Company’s reserving methodology utilizes actual reported loss experience and the Bornhuetter-Ferguson method to calculate IBNR.

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at December 31, 2012 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Mortality	$200	$502	$512	$1,214	$(15)	$1,199
Longevity	1	92	432	525	(5)	520
Accident and health	8	66	—	74	—	74

Total policy benefits for life and annuity contracts	$209	$660	$944	$1,813	$(20)	$1,793

Total gross policy benefits for life and annuity contracts include provisions for adverse deviation of $104 million and $108 million at December 31, 2012 and 2011, respectively.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions, the table below summarizes, by reserving line, the effect of different assumption selections.

Reserving lines	Factors	Change	Impact on total Life reserves (in millions of U.S. dollars)
Longevity
Non-standard annuities	Life expectancy	+ 1 year	$37
Standard annuities	Mortality improvements per annum	1%	173
Mortality
Long-term and TCI	Mortality	1%	33
GMDB	Stock market performance	-10%	5

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual premium reported data. Approximately, 43%, 43% and 42% of the Company’s reported net premiums written for the years ended December 31, 2012, 2011 and 2010, respectively, were based upon estimates.

Under proportional treaties, which represented 72% of the Company’s total gross premiums written for the year ended December 31, 2012, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the

Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty. As such, reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium and acquisition cost estimates are updated as new information is received from the cedants and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Under non-proportional treaties, which represented 28% of the Company’s total gross premiums written for the year ended December 31, 2012, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. In addition, many of the non-proportional treaties include reinstatement premium provisions. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event.

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

The following table shows the amounts recorded within net premiums written and earned that related to changes in prior year premium estimates reported by cedants for each Non-life sub-segment for the year ended December 31, 2012 (in millions of U.S. dollars):

Non-life sub-segment	Net premiums written	Net premiums earned
North America	$21	$24
Global (Non-U.S.) P&C	9	(3)
Global (Non-U.S.) Specialty	91	52
Catastrophe	2	—

Total	$123	$73

These increases in net premiums written and earned, after the corresponding adjustments to acquisition costs and losses and loss expenses, did not have a material impact on the Company’s consolidated pre-tax net income.

As an example of the sensitivity of the Company’s Non-life net premiums written and acquisition costs to changes in estimates, the table below summarizes the effect of different assumption selections on pre-tax net income based on amounts recorded for the year ended December 31, 2012 (in millions of U.S. dollars):

	Change	Impact on pre-tax net income
Net premiums written – Non-life proportional treaties (1)	+/-5%	$	+/-12
Net premiums written – Non-life non-proportional treaties (2)	+/-5%		+/-24
Acquisition costs – all Non-life treaties (3)	+/-1%		-/+4

(1)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and is made by applying the reported technical ratio for the year ended December 31, 2012.
(2)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and also assume there is no change in losses and loss expenses.
(3)	The estimate relates to all of the Company’s Non-life treaties (both proportional and non-proportional) and assumes that the changes become known at the mid-point of the risk period and also assumes there is no change in premium estimates.

Acquisition costs, comprising only of incremental brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. All other acquisition-related costs, including all indirect costs, are expensed as incurred. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed periodically together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.

Income Taxes

Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company has also established tax liabilities relating to uncertain tax positions as defined under U.S. GAAP of $17 million at December 31, 2012 (see Notes 2(l) and 14 to Consolidated Financial Statements in Item 8 of Part II of this report).

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2012 of $142 million, after a valuation allowance of $47 million. The most significant components of the deferred tax asset relate to loss reserve discounting for tax purposes and tax loss carryforwards.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. The valuation allowance of $47 million, recorded at December 31, 2012, primarily related to a tax loss carryforward in Singapore.

In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions.

As an example of the sensitivity of the Company’s unrecognized tax benefit related to uncertain tax positions, deferred tax asset and net deferred tax liability, the table below summarizes the impact of different assumption selections on the Company’s net income and the corresponding impact on net assets based on amounts recorded at December 31, 2012 (in millions of U.S. dollars):

	2012	Change	Impact on net income and net assets
Unrecognized tax benefit related to uncertain tax positions	$(17)	+10%	$(2)
Deferred tax asset	142	-10%	(14)
Net deferred tax liability	(300)	+10%	(30)

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

The Company must determine the appropriate level in the hierarchy for each financial instrument that it measures at fair value. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. See Note 3 to Consolidated Financial Statements in Item 8 of Part II of this report for more detail on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities and short-term investments, equities, other invested assets and its fixed maturities and other invested assets underlying the funds held – directly managed account. See Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report for more discussion of the Company’s use of derivative financial instruments.

The Company records all of its fixed maturities, short-term investments and equities, certain other invested assets, including derivative financial instruments, and its fixed maturities and certain other invested assets underlying the funds held – directly managed account at fair value in its Consolidated Balance Sheets. The changes in fair value of all of the Company’s investments, carried at fair value, are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations and are included in the determination of net income or loss in the period in which they are recorded.

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2012, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

December 31, 2012
Fixed maturities	$657
Equities	28
Other invested assets (including certain derivatives)	87
Funds held – directly managed account	18

Total	$790

For the Company’s fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account categorized as Level 3, a 10% decline in the fair value of these investments at December 31, 2012 would result in a $79 million pre-tax charge to net income or loss and a corresponding reduction in total assets.

In addition, included in the Company’s other invested assets are various investments which are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, totaling $262 million at December 31, 2012. The Company does not measure its investments that are accounted for using any of these methods at fair value. For investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, a 10% decline in the carrying value of these investments at December 31, 2012 would result in a $26 million pre-tax charge to net income or loss and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes (see Note 6 to Consolidated Financial Statements in Item 8 of Part II of this report). The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Most of the Company’s derivatives are fair valued using significant other observable inputs (fair value of $16 million net unrealized loss at December 31, 2012), referred to as Level 2 assets. The Company’s derivatives that are fair valued using quoted prices in active markets, referred to as Level 1 assets, had an insignificant fair value at December 31, 2012. In addition, the Company has certain total return swaps and insurance-linked securities that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. The total return swaps and insurance-linked securities that are classified as Level 3 have a combined fair value of $4 million net unrealized gain at December 31, 2012, based on a combined notional exposure of $205 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. At December 31, 2012, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $4 million decrease or a $5 million increase, respectively, in the fair value of its total return and interest rate swap portfolio categorized as Level 3.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio references many different underlying assets with a number of risk factors. At December 31, 2012, the notional value of the total return swap portfolio categorized as Level 3 was $69 million and the fair value of the assets underlying the total return swap portfolio categorized as Level 3 was $75 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in an insignificant increase or decrease, respectively, in the fair value of its total return swap portfolio at December 31, 2012.

At December 31, 2012, the Company’s insurance-linked securities that are classified as Level 3 include longevity swaps and weather derivatives, with a combined fair value of $2 million net unrealized loss. At

December 31, 2012, the notional exposure of the longevity swaps and weather derivatives classified as Level 3 was $136 million and $nil, respectively. At December 31, 2012, the Company estimated that a 10% improvement in the mortality assumption used in the Company’s internal valuation models for its longevity swaps would result in a $5 million decrease in the fair value of its longevity swap portfolio. The weather derivatives categorized as Level 3 are exposed to various wind events, and any change in the assumptions used in the Company’s internal models would have an insignificant impact on the fair value of weather derivatives at December 31, 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re, Paris Re and Presidio. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset of $456 million at December 31, 2012.

In making an assessment of the value of its goodwill, the Company uses both market based and non-market based valuations. The fair value of the reporting units is determined based on the earnings multiple, price to tangible book value multiple, present value of estimated cash flows and present value of future profits methods. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill, the write-off of which would be recorded against net income in the period such deterioration occurred.

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships, U.S. licenses and fronting arrangements arising from the acquisitions of Paris Re and Presidio. Definite-lived intangible assets are amortized over their useful lives, generally ranging from one to thirteen years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $214 million at December 31, 2012.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies, except the Japanese yen, in 2012 compared to 2011 and was weaker against most currencies in 2011 compared to 2010; and

•

the U.S. dollar ending exchange rate weakened against most currencies, except the Japanese yen, at December 31, 2012 compared to December 31, 2011 and strengthened against most currencies, except the Japanese yen, at December 31, 2011 compared to December 31, 2010.

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

The components of net income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Underwriting result:
Non-life	$456	NM %	$(973)	NM %	$204
Life	(16)	(39)	(27)	(47)	(51)
Investment result:
Net investment income	571	(9)	629	(6)	673
Net realized and unrealized investment gains	494	640	67	(83)	402
Interest in earnings (losses) of equity investments (1)	10	NM	(6)	NM	13
Corporate and Other:
Technical result (2)	4	(23)	6	NM	—
Other income (2)	3	15	3	6	3
Other operating expenses	(102)	3	(99)	(41)	(166)
Interest expense	(49)	—	(49)	10	(44)
Amortization of intangible assets (3)	(32)	(13)	(36)	16	(31)
Net foreign exchange (losses) gains	—	NM	34	NM	(21)
Income tax expense	(204)	196	(69)	(46)	(129)

Net income (loss)	$1,135	NM	$(520)	NM	$853

NM: not meaningful

(1)	Interest in earnings (losses) of equity investments represents the Company’s aggregate share of earnings related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.

(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009. The acquisition of Presidio was effective December 31, 2012 and, accordingly, no amortization expense related to the intangible assets acquired has been recorded during the years ended December 31, 2012, 2011 and 2010.

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

The following table provides the components of the underwriting result and combined ratio for the Non-life segment for the years ended December 31, 2012, 2011 and 2010 and the components are discussed further below (in millions of U.S. dollars):

	2012		2011		2010
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$396	89.1%	$509	86.5%	$597	85.2%
Large catastrophic losses and large losses (1)	(316)	8.7	(1,733)	45.3	(559)	13.9
Prior accident years technical result and ratio
Net favorable prior year loss development	628	(17.0)	530	(13.8)	478	(11.9)

Technical result and ratio, as reported	$708	80.8%	$(694)	118.0%	$516	87.2%
Other income	5	—	4	—	5	—
Other operating expenses	(257)	7.0	(283)	7.4	(317)	7.8

Underwriting result and combined ratio, as reported	$456	87.8%	$(973)	125.4%	$204	95.0%

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

2012 compared to 2011

The underwriting result for the Non-life segment increased by $1,429 million (corresponding to a decrease of 37.6 points on the combined ratio), from a loss of $973 million (125.4 points on the combined ratio) in 2011 to an income of $456 million (87.8 points on the combined ratio) in 2012. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses and large losses—a decrease of $1,417 million (decrease of 36.6 points on the technical ratio) from $1,733 million (45.3 points on the technical ratio) related to the 2011 catastrophic events to $316 million (8.7 points on the technical ratio) related to Superstorm Sandy and the U.S. drought, which impacted the agriculture line of business in the North America sub-segment, in 2012.

•

Net favorable prior year loss development—an increase of $98 million (decrease of 3.2 points on the technical ratio) from $530 million (13.8 points on the technical ratio) in 2011 to $628 million (17.0 points on the combined ratio) in 2012. The increase was primarily driven by the Global (Non-U.S.) Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•

Other operating expenses—a decrease of $26 million (a decrease of 0.4 points on the combined ratio) from $283 million (7.4 points on the combined ratio) in 2011 to $257 million (7.0 points on the combined ratio) in 2012, primarily resulting from a favorable impact of foreign exchange fluctuations and lower information technology costs.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2012 compared to 2011 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease of $113 million (an increase of 2.6 points on the technical ratio) from $509 million (86.5 points on the technical ratio) in 2011 to $396 million (89.1 points on the technical ratio) in 2012. The decrease was driven by a lower level of net premiums earned in the Catastrophe sub-segment, which absent catastrophe losses, directly reduces the underwriting result, and a lower level of losses recovered under the retrocessional programs. These decreases were partially offset by a lower level of mid-sized loss activity in the Global (Non-U.S.) Specialty and North America sub-segments.

The underwriting result for the Life segment, which does not include allocated investment income, improved by $11 million, from a loss of $27 million in 2011 to a loss of $16 million in 2012, primarily due to higher net favorable prior year loss development, which was driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $58 million, from $629 million in 2011 to $571 million in 2012. The decrease in net investment income is primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $427 million, from $67 million in 2011 to $494 million in 2012. The net realized and unrealized investment gains of $494 million in 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other increased by $3 million, from $99 million in 2011 to $102 million in 2012. The increase was primarily due to higher consulting costs in 2012.

Interest expense in 2012 was comparable to 2011.

Net foreign exchange gains decreased by $34 million, from $34 million in 2011 to $nil in 2012. The net foreign exchange result in 2012 was primarily due to losses related to the timing of hedging activities, which were offset by gains arising from the difference in the forward points embedded in the Company’s hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report.

Income tax expense increased by $135 million, from $69 million in 2011 to $204 million in 2012. The increase in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a higher pre-tax income in 2012 compared to 2011. See Corporate and Other – Income Taxes below for more details.

2011 compared to 2010

The underwriting result for the Non-life segment decreased by $1,177 million (corresponding to an increase of 30.4 points on the combined ratio), from $204 million (95.0 points on the combined ratio) in 2010 to a loss of $973 million (125.4 points on the combined ratio) in 2011. The decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in 2011 compared to 2010 was attributable to:

•

Large catastrophic losses and large losses—an increase of $1,174 million (increase of 31.4 points on the technical ratio), from $559 million (13.9 points on the technical ratio) related to the 2010 catastrophic events and Deepwater Horizon in 2010 to $1,733 million (45.3 points on the technical ratio) related to the 2011 catastrophic events.

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease of $88 million (increase of 1.3 points on the technical ratio), from $597 million (85.2 points on the technical ratio) in 2010 to $509 million (86.5 points on the technical ratio) in 2011. The decrease was driven by the reduced book of business, declining profitability due to reduced pricing and reduced catastrophe exposures in certain lines of business and a modestly higher level of mid-sized loss activity, which was reduced by the impact of a change in mix towards the agriculture line in the North America sub-segment.

These factors driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in 2011 compared to 2010 were partially offset by:

•

Net favorable prior year loss development—an increase of $52 million (decrease of 1.9 points on the technical ratio), from $478 million (11.9 points on the technical ratio) in 2010 to $530 million (13.8 points on the technical ratio) in 2011. The increase was primarily driven by the Catastrophe sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•

Other operating expenses—a decrease of $34 million (decrease of 0.4 points on the combined ratio), from $317 million (7.8 points on the combined ratio) in 2010 to $283 million (7.4 points on the combined ratio) in 2011 primarily resulting from lower personnel costs.

The underwriting result for the Life segment, which does not include allocated investment income, improved by $24 million, from a loss of $51 million in 2010 to a loss of $27 million in 2011. The improvement in the Life underwriting result was primarily due to a decrease in net adverse prior year loss development and increased profitability generated from new and existing business. See Results by Segment below.

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

Income tax expense decreased by $60 million, from $129 million in 2010 to $69 million in 2011. The decrease in the income tax expense was primarily due to the Company’s taxable jurisdictions generating a lower pre-tax income in 2011 compared to 2010. See Corporate and Other—Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Corporate & Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global (Non-U.S.) Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 20 to Consolidated Financial Statements included in Item 8 of Part II of this report.

Non-life Segment

North America

The North America sub-segment is comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist primarily of agriculture, property and motor business. Casualty is considered to be long-tail, while credit/surety and multiline are considered to have a medium tail. The casualty line typically tends to have a higher loss ratio and a lower technical result, due to the long-tail nature of the risks involved. Casualty treaties typically provide for investment income on premiums invested over a longer period as losses are typically paid later than for other lines. Investment income, however, is not considered in the calculation of technical result.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Gross premiums written	$1,221	11%	$1,104	7%	$1,028
Net premiums written	1,219	11	1,104	8	1,026
Net premiums earned	$1,176	4	$1,135	9	$1,038
Losses and loss expenses	(816)	10	(741)	28	(577)
Acquisition costs	(291)	5	(276)	(4)	(288)

Technical result (1)	$69	(41)	$118	(32)	$173
Loss ratio (2)	69.4%		65.3%		55.6%
Acquisition ratio (3)	24.7		24.3		27.8

Technical ratio (4)	94.1%		89.6%		83.4%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 27%, 24% and 22% of total net premiums written in 2012, 2011 and 2010, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012				2011				2010
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$520	43%	$484	41%	$440	40%	$434	38%	$431	42%	$430	41%
Property	238	20	227	19	198	18	218	19	261	26	271	26
Agriculture	231	19	231	20	222	20	223	20	87	8	88	9
Credit/Surety	54	4	54	5	53	5	60	5	62	6	61	6
Multiline	89	7	87	7	79	7	77	7	53	5	55	5
Motor	51	4	65	6	95	8	100	9	111	11	113	11
Other	36	3	28	2	17	2	23	2	21	2	20	2

Total	$1,219	100%	$1,176	100%	$1,104	100%	$1,135	100%	$1,026	100%	$1,038	100%

2012 compared to 2011

Gross and net premiums written increased by 11% and net premiums earned increased by 4% in 2012 compared to 2011. The increases in gross and net premiums written were driven by most lines of business, except the motor line, and were most pronounced in the casualty and property lines of business. The increase in the casualty line of business was primarily driven by new business written and higher upward prior year premium adjustments. The increase in the property line of business was due to new business written. These increases in gross and net premiums written were partially offset by reductions in the motor line of business as a result of non-renewals of certain treaties. The increase in net premiums earned was lower than the increase in gross and net premiums written due to the earning of the reduced level of premiums written in 2011, primarily in the property line as a result of cancellations and lower renewals, and due to the impact of the new casualty and property business in 2012 being written on a proportional basis, which is yet to be fully reflected in net premiums earned. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms and conditions in most markets deteriorating slightly, and price increases generally in loss affected markets only, the Company was able to write business that met its portfolio objectives.

2011 compared to 2010

Gross and net premiums written and net premiums earned increased by 7%, 8% and 9%, respectively, in 2011 compared to 2010. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line of business and were mainly driven by increased demand, higher agricultural commodity prices and lower downward premium adjustments. The increase in gross and net premiums written and net premiums earned was partially offset by decreases in certain lines, primarily in the property line, driven by cancellations and lower renewals due to increased retentions and reductions in pricing, as well as higher downward premium adjustments in 2011.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012		2011		2010
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$8	99.3%	$(21)	101.9%	$13	98.9%
Large catastrophic losses and large losses (1)	(157)	13.4	(50)	4.4	(5)	0.5
Prior accident years technical result and ratio
Net favorable prior year loss development	218	(18.6)	189	(16.7)	165	(16.0)

Technical result and ratio, as reported	$69	94.1%	$118	89.6%	$173	83.4%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2012 compared to 2011

The decrease of $49 million in the technical result (and the corresponding increase of 4.5 points on the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses and large losses—an increase of $107 million (increase of 9.0 points on the technical ratio) from $50 million (4.4 points on the technical ratio) related to the U.S. tornadoes in 2011 to $157 million (13.4 points on the technical ratio) related to the U.S. drought and Superstorm Sandy in 2012.

This factor driving the decrease in the technical result in 2012 compared to 2011 was partially offset by:

•

Net favorable prior year loss development—an increase of $29 million (decrease of 1.9 points on the technical ratio) from $189 million (16.7 points on the technical ratio) in 2011 to $218 million (18.6 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, with the casualty line of business being the most pronounced. The net favorable loss development for prior accident years of $189 million in 2011 is described below.

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—an increase in the technical result (and corresponding decrease in the technical ratio) due to a lower level of mid-sized loss activity, higher upward premium adjustments in 2012 compared to 2011 and normal fluctuations in profitability between periods.

2011 compared to 2010

The decrease of $55 million in the technical result (and the corresponding increase of 6.2 points on the technical ratio) in 2011 compared to 2010 was primarily attributable to:

•

Large catastrophic losses and large losses—an increase of $45 million (increase of 3.9 points on the technical ratio) from $5 million (0.5 points on the technical ratio) related to Deepwater Horizon in 2010 to $50 million (4.4 points on the technical ratio) related to the U.S. tornadoes in 2011.

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to the change in the mix of business towards the agriculture line, which generally carries a higher loss ratio compared to most of the other lines of business in this sub-segment. In addition, the decrease in the technical result was also due to the impact of declining pricing and profitability of the business and a higher level of mid-sized loss activity.

These factors driving the decrease in the technical result in 2011 compared to 2010 were partially offset by:

•

Net favorable prior year loss development—an increase of $24 million (decrease of 0.7 points on the technical ratio) from $165 million (16.0 points on the technical ratio) in 2010 to $189 million (16.7 points on the technical ratio) in 2011. The net favorable loss development for prior accident years in 2011 was driven by most lines of business, predominantly the casualty line, while the credit/surety and motor lines experienced combined adverse loss development for prior years of $11 million. The net favorable loss development for prior accident years in 2010 was driven by most lines of business, predominantly the casualty and agriculture lines, while the motor line experienced adverse loss development for prior accident years of $8 million.

2013 Outlook

During the January 1, 2013 renewals, the Company observed a fairly stable environment with competitive conditions in most markets and price increases in loss affected lines. The expected premium volume from the Company’s January 1, 2013 renewal increased compared to the prior year primarily as a result of new business. The agriculture business renewals remain largely in process and are expected to be completed in the first quarter of 2013, however, management expects a significant increase in premium in this line compared to the prior year due to new business. Management expects a continuation of the observed trends in pricing and conditions during the remainder of 2013.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 83%, 84% and 82% of net premiums written in 2012, 2011 and 2010, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Gross premiums written	$684	—%	$682	(25)%	$909
Net premiums written	681	—	678	(24)	898
Net premiums earned	$678	(11)	$759	(17)	$914
Losses and loss expenses	(415)	(27)	(567)	(19)	(702)
Acquisition costs	(167)	(12)	(191)	(16)	(227)

Technical result	$96	NM	$1	NM	$(15)
Loss ratio	61.3%		74.7%		76.8%
Acquisition ratio	24.6		25.1		24.9

Technical ratio	85.9%		99.8%		101.7%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 15%, 15% and 19% of total net premiums written in 2012, 2011 and 2010, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012				2011				2010
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Property	$419	61%	$440	65%	$476	70%	$509	67%	$595	66%	$581	64%
Casualty	75	11	74	11	70	10	82	11	105	12	121	13
Motor	187	28	164	24	132	20	168	22	198	22	212	23

Total	$681	100%	$678	100%	$678	100%	$759	100%	$898	100%	$914	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies in 2012 compared to 2011, and of a weaker U.S. dollar compared to most currencies in 2011 compared to 2010, on gross and net premiums written and net premiums earned:

	Gross premiums written	Net premiums written	Net premiums earned
2012 compared to 2011
Increase (decrease) in original currency	4%	4%	(6)%
Foreign exchange effect	(4)	(4)	(5)

Increase (decrease) as reported in U.S. dollars	—%	—%	(11)%
2011 compared to 2010
Decrease in original currency	(27)%	(26)%	(21)%
Foreign exchange effect	2	2	4

Decrease as reported in U.S. dollars	(25)%	(24)%	(17)%

2012 compared to 2011

Gross and net premiums written increased by 4% and net premiums earned decreased by 6% on a constant foreign exchange basis in 2012 compared to 2011. The increases in gross and net premiums written were primarily due to new business written in the motor line of business, partially offset by decreases in the property line of business. The decreases in the property line were driven by the effects of the Company’s decisions in prior periods to reduce certain business to reposition its portfolio. Net premiums earned decreased in 2012 compared to 2011 due to the earning of the reduced level of premiums written in 2011 given a significant percentage of the business is written on a proportional basis with the impact of these reductions reflected in net premiums earned over time, and the new business written in 2012 is yet to be fully reflected in net premiums earned. Notwithstanding the continued soft market conditions, with terms and conditions stable and price increases only observed in loss affected markets, the Company was able to write business that met its portfolio objectives.

2011 compared to 2010

Gross and net premiums written and net premiums earned decreased by 27%, 26% and 21% on a constant foreign exchange basis, respectively, in 2011 compared to 2010. The decreases in gross and net premiums written and net premiums earned resulted from all lines of business and were mainly driven by the effects of the Company’s decision to cancel or reduce business due to lower pricing in competitive markets, the repositioning of the Company’s portfolio following the integration of Paris Re’s business, which included reducing catastrophe-exposed business in the property line, and higher retentions by cedants. The decrease in net premiums earned was less pronounced than the decreases in gross and net premiums written due to the impact of continuing to earn the higher level of net premiums written in 2010 during 2011, given most business in this sub-segment is written on a proportional basis.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012		2011		2010
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$(16)	102.5%	$34	95.4%	$43	95.3%
Large catastrophic losses (1)	(2)	0.3	(149)	19.7	(156)	17.1
Prior accident years technical result and ratio
Net favorable prior year loss development	114	(16.9)	116	(15.3)	98	(10.7)

Technical result and ratio, as reported	$96	85.9%	$1	99.8%	$(15)	101.7%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2012 compared to 2011

The increase of $95 million in the technical result (and the corresponding decrease of 13.9 points on the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses—a decrease of $147 million (decrease of 19.4 points on the technical ratio) from $149 million (19.7 points on the technical ratio) related to the Thailand Floods, the February and June 2011 New Zealand Earthquakes, Japan Earthquake and Australian Floods in 2011 to $2 million (0.3 points on the technical ratio) related to Superstorm Sandy in 2012.

This factor driving the increase in the technical result in 2012 compared to 2011 was partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result due to a lower level of net premiums earned in 2012 compared to 2011, including a decrease in the catastrophe exposed business, which in the absence of catastrophic losses, directly reduces the technical result (and increases the technical ratio). In addition, the decrease in the technical result was due to a higher level of mid-sized loss activity and lower pricing, partially offset by normal fluctuations in profitability between periods.

•

Net favorable prior year loss development—a decrease of $2 million (decrease of 1.6 points on the technical ratio due to the lower level of net premiums earned in 2012) from $116 million (15.3 points on the technical ratio) in 2011 to $114 million (16.9 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years of $116 million in 2011 is described below.

2011 compared to 2010

The increase of $16 million in the technical result (and the corresponding decrease of 1.9 points on the technical ratio) in 2011 compared to 2010 was primarily attributable to:

•

Net favorable prior year loss development—an increase of $18 million (decrease of 4.6 points on the technical ratio) from $98 million (10.7 points on the technical ratio) in 2010 to $116 million (15.3 points on the technical ratio) in 2011. The net favorable loss development for prior accident years in

2011 was driven by all lines of business, with the motor line being the most pronounced. The net favorable loss development for prior accident years in 2010 was driven by all lines of business, and was most pronounced in the property line.

•

Large catastrophic losses—a decrease of $7 million (increase of 2.6 points on the technical ratio due to the lower level of net premiums earned in 2011) from $156 million (17.1 points on the technical ratio) in 2010 related to the Chile Earthquake and 2010 New Zealand Earthquake to $149 million (19.7 points on the technical ratio) related to the Thailand Floods, the February and June 2011 New Zealand Earthquakes, Japan Earthquake and Australian Floods in 2011.

These factors driving the increase in the technical result in 2011 compared to 2010 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses—a modest decrease in the technical result due to a lower level of net premiums earned in 2011 compared to 2010 and normal fluctuations in profitability between periods.

2013 Outlook

During the January 1, 2013 renewals, the Company generally observed a fairly stable environment with continuing competitive conditions in most markets. Modest price increases were observed in certain loss affected markets, while price reductions were observed in other markets. Overall, the expected premium volume from the Company’s January 1, 2013 renewal, at constant foreign exchange rates, increased compared to the prior year renewal primarily as a result of new business. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2013.

Global (Non-U.S.) Specialty

The Global (Non-U.S.) Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering and marine are considered to have a medium tail, while specialty casualty is considered to be long-tail.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Gross premiums written	$1,505	4%	$1,446	(2)%	$1,479
Net premiums written	1,415	5	1,344	(3)	1,391
Net premiums earned	$1,373	—	$1,376	(2)	$1,405
Losses and loss expenses	(821)	(14)	(950)	(3)	(985)
Acquisition costs	(321)	(2)	(328)	12	(292)

Technical result	$231	135	$98	(24)	$128
Loss ratio	59.8%		69.1%		70.0%
Acquisition ratio	23.4		23.8		20.8

Technical ratio	83.2%		92.9%		90.8%

Premiums

The Global (Non-U.S.) Specialty sub-segment represented 31%, 30% and 29% of total net premiums written in 2012, 2010 and 2011, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012				2011				2010
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Aviation/Space	$217	15%	$215	15%	$211	16%	$217	16%	$223	16%	$220	16%
Credit/Surety	273	19	261	19	272	20	279	20	229	17	223	16
Engineering	171	12	176	13	183	14	198	14	187	13	195	14
Energy	95	7	100	7	111	8	112	8	108	8	120	9
Marine	313	22	298	22	271	20	253	18	279	20	261	19
Specialty casualty	101	7	90	7	108	8	112	8	155	11	174	12
Specialty property	164	12	150	11	134	10	129	10	116	8	106	7
Other	81	6	83	6	54	4	76	6	94	7	106	7

Total	$1,415	100%	$1,373	100%	$1,344	100%	$1,376	100%	$1,391	100%	$1,405	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies in 2012 compared to 2011, and of a weaker U.S. dollar compared to most currencies in 2011 compared to 2010, on gross and net premiums written and net premiums earned:

	Gross premiums written	Net premiums written	Net premiums earned
2012 compared to 2011
Increase in original currency	7%	8%	3%
Foreign exchange effect	(3)	(3)	(3)

Increase (decrease) as reported in U.S. dollars	4%	5%	—%
2011 compared to 2010
Decrease in original currency	(4)%	(5)%	(6)%
Foreign exchange effect	2	2	4

Decrease as reported in U.S. dollars	(2)%	(3)%	(2)%

2012 compared to 2011

Gross and net premiums written and net premiums earned increased by 7%, 8% and 3% on a constant foreign exchange basis, respectively, in 2012 compared to 2011. The increases in gross and net premiums written and net premiums earned resulted primarily from the marine and specialty property lines of business primarily due to new business written, while the marine line of business also benefitted from upward prior year premium adjustments. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the earning of the reduced level of premiums written in 2011 given a significant percentage of the business is written on a proportional basis with the impact of these reductions reflected in net premiums earned over time, and the new business written in 2012 is yet to be fully reflected in net premiums earned. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, with terms in most markets flat and terms in loss affected lines strengthening, the Company was able to write business that met its portfolio objectives.

2011 compared to 2010

Gross and net premiums written and net premiums earned decreased by 4%, 5% and 6% on a constant foreign exchange basis, respectively, in 2011 compared to 2010. The decrease in gross and net premiums written and net premiums earned resulted from most lines of business and was primarily due to the effects of the Company’s decision to cancel or reduce business as a result of modestly reduced pricing in certain competitive lines of business and the repositioning of the Company’s portfolio following the integration of Paris Re’s business. These decreases were partially offset by an increase in upward prior year premium adjustments reported by cedants in 2011 compared to 2010, which were primarily driven by the energy and engineering lines of business, increases in treaty participations in the credit/surety line of business and new business written in the specialty property line of business.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012		2011		2010
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$66	95.1%	$34	97.5%	$81	94.1%
Large catastrophic losses and large losses(1)	(86)	6.3	(65)	4.8	(124)	8.9
Prior accident years technical result and ratio
Net favorable prior year loss development	251	(18.2)	129	(9.4)	171	(12.2)

Technical result and ratio, as reported	$231	83.2%	$98	92.9%	$128	90.8%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2012 compared to 2011

The increase of $133 million in the technical result (and the corresponding decrease of 9.7 points on the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Net favorable prior year loss development—an increase of $122 million (decrease of 8.8 points on the technical ratio) from $129 million (9.4 points on the technical ratio) in 2011 to $251 million (18.2 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines, while the engineering line experienced adverse loss development for prior accident years of $6 million. The net favorable loss development for prior accident years of $129 million in 2011 is described below.

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to a lower level of mid-sized loss activity in 2012 compared to 2011 and normal fluctuations in profitability between periods, which were partially offset by lower pricing and a lower level of losses recoverable from the retrocessional programs.

These factors driving the increase in the technical result in 2012 compared to 2011 were partially offset by:

•

Large catastrophic losses—an increase of $21 million (increase of 1.5 points on the technical ratio) from $65 million (4.8 points on the technical ratio) related to the 2011 catastrophic events to $86 million (6.3 points on the technical ratio) related to Superstorm Sandy in 2012.

2011 compared to 2010

The decrease of $30 million in the technical result (and the corresponding increase of 2.1 points on the technical ratio) in 2011 compared to 2010 was primarily attributable to:

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity, higher acquisition costs and modestly declining profitability in certain lines of business in 2011 compared to 2010 and normal fluctuations in profitability between periods.

•

Net favorable prior year loss development—a decrease of $42 million (increase of 2.8 points on the technical ratio) from $171 million (12.2 points on the technical ratio) in 2010 to $129 million (9.4 points on the technical ratio) in 2011. The net favorable loss development for prior accident years in 2011 was driven by most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $13 million. The net favorable loss development for prior accident years in 2010 was driven by most lines of business, except for the specialty casualty line, which experienced adverse loss development for prior accident years of $37 million.

These factors driving the decrease in the technical result in 2011 compared to 2010 were partially offset by:

•

Large catastrophic losses and large losses—a decrease of $59 million (decrease of 4.1 points on the technical ratio) from $124 million (8.9 points on the technical ratio) related to the Chile Earthquake and Deepwater Horizon in 2010 to $65 million (4.8 points on the technical ratio) related to the 2011 catastrophic events.

2013 Outlook

During the January 1, 2013 renewals, the Company generally observed price improvements in certain loss affected markets and increased competition and pressure on pricing and terms in other markets. Overall, the expected premium volume from the Company’s January 1, 2013 renewal, at constant foreign exchange rates, increased compared to the prior year renewal as a result of new growth opportunities in several of our specialty lines markets. Management expects a continuation of the observed trends in pricing and terms and conditions during the remainder of 2013.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility from catastrophic losses, as demonstrated by the sub-segment results for 2012, 2011 and 2010, and as a result, profitability in any one year is not necessarily predictive of future profitability. The Catastrophe sub-segment results for 2012 included a comparatively low level of catastrophic losses related to Superstorm Sandy, while the results for 2010 included a comparatively large level of catastrophic losses related to the Chile Earthquake and 2010 New Zealand Earthquake and the results for 2011 included a comparatively significant amount of losses from a high frequency of high severity catastrophic events related to the 2011 catastrophic events. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Gross premiums written	$500	(17)%	$599	(16)%	$716
Net premiums written	453	(19)	562	(13)	646
Net premiums earned	$457	(20)	$574	(15)	$672
Losses and loss expenses	(103)	(93)	(1,459)	271	(393)
Acquisition costs	(42)	64	(26)	(47)	(49)

Technical result	$312	NM	$(911)	NM	$230
Loss ratio	22.4%		254.2%		58.5%
Acquisition ratio	9.3		4.5		7.2

Technical ratio	31.7%		258.7%		65.7%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 10%, 13% and 14% of total net premiums written in 2012, 2011 and 2010, respectively.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies in 2012 compared to 2011, and of a weaker U.S. dollar compared to most currencies in 2011 compared to 2010, on gross and net premiums written and net premiums earned:

	Gross premiums written	Net premiums written	Net premiums earned
2012 compared to 2011
Decrease in original currency	(16)%	(19)%	(19)%
Foreign exchange effect	(1)	—	(1)

Decrease as reported in U.S. dollars	(17)%	(19)%	(20)%
2011 compared to 2010
Decrease in original currency	(18)%	(15)%	(19)%
Foreign exchange effect	2	2	4

Decrease as reported in U.S. dollars	(16)%	(13)%	(15)%

2012 compared to 2011

Gross and net premiums written and net premiums earned decreased by 16%, 19% and 19% on a constant foreign exchange basis, respectively, in 2012 compared to 2011. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company reducing certain exposures during 2012 by cancelling and decreasing certain treaty participations and a lower level of reinstatement premiums. These decreases in gross and net premiums written and net premiums earned were partially offset by new business written in 2012.

2011 compared to 2010

Gross and net premiums written and net premiums earned decreased by 18%, 15% and 19% on a constant foreign exchange basis, respectively, in 2011 compared to 2010. The decreases in gross and net premiums written and net premiums earned were primarily due to the Company’s decision to reduce certain catastrophe exposures and reposition its portfolio following the integration of Paris Re’s business, and were partially offset by new business written, reinstatement premiums related to the 2011 catastrophic events and increases in certain treaty participations.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012		2011		2010
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$338	23.9%	$462	15.4%	$460	31.0%
Large catastrophic losses (1)	(71)	17.6	(1,469)	260.1	(274)	41.2
Prior accident years technical result and ratio
Net favorable prior year loss development	45	(9.8)	96	(16.8)	44	(6.5)

Technical result and ratio, as reported	$312	31.7%	$(911)	258.7%	$230	65.7%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2012 compared to 2011

The increase of $1,223 million in the technical result (and the corresponding decrease of 227.0 points on the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses—a decrease of $1,398 million (decrease of 242.5 points on the technical ratio) from $1,469 million (260.1 points on the technical ratio) related to the 2011 catastrophic events and losses related to aggregate contracts covering losses in Australia and New Zealand in 2011 to $71 million (17.6 points on the technical ratio) related to Superstorm Sandy in 2012.

This factor driving the increase in the technical result in 2012 compared to 2011 was partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to the reduced book of business and exposure, a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

•

Net favorable prior year loss development—a decrease of $51 million (increase of 7.0 points on the technical ratio) from $96 million (16.8 points on the technical ratio) in 2011 to $45 million (9.8 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 and 2011 were primarily due to favorable loss emergence.

2011 compared to 2010

The decrease of $1,141 million in the technical result (and the corresponding increase of 193.0 points on the technical ratio) in 2011 compared to 2010 was primarily attributable to:

•

Large catastrophic losses—an increase of $1,195 million (increase of 218.9 points on the technical ratio) from $274 million (41.2 points on the technical ratio) related to the 2010 catastrophic events and large losses related to an aggregate contract covering losses in Australia and New Zealand in 2010 to $1,469 million (260.1 points on the technical ratio) related to the 2011 catastrophic events and losses related to aggregate contracts covering losses in Australia and New Zealand in 2011. The large catastrophic losses in 2011 include a specific IBNR reserve of $48 million related to the 2011 catastrophic events, above the sum of recorded point estimates, given the high frequency of, and uncertainty related to, these complex and volatile events.

•

The current accident year technical result, adjusted for large catastrophic losses—a modest increase in the technical result (and corresponding decrease in the technical ratio) due to a decrease in losses and loss expenses related to business written by Paris Re and a lower level of mid-sized loss activity, partially offset by the reduced book of business and exposure and normal fluctuations in profitability between periods.

This factor driving the decrease in the technical result in 2011 compared to 2010 were partially offset by:

•

Net favorable prior year loss development—an increase of $52 million (increase of 10.3 points on the technical ratio) from $44 million (6.5 points on the technical ratio) in 2010 to $96 million (16.8 points on the technical ratio) in 2011. The net favorable loss development for prior accident years in 2011 and 2010 was primarily due to favorable loss emergence.

2013 Outlook

During the January 1, 2013 renewals, the Company observed pricing that was either flat or slightly lower in most markets compared to the prior year renewal. The exception to this was in certain loss affected markets, where modest price increases were observed. The expected premium volume from the Company’s January 1, 2013 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal primarily as a result of modestly declining market conditions and cedants retaining more business. Management expects a continuation of these trends for the remainder of 2013.

Life Segment

The following table provides the components of the allocated underwriting result for this segment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Gross premiums written	$802	2%	$790	5%	$749
Net premiums written	799	2	786	6	742
Net premiums earned	$795	—	$792	7	$744
Life policy benefits	(647)	(1)	(650)	4	(624)
Acquisition costs	(116)	(1)	(117)	1	(116)

Technical result	$32	27	$25	583	$4
Other income	4	475	1	(62)	2
Other operating expenses	(52)	(1)	(53)	(7)	(57)
Net investment income	64	(3)	66	(8)	71

Allocated underwriting result (1)	$48	23	$39	94	$20

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life segment represented 17%, 18% and 16% of total net premiums written in 2012, 2011 and 2010, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012				2011				2010
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Mortality	$531	66%	$528	66%	$563	71%	$569	72%	$517	70%	$519	70%
Longevity	247	31	247	31	202	26	202	25	205	27	205	27
Health	21	3	20	3	21	3	21	3	20	3	20	3

Total	$799	100%	$795	100%	$786	100%	$792	100%	$742	100%	$744	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies in 2012 compared to 2011, and of a weaker U.S. dollar compared to most currencies in 2011 compared to 2010, on gross and net premiums written and net premiums earned:

	Gross premiums written	Net premiums written	Net premiums earned
2012 compared to 2011
Increase in original currency	6%	6%	5%
Foreign exchange effect	(4)	(4)	(5)

Increase as reported in U.S. dollars	2%	2%	—%
2011 compared to 2010
Increase in original currency	1%	2%	3%
Foreign exchange effect	4	4	4

Increase as reported in U.S. dollars	5%	6%	7%

2012 compared to 2011

Gross and net premiums written and net premiums earned increased by 6%, 6% and 5% on a constant foreign exchange basis, respectively, in 2012 compared to 2011. The increases in gross and net premiums written resulted from the longevity line driven by new business written during the fourth quarter of 2011, which was partially offset by a decrease in the GMDB business in the mortality line.

2011 compared to 2010

Gross and net premiums written and net premiums earned increased by 1%, 2% and 3% on a constant foreign exchange basis, respectively, in 2011 compared to 2010. The increase in gross and net premiums written and net premiums earned was primarily due to new business written during 2010 in the longevity line, which is fully reflected in 2011, as well as new business and growth in the mortality line. These increases in gross and net premiums written and net premiums earned were partially offset by a decrease related to the restructuring of a longevity treaty.

Allocated underwriting result

2012 compared to 2011

The allocated underwriting result increased by $9 million, from $39 million in 2011 to $48 million in 2012. The increase was primarily due to an increased level of net favorable prior year loss development of $13 million in the mortality line of business, as described below. To a lesser extent, the increase was due to improvements in the profitability of the longevity line of business driven by the new business written during the fourth quarter of 2011 and an increase in other income due to a higher volume of insurance-linked securities and treaties accounted for using deposit accounting, where the Company earns a margin. These increases were partially offset by an increase in claims activity on certain long-term treaties in the mortality line of business.

The increase in the net favorable prior year loss development of $13 million reflects net favorable loss development of $14 million in 2012 compared to net favorable loss development of $1 million in 2011. The net favorable prior year loss development of $14 million in 2012 was primarily due to the GMDB business, mainly driven by improvements in the capital markets, and due to certain short-term treaties in the mortality line of business. The net favorable prior year loss development of $1 million in 2011 is described below.

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

The decrease in the net adverse prior year loss development of $13 million in 2011, reflected $1 million of net favorable prior year loss development in 2011 compared to $12 million of net adverse prior year loss development in 2010. The modest net favorable prior year loss development of $1 million in 2011 was the net result of favorable prior year loss development of $11 million related to certain mortality treaties and the GMDB business, which was almost entirely offset by adverse prior year loss development related to disability riders on certain short-term non-proportional treaties in the mortality line. The net adverse prior year loss development of $12 million in 2010 was primarily driven by adverse development of $23 million due to an improvement in mortality trend related to an impaired life annuity treaty in the longevity line and adverse development on certain mortality treaties. This adverse development was partially offset by favorable prior year loss development of $17 million resulting from the GMDB business.

Net investment income decreased by $5 million, from $71 million in 2010 to $66 million in 2011 primarily due to a decrease in the funds held balance related to the restructuring of a longevity treaty and lower positive adjustments on funds held contracts reported by cedants.

2013 Outlook

The acquisition of Presidio, which will be reported in the Life segment from January 1, 2013, is expected to result in substantial overall premium growth in the Life segment in 2013 and beyond. Currently, Presidio principally operates as an MGU, writing all of its business on behalf of third party insurance companies and earning a fee for producing the business. The third party insurance companies then cede a portion of the original business written through quota-share reinsurance agreements to Presidio’s reinsurance subsidiary, such that Presidio participates in the original premiums and losses incurred related to the business it has produced and ensuring an alignment of interests with the third party insurance companies. During 2013, the Company will obtain the necessary licenses and approvals to write this business directly itself and will transition these relationships from the third party insurance companies.

In terms of the Company’s existing Life portfolio, the majority of the premium arises from in-force contracts that are written on a continuous basis. The active January 1 renewals impact a relatively limited portion of the in-force premium in the mortality line. For those treaties that actively renewed, pricing conditions and terms were generally unchanged from the January 1, 2012 renewals. The expected premium volume from the Company’s January 1, 2013 renewal, at constant foreign exchange rates, increased due to new short-term mortality business. Management expects moderate continued growth in the Company’s existing Life portfolio in 2013, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Non-life
Property and casualty
Casualty	13%	11%	11%
Motor	5	5	7
Multiline and other	3	2	2
Property	14	15	18
Specialty
Agriculture	7	7	4
Aviation / Space	5	5	5
Catastrophe	10	13	14
Credit / Surety	7	7	6
Energy	2	2	2
Engineering	4	4	4
Marine	7	6	6
Specialty casualty	2	2	3
Specialty property	4	3	2
Life	17	18	16

Total	100%	100%	100%

The changes in the distribution of net premiums written by line of business between 2012, 2011 and 2010 reflected the Company’s response to existing market conditions, with the comparison between 2011 and 2010 specifically affected by the repositioning of its portfolio following the integration of Paris Re and the reduction of catastrophe exposed business. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Casualty: the increase in the distribution of net premiums written in 2012 compared to 2011 was driven primarily by new business written and higher upward prior year premium adjustments in the North America sub-segment.

•

Property: the decrease in the distribution of net premiums written between 2012, 2011 and 2010 was driven primarily by the effects of the Company’s decisions to reduce certain exposures, lower pricing and the repositioning of its portfolio following the integration of Paris Re’s business, which included reducing the level of catastrophe exposed business.

•

Agriculture: the increase in the distribution of net premiums written in 2012 and 2011 compared to 2010 was driven by increased demand, higher agricultural commodity prices and lower downward premium adjustments in the North America sub-segment.

•

Catastrophe: the decrease in the distribution of net premiums written in 2012 compared to 2011 was due to the Company reducing certain exposures by cancelling and decreasing treaty participations. The decrease in the distribution of net premiums written in 2011 compared to 2010 was driven by the repositioning of the Company’s portfolio following the integration of Paris Re, which included reducing the level of catastrophe exposed business. Given the absolute decrease in Catastrophe net premiums written was 13%, the percentage distribution by line of business only decreased by 1% in 2011 compared to 2010 due to significant decreases in other lines of business.

2013 Outlook

Based on information received from cedants and brokers during the January 1, 2013 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2013 renewals continue through the year, Management expects the distribution of net premiums written by lines to be broadly comparable to 2012. The exceptions to this are expected to be an increase in the agriculture line of business due to new business and an increase in the Life segment due to the Presidio acquisition, and a modest decline in the Catastrophe sub-segment due to lower January 1, 2013 renewals and increases in other lines of business.

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

The distribution of gross premiums written by reinsurance type for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Non-life segment
Proportional	50%	47%	47%
Non-proportional	25	27	31
Facultative	8	9	7
Life segment (1)	17	17	15

Total	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for the periods presented are written on a proportional basis.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between 2012 and 2011 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment. This shift was driven by an increase in the casualty and property lines of business in the North America sub-segment and by a reduction in the business written in the Catastrophe sub-segment.

The changes in the distribution of gross premiums written by reinsurance type between 2011 and 2010 primarily reflect a shift from non-proportional business to facultative business in the Non-life segment and a shift in mix from the Non-life segment to the Life segment. The shift from non-proportional to facultative business was driven by a reduction in catastrophe exposed business, new business written and positive premium adjustments. The shift in the mix of business from the Non-life segment to the Life segment results from the decreases in gross premiums written following the cancellation and reduction of business and the repositioning of the Company’s portfolio in certain lines of the Non-life segment compared to increases in gross premiums written in the Life segment.

2013 Outlook

Based on renewal information from cedants and brokers during the January 1, 2013 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2013 renewals continue through the year, Management expects the relative distribution of gross premiums written by reinsurance type to shift modestly from non-proportional business to proportional business. This expected shift in the distribution of gross premiums written reflects the expected increase in the agriculture line of business as described above, which is primarily written on a proportional basis, and a modest decline in the Catastrophe sub-segment’s gross premiums written as described above, which is primarily written on a non-proportional basis.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Europe	41%	41%	43%
North America	37	36	36
Asia, Australia and New Zealand	11	12	10
Latin America, Caribbean and Africa	11	11	11

Total	100%	100%	100%

The distribution of gross premiums written in 2012 was comparable to 2011.

The decrease in the distribution of gross premiums written in Europe in 2011 compared to 2010 was primarily driven by the cancellation and reduction of business and the repositioning of the Company’s portfolio following the integration of Paris Re. This decrease was partially offset by higher gross premiums written in the Company’s Life segment and the impact of foreign exchange fluctuations, as premiums denominated in currencies that have appreciated against U.S. dollar were converted into U.S. dollar at higher average exchange rates.

2013 Outlook

Based on information received from cedants and brokers during the January 1, 2013 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2013 renewals continue through the year and based on constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2013 to shift modestly from most geographic regions to North America as a result of the expected increases in gross premiums written in the agriculture line of business and the Life segment as described above.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Broker	69%	72%	73%
Direct	31	28	27

Total	100%	100%	100%

The percentage of gross premiums written through brokers in 2012 decreased compared to 2011 due to a decrease in the business written through brokers, and an increase in the business written directly, in the Company’s Global (Non-U.S.) P&C and Specialty sub-segments and a decrease related to certain treaties written through brokers in the Catastrophe sub-segment. The percentage of gross premiums written through brokers in 2011 was comparable to 2010.

2013 Outlook

Based on information received from cedants and brokers during the January 1, 2013 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2013 renewals continue through the year, Management expects the production source of gross premiums written in 2013 to be comparable to 2012.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Fixed maturities	$513	(9)%	$562	(3)%	$580
Short-term investments, cash and cash equivalents	3	(24)	4	(55)	8
Equities	26	32	20	(5)	21
Funds held and other	44	(11)	49	(6)	53
Funds held – directly managed	29	(23)	38	(27)	52
Investment expenses	(44)	1	(44)	5	(41)

Net investment income	$571	(9)	$629	(6)	$673

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

2012 compared to 2011

Net investment income decreased in 2012 compared to 2011 primarily due to:

•	a decrease in net investment income from fixed maturities as a result of lower reinvestment rates;

•

a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, which was driven by the release of assets due to the run-off of the underlying liabilities; and

•	the strengthening of the U.S. dollar, on average, in 2012 compared to 2011, which contributed a 1% decrease in net investment income; partially offset by

•	an increase in dividends received from equities in 2012.

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

2013 Outlook

Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2013 compared to 2012 primarily due to lower reinvestment rates with low yields expected to continue throughout 2013. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

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

The components of net realized and unrealized investment gains for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions of U.S. dollars):

	2012	2011	2010
Net realized investment gains on fixed maturities and short-term investments	$173	$157	$173
Net realized investment gains on equities	72	91	45
Net realized investment losses on other invested assets	(16)	(176)	(68)
Change in net unrealized investment (losses) gains on other invested assets	(9)	(46)	4
Change in net unrealized investment gains on fixed maturities and short-term investments	186	128	143
Change in net unrealized investment gains (losses) on equities	66	(102)	65
Net other realized and unrealized investment gains	6	4	13
Net realized and unrealized investment gains on funds held – directly managed	16	11	27

Net realized and unrealized investment gains	$494	$67	$402

2012 compared to 2011

Net realized and unrealized investment gains increased by $427 million, from $67 million in 2011 to $494 million in 2012. The net realized and unrealized investment gains of $494 million in 2012 were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $494 million in 2012 primarily consisted of the change in net unrealized investment gains on fixed maturities, short-term investments and equities of $252 million and net realized investment gains on fixed maturities, short-term investments and equities of $245 million.

Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $25 million in 2012 and primarily related to realized losses on treasury note futures. Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $222 million in 2011 and are described below.

Net realized and unrealized investment gains on funds held – directly managed of $16 million and $11 million in 2012 and 2011, respectively, primarily related to net realized gains and the change in net unrealized investment gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by decreases in risk-free interest rates.

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

Other Operating Expenses

The Company’s total other operating expenses for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions of U.S. dollars):

	2012	% Change	2011	% Change	2010
Other operating expenses	$411	(5)%	$435	(19)%	$540

Other operating expenses represent 9.2%, 9.4% and 11.3% of net premiums earned (both Non-life and Life) for the years ended December 31, 2012, 2011 and 2010, respectively. Other operating expenses included in Corporate and Other were $102 million, $99 million and $166 million, of which $88 million, $83 million and $151 million are related to corporate activities for the years ended December 31, 2012, 2011 and 2010, respectively.

2012 compared to 2011

Other operating expenses decreased by 5% in 2012 compared to 2011 primarily due to the impact of foreign exchange fluctuations which decreased other operating expenses by 3% due to the stronger U.S. dollar. To a lesser extent, the decrease was also due to decreases in information technology, banking-related and travel costs.

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

The Company’s income tax expense and effective income tax rate for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions of U.S. dollars):

	2012	2011	2010
Income tax expense	$204	$69	$129
Effective income tax rate	15.3%	(15.3)%	13.1%

2012 compared to 2011

Income tax expense and the effective income tax rate during 2012 were $204 million and 15.3%, respectively. Income tax expense and the effective income tax rate during 2012 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates reflects net favorable prior year loss development and net realized and unrealized investment gains, which were partially offset by catastrophe losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains, which were partially offset by catastrophe losses.

Income tax expense and the effective income tax rate during 2011 were $69 million and (15.3)%, respectively. Income tax expense and the effective income tax rate during 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net loss recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates with no associated tax benefit, which were driven by losses related to the 2011 catastrophic events. The Company’s taxable jurisdictions recorded pre-tax net income and an income tax expense, which resulted from a relatively low level of catastrophe losses and realized and unrealized investment gains. The income tax expense recorded by the Company’s taxable jurisdictions was partially offset by the recognition of a tax benefit during 2011 related to the expiration of the statute of limitations of uncertain tax positions following the completion of certain tax examinations.

2011 compared to 2010

Income tax expense and the effective income tax rate during 2011 were $69 million and (15.3)%, respectively. Income tax expense and the effective income tax rate during 2011 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions, as described above.

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

Liability funds (including funds held – directly managed) represent invested assets supporting the net reinsurance liabilities, defined as the Company’s operating and reinsurance liabilities net of reinsurance assets, and are invested primarily in high quality fixed maturity securities. The preservation of liquidity and protection of capital are the primary investment objectives for these assets. The portfolio managers are required to adhere to investment guidelines as to minimum ratings and issuer and sector concentration limitations. Liability funds are invested in a way that generally matches them to the corresponding liabilities (referred to as asset-liability matching) in terms of both duration and major currency composition to provide the Company with a natural hedge against changes in interest and foreign exchange rates. In addition, the Company utilizes certain derivatives to further protect against changes in interest and foreign exchange rates.

Capital funds represent shareholder capital of the Company and are invested in a diversified portfolio with the objective of maximizing investment return, subject to prudent risk constraints. Capital funds contain most of the asset classes typically viewed as offering a higher risk and higher return profile, subject to risk assumption and portfolio diversification guidelines which include issuer and sector concentration limitations. Capital funds may be invested in investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The Company believes that an allocation of a portion of its investments to equities is both prudent and desirable, as it helps to achieve broader asset diversification (lower risk) and maximizes the portfolio’s total return over time. The Company’s total invested assets at December 31, 2012 and 2011 were split between liability and capital funds as follows (in millions of U.S. dollars):

	2012	% of Total Invested Assets	2011	% of Total Invested Assets
Liability funds	$10,723	59%	$11,144	62%
Capital funds	7,453	41	6,923	38

Total	$18,176	100%	$18,067	100%

The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at December 31, 2012 compared to December 31, 2011 primarily reflects a decrease in unpaid losses and loss expenses which was largely driven by a significant level of loss payments related to the 2011 catastrophic events. The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. At December 31, 2012, approximately 48% of the capital funds were invested in investment grade fixed income securities.

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

Overview

Total investments and cash were $17.1 billion at December 31, 2012 compared to $16.6 billion at December 31, 2011. The major factors resulting in the increase during 2012 were:

•	net cash provided by operating activities of $693 million; and

•

net realized and unrealized gains related to the investment portfolio of $478 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $359 million (reflecting narrowing credit spreads and decreasing U.S. and European risk-free interest rates) and an increase in the equity portfolio of $138 million, which were partially offset by a decrease in other invested assets of $25 million (primarily driven by realized losses on treasury note futures—see discussion related to duration below); partially offset by

•

a net decrease of $474 million, due to the repurchase of common shares of $533 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $59 million;

•	dividend payments on common and preferred shares totaling $218 million; and

•

various other factors which net to approximately $14 million, the largest being the amortization of net premium on investments, which is partially offset by the effect of a weaker U.S. dollar at December 31, 2012 relative to most major currencies.

Trading securities

The following discussion relates to the composition of the Company’s trading securities, the Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2012, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at December 31, 2012 and 2011 were as follows:

	2012		2011
Average credit quality	A		AA
Average yield to maturity	2.0%		2.4%
Expected average duration	2.7	years	2.9	years

The lower average credit quality at December 31, 2012 compared to December 31, 2011, reflects the impact of Standard & Poor’s decision in January 2012 to downgrade nine European sovereign governments (the Eurozone downgrade) and also reflects a shift in asset allocation to corporate securities from non-U.S. sovereign government, supranational and government related securities (which are predominantly rated AAA and AA). While other ratings agencies did not take a similar rating action, it is the Company’s policy to use Standard & Poor’s ratings, when available, to rate its investments.

The decrease in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at December 31, 2012 compared to December 31, 2011, was primarily due to narrowing credit spreads and declining U.S. and European risk-free interest rates.

For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 3.5 years to 2.7 years at December 31, 2012, and reflects the Company’s decision to hedge against potential rises in risk-free interest rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 6.5% for the year ended December 31, 2012, compared to 4.2% in 2011. The higher total accounting return in 2012 was mainly due to narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free interest rates, while 2011 was primarily impacted by declines in U.S. and European risk-free interest rates, which were partially offset by widening credit spreads.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at December 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
December 31, 2012	Cost(1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,092	$1,113	$—	$1,113	$—	$—	$—
U.S. government sponsored enterprises	17	18	—	18	—	—	—
U.S. states, territories and municipalities	232	243	7	—	—	3	233
Non-U.S. sovereign government, supranational and government related	2,221	2,376	872	1,401	92	11	—
Corporate	6,198	6,656	427	625	3,089	2,153	362
Asset-backed securities	701	723	153	117	80	13	360
Residential mortgage-backed securities	3,129	3,200	385	2,672	57	—	86
Other mortgage-backed securities	64	66	55	—	7	2	2

Total fixed maturities	13,654	14,395	1,899	5,946	3,325	2,182	1,043
Short-term investments	151	151	16	110	14	4	7

Total fixed maturities and short term investments	13,805	14,546	$1,915	$6,056	$3,339	$2,186	$1,050
Equities	1,000	1,094

Total	$14,805	$15,640
% of Total fixed maturities and short-term investments			13%	42%	23%	15%	7%

			Credit Rating(2)
December 31, 2011	Cost(1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,060	$1,090	$—	$1,090	$—	$—	$—
U.S. government sponsored enterprises	25	26	—	26	—	—	—
U.S. states, territories and municipalities	118	124	7	—	4	1	112
Non-U.S. sovereign government, supranational and government related	2,807	2,964	2,439	432	85	8	—
Corporate	5,461	5,747	622	579	2,672	1,568	306
Asset-backed securities	626	634	189	40	115	3	287
Residential mortgage-backed securities	3,225	3,283	206	2,968	31	—	78
Other mortgage-backed securities	72	74	60	—	10	2	2

Total fixed maturities	13,394	13,942	3,523	5,135	2,917	1,582	785
Short-term investments	42	42	29	8	4	1	—

Total fixed maturities and short term investments	13,436	13,984	$3,552	$5,143	$2,921	$1,583	$785
Equities	918	945

Total	$14,354	$14,929
% of Total fixed maturities and short-term investments			25%	37%	21%	11%	6%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The increase in the fair value of the Company’s fixed maturities of $0.5 billion from $13.9 billion at December 31, 2011 to $14.4 billion at December 31, 2012, primarily reflects an increase in the market value of the portfolio due to narrowing credit spreads and modest decreases in U.S. and European risk-free interest rates. At December 31, 2012, the Company’s fixed maturities also reflect a reallocation to corporate securities from the non-U.S. sovereign government, supranational and government related category compared to December 31, 2011, which reflects the Company’s decision to move into higher yielding investments.

The decrease in the Company’s AAA rated securities, as a percentage of its total fixed maturities and short-term investments, from 25% at December 31, 2011 to 13% at December 31, 2012, and the corresponding increases in AA, A and BBB rated securities at December 31, 2012 compared to December 31, 2011, largely reflects the Eurozone downgrade and the reallocation to corporate securities during 2012, discussed above.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At December 31, 2012, 68% of this category was rated AA with the remaining 32%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at December 31, 2012 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
December 31, 2012	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A	BBB
Non-European Union
Canada	$159	$—	$368	$527	$200	$247	$80	$—
Singapore	120	—	—	120	120	—	—	—
All Other	61	—	12	73	—	50	12	11

Total Non-European Union	$340	$—	$380	$720	$320	$297	$92	$11
European Union
France	$543	$—	$50	$593	$—	$593	$—	$—
Germany	370	—	—	370	370	—	—	—
Belgium	267	—	—	267	—	267	—	—
Austria	171	—	—	171	—	171	—	—
Netherlands	140	—	—	140	140	—	—	—
All Other	19	96	—	115	42	73	—	—

Total European Union	$1,510	$96	$50	$1,656	$552	$1,104	$—	$—

Total	$1,850	$96	$430	$2,376	$872	$1,401	$92	$11
% of Total	78%	4%	18%	100%	37%	59%	4%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At December 31, 2012, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at December 31, 2012 were as follows (in millions of U.S. dollars):

December 31, 2012	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,069	$385	$1,454	22%
Consumer noncyclical	770	213	983	15
Communications	364	384	748	11
Utilities	421	265	686	10
Energy	209	279	488	7
Industrials	362	120	482	7
Consumer cyclical	350	58	408	6
Government guaranteed corporate debt	—	322	322	5
Insurance	256	38	294	4
Basic materials	96	134	230	4
All Other	278	283	561	9

Total	$4,175	$2,481	$6,656	100%
% of Total	63%	37%	100%

At December 31, 2012, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At December 31, 2012, the ten largest issuers accounted for 15% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 2% of total corporate bonds (1% of total investments and cash). Within the finance sector, 98% of corporate bonds were rated investment grade and 85% were rated A- or better at December 31, 2012.

At December 31, 2012, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

December 31, 2012	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$10	$83	$439	$532
Netherlands	163	19	195	377
France	—	14	144	158
Luxembourg	—	—	97	97
Spain	—	7	83	90
Italy	—	9	66	75
Germany	28	8	19	55
Austria	52	—	3	55
All Other	—	12	82	94

Total	$253	$152	$1,128	$1,533
% of Total	16%	10%	74%	100%

At December 31, 2012, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $20 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at December 31, 2012 were as follows (in millions of U.S. dollars):

	Credit Rating(1)
December 31, 2012	GNMA(2)	GSEs(3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$68	$94	$54	$13	$360	$589
Non-U.S.	—	—	85	23	26	—	—	134

Asset-backed securities	$—	$—	$153	$117	$80	$13	$360	$723
Residential mortgaged-backed securities
U.S.	$628	$1,993	$—	$—	$—	$—	$86	$2,707
Non-U.S.	—	—	385	51	57	—	—	493

Residential mortgaged-backed securities	$628	$1,993	$385	$51	$57	$—	$86	$3,200
Other mortgaged-backed securities
U.S.	$—	$—	$31	$—	$7	$2	$2	$42
Non-U.S.	—	—	24	—	—	—	—	24

Other mortgaged-backed securities	$—	$—	$55	$—	$7	$2	$2	$66
Total	$628	$1,993	$593	$168	$144	$15	$448	$3,989
% of Total	16%	50%	15%	4%	4%	—%	11%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at December 31, 2012, other than $24 million of investments in distressed asset vehicles (included in Other invested assets). At December 31, 2012, the Company’s U.S. residential mortgage-backed securities included approximately $2 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of foreign and U.S. government obligations and corporate bonds. At December 31, 2012, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
December 31, 2012	U.S. Government	Non-U.S. Government	Corporate	Total Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Country
U.S.	$19	$—	$5	$24	$—	$19	$5	$—	$—
New Zealand	—	91	—	91	—	91	—	—	—
All Other	—	24	12	36	16	—	9	4	7

Total	$19	$115	$17	$151	$16	$110	$14	$4	$7
% of Total	13%	76%	11%	100%	10%	73%	9%	3%	5%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at December 31, 2012 were as follows (in millions of U.S. dollars):

December 31, 2012	Fair Value	Percentage to Total Fair Value of Equities
Sector
Consumer noncyclical	$131	17%
Energy	118	15
Finance	100	13
Technology	79	10
Real estate investment trusts	67	9
Communications	66	8
Consumer cyclical	63	8
Industrials	59	8
All Other	99	12

Total	$782	100%
Mutual funds and exchange traded funds
Funds holding fixed income securities	278
Funds and ETFs holding equities	34

Total equities	$1,094

At December 31, 2012, U.S. issuers represented 73% of the publicly traded common stocks and ETFs. At December 31, 2012, the ten largest common stocks accounted for 19% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash. At December 31, 2012, approximately 97% (or $270 million) of the funds holding fixed income securities were emerging markets funds. At December 31, 2012, the Company held less than $2 million of equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in certain peripheral EU countries (Spain and Italy).

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

December 31, 2012	Cost	Fair Value
One year or less	$1,073	$1,081
More than one year through five years	4,022	4,198
More than five years through ten years	4,000	4,337
More than ten years	816	941

Subtotal	9,911	10,557
Mortgage/asset-backed securities	3,894	3,989

Total	$13,805	$14,546

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loans receivable, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at December 31, 2012 were as follows (in millions of U.S. dollars):

December 31, 2012	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$203	$	n/a
Asset-backed securities (including annuities and residuals)	94		n/a
Notes and loans receivable	34		n/a
Total return swaps	6		69
Interest rate swaps (2)	(8)		n/a
Credit default swaps (protection purchased)	(1)		55
Credit default swaps (assumed risks)	1		18
Insurance-linked securities	(2)		136
Futures contracts	1		3,981
Foreign exchange forward contracts	(10)		2,171
Foreign currency option contracts	1		133
TBAs	—		156
Other	14		n/a

Total	$333

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting, and derivatives that are accounted for using fair value accounting.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

At December 31, 2012, the Company’s strategic investments included $203 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $30 million are recorded in equities and Other assets.

The Company’s principal finance activities included $131 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loans receivable, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return, interest rate and certain credit default swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2012, substantially all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income with the remainder related to apparel and retail future flow income or intellectual property backed transactions, for which the underlying investments were rated investment grade. For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value.

The Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at December 31, 2012. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At December 31, 2012, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $4 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include British, French, and German finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II of this report).

Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business as of December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. During the year ended December 31, 2011, the Company and Colisée Re entered into an endorsement to the quota share retrocession agreement (the Endorsement) which resulted in a release of assets of approximately $358 million from the funds held – directly managed account to PartnerRe Europe. During the year ended December 31, 2012, pursuant to the terms of the Reserve Agreement with Colisée Re, the Company settled the payable to Colisée Re of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves. The settlement was funded by the sale of assets underlying the funds held – directly managed account. The assets underlying the funds held – directly managed account are predominantly maintained by Colisée Re in a segregated investment portfolio which is directly managed by the Company. The composition of the investments underlying the funds held – directly managed account at December 31, 2012 is discussed below. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this report.

Substantially all of the investments in the segregated investment portfolio underlying the funds held – directly managed account are carried at fair value. Realized and unrealized investment gains and losses and net investment income related to this account inure to the benefit of the Company. The Company elects the fair value option for all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying this account, and accordingly, all changes in fair value are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

At December 31, 2012, approximately 97% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2012 and 2011 were as follows:

	2012	2011
Average credit quality	AA	AA
Average yield to maturity	1.0%	1.7%
Expected average duration	3.0 years	2.7 years

The average credit quality of the fixed maturities underlying the funds held – directly managed account at December 31, 2012 were comparable to December 31, 2011 and did not change following the Eurozone downgrade.

The decrease in the average yield to maturity on fixed maturities and cash and cash equivalents underlying the funds held – directly managed account was primarily due to decreases in U.S. and European risk-free rates.

The increase in the expected average duration of fixed maturities and cash and cash equivalents underlying the funds held – directly managed account was primarily due to a decrease in the level of cash and cash equivalents at December 31, 2012 compared December 31, 2011.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at December 31, 2012 and 2011 were as follows (in millions of U.S. dollars):

	Cost (1)	Fair Value	Credit Rating (2)
December 31, 2012			AAA	AA	A	BBB
Fixed maturities
U.S. government	$126	$129	$—	$129	$—	$—
U.S. government sponsored enterprises	85	90	—	90	—	—
Non-U.S. sovereign government, supranational and government related	218	234	57	130	47	—
Corporate	342	362	44	123	148	47

Total fixed maturities	771	815	$101	$472	$195	$47
Other invested assets	27	18

Total	$798	$833
% of Total fixed maturities			12%	58%	24%	6%

	Cost (1)	Fair Value	Credit Rating (2)
December 31, 2011			AAA	AA	A	BBB
Fixed maturities
U.S. government	$106	$111	$—	$111	$—	$—
U.S. government sponsored enterprises	150	158	—	158	—	—
Non-U.S. sovereign government, supranational and government related	261	275	133	85	57	—
Corporate	470	480	84	162	188	46

Total fixed maturities	987	1,024	217	516	245	46
Short-term investments	18	18	11	7	—	—

Total fixed maturities and short-term investments	1,005	1,042	$228	$523	$245	$46
Other invested assets	26	16

Total	$1,031	$1,058
% of Total fixed maturities and short-term investments			22%	50%	24%	4%

(1)	Cost is amortized cost for fixed maturities and short-term investments.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $1,058 million at December 31, 2011 to $833 million at December 31, 2012 was primarily related to the sale of the assets to fund a payment of approximately $265 million to Colisée Re reflecting the estimated cumulative balance of net favorable prior year loss development on the guaranteed reserves, as described above.

The decrease in AAA rated fixed maturities and short-term investments underlying the funds held – directly managed account from 22% at December 31, 2011 to 12% at December 31, 2012, and the corresponding increase in AA rated securities from 50% at December 31, 2011 to 58% at December 31, 2012, largely reflects the Eurozone downgrade described above.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At December 31, 2012, 83% of this category was rated AA with the remaining 17%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at December 31, 2012 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	Credit Rating (1)
December 31, 2012					AAA	AA	A
Non-European Union
Canada	$—	$—	$143	$143	$27	$69	47
All Other	—	4	—	4	4	—	—

Total Non-European Union	$—	$4	$143	$147	$31	$69	$47
European Union
France	$15	$—	$30	$45	$—	$45	$—
Belgium	6	—	—	6	—	6	—
Austria	—	—	5	5	—	5	—
All Other	3	28	—	31	26	5	—

Total European Union	$24	$28	$35	$87	$26	$61	$—

Total	$24	$32	$178	$234	$57	$130	$47
% of Total	9%	14%	76%	100%	24%	56%	20%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At December 31, 2012, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at December 31, 2012 were as follows (in millions of U.S. dollars):

December 31, 2012	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$30	$108	$138	38%
Consumer noncyclical	51	10	61	17
Energy	6	44	50	14
Utilities	6	22	28	8
Basic materials	11	9	20	5
Communications	5	12	17	5
Government guaranteed corporate debt	—	14	14	4
Consumer cyclical	8	3	11	3
All Other	19	4	23	6

Total	$136	$226	$362	100%
% of Total	38%	62%	100%

At December 31, 2012, other than the U.S. and France, which accounted for 38% and 17%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At December 31, 2012, the ten largest issuers accounted for 27% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At December 31, 2012, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At December 31, 2012, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

December 31, 2012	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$30	$30	$60
United Kingdom	3	17	12	32
Netherlands	—	12	19	31
Germany	10	—	2	12
Sweden	1	5	5	11
All Other	—	10	16	26

Total	$14	$74	$84	$172
% of Total	8%	43%	49%	100%

At December 31, 2012, corporate bonds underlying the funds held – directly managed account included less than $11 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2012, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

December 31, 2012	Cost	Fair Value
One year or less	$132	$133
More than one year through five years	492	515
More than five years through ten years	124	141
More than ten years	23	26

Total	$771	$815

European Exposures

As discussed in Item I of Part I of this report, the Company conducts its operations in various countries and in a variety of non-U.S. denominated currencies. A significant portion of the Company’s reinsurance business is conducted with cedants in Europe, with the collection of premiums and the payment of claims denominated in the euro. As described above, the currency composition of the Company’s liability funds generally matches the underlying net reinsurance liabilities to protect against changes in foreign exchange rates. Accordingly, the Company’s liability funds that are held to match net reinsurance liabilities that are denominated in the euro, expose the Company’s investment portfolio and the investments underlying the funds held—directly managed account to bonds that are denominated in the euro that are issued by European sovereign governments and government agencies, corporate bonds that are issued by companies in Europe (including those that are also guaranteed by a European sovereign government) and equities issued by companies in Europe.

As a result of the uncertainties related to European sovereign government debt exposures, and uncertainties surrounding Europe in general, the Company implemented additional risk management guidelines to reduce and mitigate potential risks arising from these exposures in its investment portfolio and in the investments underlying the funds held—directly managed account. These guidelines reflect the Company’s response to current conditions and the guidelines may change as the dynamics of the underlying conditions and uncertainties change. The Company’s current guidelines include, but are not limited to, the following:

•

Since the beginning of 2010 the Company has eliminated substantially all of its investment exposure to bonds issued by European sovereign governments in the peripheral countries (Portugal, Italy, Ireland, Greece and Spain); and

•

During the second half of 2011, the Company focused its European sovereign government exposure to five highly-rated countries. These five countries, Germany, France, Netherlands, Belgium, and Austria are rated AAA, AA+, AAA, AA and AA+ by Standard & Poor’s.

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

At December 31, 2012 and 2011, the Company recorded $805 million and $796 million, respectively, of funds held assets in its Consolidated Balance Sheets. At December 31, 2012, the five largest cedants represented 62% of the funds held balance. Approximately 77% of the funds held balance at December 31, 2012 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates ranged from 2.0% to 5.0% for the year ended December 31, 2012. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 44% of the Company’s total funds held balance.

With respect to the remaining 23% of the funds held balance at December 31, 2012, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2012 included two of the five cedants with the largest funds held assets, which represented 19% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2012.

The Non-life reserves for unpaid losses and loss expenses at December 31, 2012 and 2011 include reserves guaranteed by Colisée Re (see Business—Reserves in Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the Reserve Agreement). At December 31, 2012 and 2011, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	2012	2011
Gross Non-life reserves for unpaid losses and loss expenses	$10,709	$11,273
Net Non-life reserves for unpaid losses and loss expenses	10,418	10,920
Net reserves guaranteed by Colisée Re	857	1,012

See Business—Reserves—Non-life Reserves in Item 1 of Part I of this report for a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2012, 2011 and 2010 and a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income (Loss)—Results by Segment above for a discussion of losses and loss expenses.

Policy Benefits for Life and Annuity Contracts

At December 31, 2012 and 2011, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	2012	2011
Gross policy benefits for life and annuity contracts	$1,813	$1,646
Net policy benefits for life and annuity contracts	1,793	1,636

See Business—Reserves in Item 1 of Part I of this report for a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2012, 2011 and 2010.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements in Item 8 of Part II of this report and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of this report for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

At December 31, 2012 and 2011, the Company recorded $312 million and $363 million, respectively, of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. At December 31, 2012, the distribution of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AA or better	14%
A	70
Less than A/Unrated/Other	16

Total	100%

At December 31, 2012, 84% of the Company’s reinsurance recoverable on paid and unpaid losses were due from reinsurers with A- or better rating from Standard & Poor’s.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2012 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	128.5	30.0	48.3	42.6	7.6
Other operating agreements	11.4	9.6	1.8	—	—
Other invested assets (1)	152.2	51.4	55.8	28.4	16.6
Unpaid losses and loss expenses (2)	10,709.4	3,191.5	3,075.4	1,427.8	3,014.7
Policy benefits for life and annuity contracts (3)	2,844.1	388.0	286.9	227.4	1,941.8
Deposit liabilities (3)	336.5	22.7	42.3	40.9	230.6
Employment agreements (4)	7.2	4.3	2.7	0.2	—
Other long-term liabilities:
Senior Notes-principal (5)	750	—	—	—	750
Senior Notes-interest	n/a	44.7	89.4	89.4	44.7 per annum
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes—interest	n/a	4.1	8.2	8.2	4.1 per annum
Series C cumulative preferred shares— principal (7)	290	—	—	—	290
Series C cumulative preferred shares—dividends	n/a	19.6	39.2	39.2	19.6 per annum
Series D cumulative preferred shares—principal (7)	230	—	—	—	230
Series D cumulative preferred shares—dividends	n/a	15.0	29.9	29.9	15.0 per annum
Series E cumulative preferred shares—principal (7)	374	—	—	—	374
Series E cumulative preferred shares—dividends	n/a	27.1	54.2	54.2	27.1 per annum

n/a: Not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.
(2)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2012, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(3)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2012 of $1,813 million and $252 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(4)	In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Following their departure from the Company, employees participating in the voluntary plan will continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the voluntary plan during the year ended December 31, 2010. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees under the voluntary plan that will be paid through 2018.

(5)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.
(6)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.
(7)	The Company’s Series C, Series D, and Series E preferred shares are cumulative, perpetual and have no mandatory redemption requirement, but may be redeemed at our option under certain circumstances. On February 14, 2013, the Company announced that it expects to redeem the Series C preferred shares for the aggregate redemption value of $290 million plus accrued dividends on March 18, 2013. See Shareholders’ Equity and Capital Resources Management—Shareholders’ Equity below and Note 11 to Consolidated Financial Statements in Item 8 of Part II of this report for further information.

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

During 2012, the Company committed to a $100 million participation in a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2012, the letter of credit facility has not been drawn down and it can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless cancelled by the bank, the credit facility automatically extends for one year, each year until maturity.

On February 14, 2013, the Company issued 10,000,000 of 5.875% Series F non-cumulative redeemable preferred shares (Series F preferred shares) for a total consideration of $242.3 million after underwriting discounts, commissions and other related expenses. The Company will have a non-cumulative dividend commitment of $14.7 million per annum and an aggregate redemption value of $250 million. See Shareholders’ Equity and Capital Resources Management—Shareholders’ Equity below for more details related to the Series F preferred shares.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.9 billion at December 31, 2012, a 7% increase compared to $6.5 billion at December 31, 2011. The major factors contributing to the increase in shareholders’ equity during the year ended December 31, 2012 were:

•	comprehensive income of $1,158 million, of which net income contributed $1,135 million; partially offset by

•

a net decrease of $474 million, due to the repurchase of common shares of $533 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $59 million; and

•	dividend payments of $218 million related to both the Company’s common and preferred shares.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the year ended December 31, 2012.

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

Management uses compound annual growth rate in Diluted Book Value per Share as a measure of the value the Company is generating for its common shareholders, as Management believes that growth in the Company’s Diluted Book Value per Share ultimately translates into growth in the Company’s share price. Diluted Book Value per Share is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on the Company’s investment portfolio. Diluted book value per common share and common share equivalents outstanding is calculated using common shareholders’ equity (shareholders’ equity less the aggregate liquidation value of preferred shares) divided by the number of fully diluted common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The Company’s Diluted Book Value per Share increased by 19% to $100.84 at December 31, 2012 from $84.82 at December 31, 2011, due to the same factors describing the increase in shareholders’ equity above and the accretive impact of the share repurchases. The 5-year and 10-year compound annual growth rates in Diluted Book Value per Share were in excess of 8% and 11%, respectively, and are further discussed in Key Financial Measures.

The table below sets forth the capital structure of the Company at December 31, 2012 and 2011 (in millions of U.S. dollars):

	2012		2011
Capital Structure:
Senior notes (1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	894	11	894	12
Common shareholders’ equity	6,040	78	5,574	77

Total Capital	$7,747	100%	$7,281	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.

The increase in total capital during the year ended December 31, 2012 was related to the same factors describing the increase in shareholders’ equity above.

See below for discussion related to the issuance of the Series F preferred shares in February 2013 and the redemption of the Series C preferred shares, which is expected to occur in March 2013.

Indebtedness

Senior Notes

In March 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect 100% owned subsidiary of the parent company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2010 Senior Notes is payable semi-annually and commenced on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

The 2010 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The parent company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the 2010 Senior Notes. The parent company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the parent company.

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the parent company, issued a 5.500% promissory note, with a principal amount of $500 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $27.5 million, $27.5 million and $21.8 million, respectively, and paid interest of $27.5 million, $27.5 million and $19.6 million, respectively, in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect 100% owned subsidiary of the parent company, issued $250 million aggregate principal amount of 6.875% Senior Notes (2008 Senior Notes, or collectively with 2010 Senior Notes referred to as Senior Notes). The 2008 Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2008 Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The 2008 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The parent company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the 2008 Senior Notes. The parent company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the parent company.

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

For each of the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $17.2 million, and paid interest of $17.2 million, in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

Capital Efficient Notes (CENts)

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect 100% owned subsidiary of the parent company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The parent company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The parent company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the parent company’s Senior Notes.

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2012 and 2011, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.

For each of the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $4.6 million, and paid interest of $4.6 million.

The Company did not enter into any short-term borrowing arrangements during the years ended December 31, 2012 and 2011.

Shareholders’ Equity

Share Repurchases

During 2012, the Company repurchased, under its authorized share repurchase program, 7.1 million of its common shares at a total cost of $532.9 million, representing an average cost of $75.00 per share. At December 31, 2012, the Company had approximately 3.2 million common shares remaining under its current share repurchase authorization and approximately 26.6 million common shares were held in treasury and are available for reissuance.

Subsequently, during the period from January 1, 2013 to February 22, 2013, the Company repurchased 0.8 million common shares at a total cost of $70 million, representing an average cost of $85.50 per share. Following these repurchases, the Company had approximately 2.3 million common shares remaining under its current share repurchase authorization and approximately 27.4 million common shares are held in treasury and are available for reissuance.

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

Cumulative Redeemable Preferred Shares

At December 31, 2012, the Company has issued and outstanding Series C, Series D and Series E cumulative redeemable preferred shares (Series C, D and E preferred shares) as follows (in millions of U.S. dollars or shares except percentage amounts):

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

On February 14, 2013, the Company announced that it expects to redeem the Series C preferred shares for the aggregate redemption value of $290 million plus accrued dividends on March 18, 2013.

Non-cumulative Redeemable Preferred Shares

On February 14, 2013, the Company issued Series F non-cumulative redeemable preferred shares (Series F preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

Series F
Date of issuance	February 2013
Number of preferred shares issued	10.0
Annual dividend rate	5.875%
Total consideration	$242.3
Underwriting discounts and commissions	$7.7
Aggregate liquidation value	$250.0

On or after March 1, 2018, the Company may redeem the Series F preferred shares in whole at any time, or in part from time to time, at $25.00 per share, plus an amount equal to the portion of the quarterly dividend attributable to the then-current dividend period to, but excluding, the redemption date. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares will be non-cumulative and will be payable quarterly.

In the event of liquidation of the Company, the Series F preferred shares rank on parity with each of the Series C, D and E preferred shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value of $250 million, plus declared but unpaid dividends, if any.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2012 and 2011, cash and cash equivalents were $1.1 billion and $1.3 billion, respectively. The decrease in cash and cash equivalents was primarily due to the Company’s share repurchases and significant loss payments related to the 2011 catastrophic losses, which were partially offset by cash flows from operations.

Cash flows from operations in 2012 increased to $693 million from $574 million in 2011, primarily due to higher underwriting cash flows. The higher underwriting cash flows were primarily due to a lower, although still significant, level of losses paid in 2012 compared to 2011. Underwriting cash flows in 2011 reflected cash received of approximately $358 million related to the release of assets from the Funds Held – Directly Managed account to Partner Reinsurance Europe SE pursuant to an endorsement to a quota share reinsurance agreement with Colisée Re, which was partially offset by significant loss payments related to the 2011 catastrophic events.

Net cash used in investing activities was $219 million in 2012 compared to $1,080 million during 2011. The net cash used in investing activities in 2012 reflects the investment of the cash provided by operations that was not used to fund the Company’s share repurchases.

Net cash used in financing activities was $688 million in 2012 compared to $242 million in 2011. Net cash used in financing activities in 2012 was primarily related to share repurchases and dividend payments on common and preferred shares. Net cash used in financing activities in 2011 was also related to the Company’s share repurchases and dividend payments on common and preferred shares, but was partially offset by the net proceeds of $362 million related to the issuance of the Series E preferred shares.

The parent company is a holding company with no operations or significant assets other than the capital stock of its subsidiaries and other intercompany balances. The parent company has cash outflows in the form of operating expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2012, the parent company incurred other operating expenses of $82 million, common dividends paid were $156 million, preferred dividends paid were $62 million and share repurchases were $533 million. In February 2013, the Company announced that it was increasing its quarterly dividend to $0.64 per common share or approximately $151 million in total for 2013, assuming a constant number of common shares outstanding and a constant dividend rate, and it will pay approximately $59 million in dividends to preferred shareholders in 2013.

The Company relies primarily on cash dividends and payments from its reinsurance subsidiaries to pay the operating expenses, interest expense, shareholder dividends and other obligations of the holding company that may arise from time to time. The Company expects future dividends and other permitted payments from its reinsurance subsidiaries to be the principal source of its funds to pay such expenses and dividends. The payment of dividends by the reinsurance subsidiaries to PartnerRe Ltd. is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2012, there were no significant restrictions on the Company’s reinsurance subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends (see Note 13 to Consolidated Financial Statements in Item 8 of Part II of this report).

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. At December 31, 2012, PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes and $63 million of CENts outstanding and will pay approximately $49 million in aggregate interest payments in 2013 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Facilities below). As discussed in Investments above, the Company’s investments and cash totaled $17.1 billion at December 31, 2012, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.6 billion.

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

The Company’s current financial strength ratings are:

Standard & Poor’s	A+
Moody’s	A1
A.M. Best	A+	(negative outlook	)
Fitch	AA-

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2012, the total amount of such credit facilities available to the Company was $1,467 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $189 million and $515 million, respectively, at December 31, 2012, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2012 is a $500 million three-year syndicated unsecured credit facility with the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $500 million to $750 million, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $750 million is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants at December 31, 2012. This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2012, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

On November 14, 2011, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the $100 million being secured. This credit facility was renewed on November 14, 2012 and matures on November 14, 2013.

In addition to the unsecured credit facilities available, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2012 is a $250 million credit facility which matures on December 4, 2015 and a $200 million credit facility which matures on December 31, 2014. At December 31, 2012, no conditions of default existed under these facilities.

Currency

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of its Irish, French and Canadian subsidiaries and branches, whose functional currencies are the euro and the Canadian dollar, and to underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies, where the Company’s most significant foreign currency exposure is to the euro.

At December 31, 2012, the value of the U.S. dollar weakened against most major currencies compared to December 31, 2011, which resulted in an increase in the U.S. dollar value of the assets and liabilities denominated in non-U.S. dollar currencies. See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the years ended December 31, 2012, 2011 and 2010.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $29 million during the year ended December 31, 2012 compared to a decrease of $12 million and $67 million during the years ended December 31, 2011 and 2010, respectively, due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.

The following table provides a reconciliation of the currency translation adjustment for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars):

	2012	2011	2010
Currency translation adjustment at beginning of year	$4	$16	$83
Change in currency translation adjustment included in accumulated other comprehensive income (loss)	29	(12)	(66)
Net realized loss on designated net investment hedges included in accumulated other comprehensive income (loss)	—	—	(1)

Currency translation adjustment at end of year	$33	$4	$16

From time to time, the Company enters into net investment hedges. At December 31, 2012, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Interest Rate Risk

The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. This process involves matching the duration of the investment portfolio to the estimated duration of the liabilities. For unpaid loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company believes that this matching process mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.

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

At December 31, 2012, the Company held approximately $3,989 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1) (2)	$16,471	5%	$16,049	3%	$15,627	$15,205	(3)%	$14,783	(5)%
Fair value of funds held –directly managed account exposed to interest rate risk (2)	921	6	895	3	869	843	(3)	817	(6)
Total invested assets (3)	19,072	5	18,624	2	18,176	17,728	(2)	17,280	(5)
Shareholders’ equity	7,829	13	7,381	6	6,933	6,485	(6)	6,037	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held—directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Consolidated Balance Sheets.

As discussed above, the Company strives to match the foreign currency exposure in its fixed income portfolio to its multicurrency liabilities. The Company believes that this matching process creates a diversification benefit. Consequently, the exact market value effect of a change in interest rates will depend on which countries experience interest rate changes and the foreign currency mix of the Company’s fixed maturity portfolio at the time of the interest rate changes. See Foreign Currency Risk below.

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2012 compared to December 31, 2011.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed maturity investments, and this can result in a liability whose economic value is different from the carrying value reported in the Consolidated Balance Sheets. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2012 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$859
Debt related to Capital Efficient Notes (2)	63	67
Series C cumulative preferred shares	290	292
Series D cumulative preferred shares	230	232
Series E cumulative preferred shares	374	404

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.

The fair value of the debt related to Senior Notes issued by PartnerRe Finance B LLC, PartnerRe Finance A LLC and the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $500 million from PartnerRe Finance B LLC, $250 million from PartnerRe Finance A and $63 million from PartnerRe Finance II, respectively. For the Company’s Series C, Series D and Series E cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the aggregate liquidation value of the shares.

The fair value of the Company’s outstanding debt obligations increased at December 31, 2012, compared to December 31, 2011 primarily as a result of lower risk free rates. The fair value of the Company’s preferred securities has not changed significantly at December 31, 2012, compared to December 31, 2011.

See Shareholders’ Equity and Capital Resources Management—Shareholders’ Equity above for a discussion of the issuance of Series F non-cumulative preferred shares and the announcement of the redemption of the Series C preferred shares in February 2013. The redemption is expected to occur in March 2013.

Credit Spread Risk

The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to credit spread risk. Fluctuations in market credit spreads have a direct impact on the market valuation of these securities. The Company manages credit spread risk by the selection of securities within its fixed maturity portfolio. Changes in credit spreads directly affect the market value of certain fixed maturity securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities. Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

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

At December 31, 2012, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2012	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1) (2)	$16,487	6%	$16,057	3%	$15,627	$15,197	(3)%	$14,767	(6)%
Fair value of funds held –directly managed account exposed to credit spread risk (2)	895	3	882	1	869	856	(1)	843	(3)
Total invested assets (3)	19,062	5	18,619	2	18,176	17,733	(2)	17,290	(5)
Shareholders’ equity	7,819	13	7,376	6	6,933	6,490	(6)	6,047	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held—directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2012 compared to December 31, 2011.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, Australian dollar, Swiss franc and Japanese yen. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

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

The table below summarizes the Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2012 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	CHF	JPY	Other	Total (1)
Total assets	$4,222	$1,255	$1,372	$137	$75	$47	$12	$580	$7,700
Total liabilities	(4,226)	(709)	(839)	(353)	(259)	(304)	(183)	(948)	(7,821)

Total gross foreign currency exposure	(4)	546	533	(216)	(184)	(257)	(171)	(368)	(121)
Total derivative amount	61	(25)	(500)	241	196	239	129	441	782

Net foreign currency exposure	57	521	33	25	12	(18)	(42)	73	661

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2012.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At December 31, 2012, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $661 million. The Company’s most significant net foreign currency exposure at December 31, 2012 was to the Canadian dollar which reflects the unhedged net investment in its Canadian branches. The increase of $236 million in the Company’s net foreign currency exposure to $661 million at December 31, 2012 compared to $425 million at December 31, 2011 is primarily related to an increase in the Company’s net foreign currency exposure to the Australian dollar, Japanese yen and New Zealand dollar.

Assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $66 million and $132 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At December 31, 2012, approximately 55% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed income securities) was rated AA (or equivalent rating) or better. The decline in the percentage of the Company’s fixed maturity portfolio rated AA or better from 62% at December 31, 2011 largely reflects Standard & Poor’s decision in January 2012 to downgrade certain European sovereign government securities, as discussed in Financial Condition, Liquidity and Capital Resources—Investments above.

At December 31, 2012, approximately 76% the Company’s fixed maturity and short-term investments (including funds holding fixed income securities and excluding the funds held – directly managed account) was rated A- or better and 9% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At December 31, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 2% and less than 16% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at December 31, 2012. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 27% of total corporate fixed maturity securities underlying the funds held – directly managed account at December 31, 2012, respectively.

The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2012, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts was $2,304 million, while the net fair value of those contracts was an unrealized loss of $9 million.

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for alternative risk products. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At December 31, 2012, the Company purchased protection related to its investment portfolio and credit/surety line primarily in the form of credit default swaps with a notional value of $55 million and an insignificant fair value.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for information related to two brokers that accounted for approximately 46% of the Company’s gross premiums written for the year ended December 31, 2012.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2012 were $1,992 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible premiums receivable was $9 million at December 31, 2012.

The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. At December 31, 2012, the balance of reinsurance recoverable on paid and unpaid losses was $312 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $13 million. At December 31, 2012, 84% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard & Poor’s. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.

Other than the items discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially at December 31, 2012, compared to December 31, 2011.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $816 million, excluding funds holding fixed income securities of $278 million) at December 31, 2012. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.93 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at December 31, 2012 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	December 31, 2012	10% Increase	% Change	20% Increase	% Change
Equities (1)	$664	(19)%	$740	(9)%	$816	$892	9%	$968	19%
Total invested assets (2)	18,024	(1)	18,100	—	18,176	18,252	—	18,328	1
Shareholders’ equity	6,781	(2)	6,857	(1)	6,933	7,009	1	7,085	2

(1)	Excludes funds holding fixed income securities of $278 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held—directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at December 31, 2012 compared to December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2012, $13,653,615; 2011, $13,394,404)	$14,395,315	$13,941,829
Short-term investments, trading securities, at fair value (amortized cost: 2012, $150,634; 2011, $42,563)	150,552	42,571
Equities, trading securities, at fair value (cost: 2012, $1,000,326; 2011, $917,613)	1,094,002	944,691
Other invested assets	333,361	358,154

Total investments	15,973,230	15,287,245
Funds held – directly managed (cost: 2012, $895,261; 2011, $1,241,222)	930,741	1,268,010
Cash and cash equivalents, at fair value, which approximates amortized cost	1,121,705	1,342,257
Accrued investment income	184,315	189,074
Reinsurance balances receivable	1,991,991	2,059,976
Reinsurance recoverable on paid and unpaid losses	348,086	397,788
Funds held by reinsured companies	805,489	796,290
Deferred acquisition costs	568,391	547,202
Deposit assets	257,208	241,513
Net tax assets	25,098	66,574
Goodwill	456,380	455,533
Intangible assets	214,270	133,867
Other assets	103,528	70,044

Total assets	$22,980,432	$22,855,373

Liabilities
Unpaid losses and loss expenses	$10,709,371	$11,273,091
Policy benefits for life and annuity contracts	1,813,244	1,645,662
Unearned premiums	1,534,625	1,448,841
Other reinsurance balances payable	238,578	443,873
Deposit liabilities	252,217	249,382
Net tax liabilities	387,647	297,153
Accounts payable, accrued expenses and other	290,265	208,840
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,046,936	16,387,831

Shareholders’ Equity
Common shares (par value $1.00; issued: 2012, 85,459,905 shares; 2011, 84,766,693 shares)	85,460	84,767
Preferred shares (par value $1.00; issued and outstanding: 2012 and 2011, 35,750,000 shares;aggregate liquidation value: 2012 and 2011, $893,750)	35,750	35,750
Additional paid-in capital	3,861,844	3,803,796
Accumulated other comprehensive income (loss)	10,597	(12,644)
Retained earnings	4,952,002	4,035,103
Common shares held in treasury, at cost (2012, 26,550,530 shares; 2011, 19,444,365 shares)	(2,012,157)	(1,479,230)

Total shareholders’ equity	6,933,496	6,467,542

Total liabilities and shareholders’ equity	$22,980,432	$22,855,373

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues
Gross premiums written	$4,718,235	$4,633,054	$4,885,266

Net premiums written	$4,572,860	$4,486,329	$4,705,116
(Increase) decrease in unearned premiums	(86,921)	161,425	71,355

Net premiums earned	4,485,939	4,647,754	4,776,471
Net investment income	571,338	629,148	672,782
Net realized and unrealized investment gains	493,409	66,692	401,482
Other income	11,920	7,915	10,470

Total revenues	5,562,606	5,351,509	5,861,205

Expenses
Losses and loss expenses and life policy benefits	2,804,610	4,372,570	3,283,618
Acquisition costs	936,909	938,361	972,537
Other operating expenses	411,374	434,846	539,751
Interest expense	48,895	48,949	44,413
Amortization of intangible assets	31,799	36,405	31,461
Net foreign exchange losses (gains)	175	(34,675)	20,686

Total expenses	4,233,762	5,796,456	4,892,466
Income (loss) before taxes and interest in earnings (losses) of equity investments	1,328,844	(444,947)	968,739
Income tax expense	204,284	68,972	128,784
Interest in earnings (losses) of equity investments	9,954	(6,372)	12,597

Net income (loss)	1,134,514	(520,291)	852,552
Preferred dividends	61,622	47,020	34,525

Net income (loss) available to common shareholders	$1,072,892	$(567,311)	$818,027

Comprehensive income (loss)
Net income (loss)	$1,134,514	$(520,291)	$852,552
Change in currency translation adjustment	28,488	(11,834)	(66,742)
Change in unfunded pension obligation, net of tax	(4,294)	(3,917)	(9,221)
Change in net unrealized losses on investments	(953)	(949)	(4,908)

Total other comprehensive income (loss), net of tax	23,241	(16,700)	(80,871)

Comprehensive income (loss)	$1,157,755	$(536,991)	$771,681

Per share data
Net income (loss) per common share:
Basic net income (loss)	$17.05	$(8.40)	$10.65
Diluted net income (loss)	$16.87	$(8.40)	$10.46
Weighted average number of common shares outstanding	62,915,992	67,558,732	76,839,519
Weighted average number of common shares and common share equivalents outstanding	63,615,748	67,558,732	78,234,312
Dividends declared per common share	$2.48	$2.35	$2.05

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Common shares
Balance at beginning of year	$84,767	$84,033	$82,586
Issuance of common shares	693	734	1,447

Balance at end of year	85,460	84,767	84,033

Preferred shares
Balance at beginning of year	35,750	20,800	20,800
Issuance of preferred shares	—	14,950	—

Balance at end of year	35,750	35,750	20,800

Additional paid-in capital
Balance at beginning of year	3,803,796	3,419,864	3,357,004
Issuance of common shares	58,048	37,160	62,860
Issuance of preferred shares	—	346,772	—

Balance at end of year	3,861,844	3,803,796	3,419,864

Accumulated other comprehensive income (loss)
Balance at beginning of year	(12,644)	4,056	84,927
Currency translation adjustment
Balance at beginning of year	4,267	16,101	82,843
Change in currency translation adjustment	28,488	(11,834)	(66,742)

Balance at end of year	32,755	4,267	16,101
Unfunded pension obligation
Balance at beginning of year	(23,076)	(19,159)	(9,938)
Change in unfunded pension obligation	(4,294)	(3,917)	(9,221)

Balance at end of year (net of tax: 2012, $7,731; 2011, $6,590; 2010, $4,872)	(27,370)	(23,076)	(19,159)
Unrealized losses on investments
Balance at beginning of year	6,165	7,114	12,022
Change in unrealized losses on investments	(953)	(949)	(4,908)

Balance at end of year (net of tax: 2012, 2011 and 2010: $nil)	5,212	6,165	7,114

Balance at end of year	10,597	(12,644)	4,056

Retained earnings
Balance at beginning of year	4,035,103	4,761,178	4,100,782
Net income (loss)	1,134,514	(520,291)	852,552
Dividends on common shares	(155,993)	(158,764)	(157,631)
Dividends on preferred shares	(61,622)	(47,020)	(34,525)

Balance at end of year	4,952,002	4,035,103	4,761,178

Common shares held in treasury
Balance at beginning of year	(1,479,230)	(1,083,012)	(372)
Repurchase of common shares	(532,927)	(396,218)	(1,082,640)

Balance at end of year	(2,012,157)	(1,479,230)	(1,083,012)

Total shareholders’ equity	$6,933,496	$6,467,542	$7,206,919

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Cash flows from operating activities
Net income (loss)	$1,134,514	$(520,291)	$852,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	137,313	91,339	78,620
Amortization of intangible assets	31,799	36,405	31,461
Net realized and unrealized investment gains	(493,409)	(66,692)	(401,482)
Changes in:
Reinsurance balances, net	(102,009)	(21,036)	217,066
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	31,730	625	(30,033)
Funds held by reinsured companies and funds held – directly managed	381,733	606,266	296,174
Deferred acquisition costs	(13,437)	52,069	35,317
Net tax assets and liabilities	80,628	(58,970)	(56,599)
Unpaid losses and loss expenses including life policy benefits	(634,736)	606,698	227,240
Unearned premiums	86,921	(161,425)	(71,355)
Other net changes in operating assets and liabilities	52,246	8,647	47,959

Net cash provided by operating activities	693,293	573,635	1,226,920

Cash flows from investing activities
Sales of fixed maturities	6,969,074	8,328,352	8,621,227
Redemptions of fixed maturities	1,000,181	1,211,016	1,272,885
Purchases of fixed maturities	(8,067,087)	(10,549,343)	(8,572,471)
Sales and redemptions of short-term investments	110,360	336,456	270,087
Purchases of short-term investments	(215,473)	(331,432)	(141,157)
Sales of equities	821,977	730,929	607,459
Purchases of equities	(830,323)	(619,533)	(769,557)
Consideration paid, related to the acquisition of Presidio, net of cash acquired	(9,242)	—	—
Other, net	995	(186,823)	(185,965)

Net cash (used in) provided by investing activities	(219,538)	(1,080,378)	1,102,508

Cash flows from financing activities
Cash dividends paid to shareholders	(217,615)	(205,784)	(192,156)
Repurchase of common shares	(504,991)	(413,737)	(1,065,121)
Issuance of common shares	34,323	16,041	37,682
Net proceeds from issuance of preferred shares	—	361,722	—
Proceeds from issuance of senior notes	—	—	500,000
Contract fees on forward sale agreement	—	—	(2,638)
Repayment of debt	—	—	(200,000)

Net cash used in financing activities	(688,283)	(241,758)	(922,233)
Effect of foreign exchange rate changes on cash	(6,024)	(20,326)	(34,420)
(Decrease) increase in cash and cash equivalents	(220,552)	(768,827)	1,372,775
Cash and cash equivalents – beginning of year	1,342,257	2,111,084	738,309

Cash and cash equivalents – end of year	$1,121,705	$1,342,257	$2,111,084

Supplemental cash flow information:
Taxes paid	$186,970	$197,610	$199,838
Interest paid	$49,259	$49,259	$42,995

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (the Company) predominantly provides reinsurance on a worldwide basis, and certain specialty insurance lines, through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

The Company was incorporated in August 1993 under the laws of Bermuda. The Company commenced operations in November 1993 upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering.

The Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA) in 1997, the acquisition of the reinsurance operations of Winterthur Group (Winterthur Re) in 1998 and the acquisition of PARIS RE Holdings Limited (Paris Re) in 2009.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. Given the effective date, the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2012 do not include Presidio’s results.

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

(c) Deferred Acquisition Costs

Acquisition costs, comprising only of incremental brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. All other acquisition related costs, including all indirect costs, are expensed as incurred.

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

(f) Investments

The Company elects the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (excluding those that are accounted for using the cost or equity methods of accounting or investment company accounting). All changes in the fair value of investments are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The Company defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. The Company’s policy is to recognize transfers between the hierarchy levels at the beginning of the period. See Note 3 for additional information on fair value.

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

(g) Funds Held – Directly Managed

The Company elects the fair value option for substantially all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying the funds held – directly managed account. Accordingly, all changes in the fair value of the segregated investment portfolio underlying the funds held – directly managed account are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

(h) Cash and Cash Equivalents

Cash equivalents are carried at fair value and include fixed income securities that, at purchase, have a maturity of three months or less.

(i) Business Combinations

The Company accounts for transactions in which it obtains control over one or more businesses using the acquisition method. The purchase price is allocated to identifiable assets and liabilities, including any intangible assets, based on their estimated fair value at the acquisition date. The estimates of fair values for assets and liabilities acquired are determined based on various market and income analyses and appraisals. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill in the Company’s Consolidated Balance Sheets. All costs associated with an acquisition are expensed as incurred.

(j) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re, Paris Re and Presidio. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made.

(k) Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships, U.S. licenses and fronting arrangements arising from the acquisitions of Paris Re and Presidio. Definite-lived intangible assets are amortized over their useful lives, generally ranging from one to thirteen years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

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

(m) Translation of Foreign Currencies

The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Company’s Bermuda subsidiaries and its Swiss subsidiaries and branch, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income.

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

As part of its overall strategy to manage its level of currency exposure, from time to time the Company uses forward foreign exchange derivatives to hedge or partially hedge the net investment in certain non-U.S. dollar functional currency subsidiaries and branches. These derivatives are designated as net investment hedges, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets. The Company also uses, from time to time, interest rate derivatives to mitigate exposure to interest rate volatility.

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

The Company enters from time to time into weather and longevity related transactions that are structured as derivatives, which are recorded at fair value with the changes in fair value reported in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

The Company enters from time to time into total return and interest rate swaps. Margins related to these swaps are included in other income or loss in the Consolidated Statements of Operations and any changes in the fair value of the swaps are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

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

(q) Share-Based Compensation

The Company currently uses six types of share-based compensation: share options, restricted shares (RS), restricted share units (RSUs), performance-based RSUs (PSUs), share-settled share appreciation rights (SSARs) and shares issued under the Company’s employee share purchase plans.

The majority of the Company’s share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Awards of PSUs provide performance-based equity awards based on pre-established targets relating to certain performance measures achieved by the Company. The compensation expense for PSUs is initially based on the target performance measure at the time of award and is subject to an annual review and adjustment taking into account actual performance of the Company. Forfeiture benefits on all awards are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards granted to employees who are eligible for retirement and do not have to provide additional services are expensed at the date of grant.

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

(s) Variable Interest Entities

The Company is involved in the normal course of business with variable interest entities (VIEs) as a passive investor in certain limited partnerships, fixed maturity investments and asset-backed securities, that are issued by third party VIEs. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the carrying amount of each investment that is reported within fixed maturities and other invested assets in the Company’s Consolidated Balance Sheets and any unfunded commitments.

The Company also has three indirect 100% owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs at December 31, 2012. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 10). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

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

(u) Recent Accounting Pronouncements

In December 2011 (with a clarification amendment issued in January 2013), the Financial Accounting Standards Board (FASB) issued new guidance aimed at enhancing disclosures about derivatives, repurchase agreements and reverse repurchase agreements, securities borrowing and securities lending transactions to the extent they are subject to master netting arrangements or similar agreements. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance had no impact on the Company’s consolidated shareholders’ equity or net income. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

In February 2013, the FASB issued new guidance aimed at enhancing disclosures for items reclassified out of accumulated other comprehensive income. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance had no impact on the Company’s consolidated shareholders’ equity or net income. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities and real estate investment trusts listed on a major exchange, exchange traded funds and exchange traded derivatives, including futures and that are actively traded.

•

Level 2 inputs—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and significant directly or indirectly observable inputs, other than quoted prices, used in industry accepted models.

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; Non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; asset-backed securities; mortgage-backed securities; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts; over-the-counter derivatives such as foreign currency option contracts, non-exchange traded futures, credit default swaps, total return swaps, interest rate swaps and TBAs.

•	Level 3 inputs—Unobservable inputs.

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: inactively traded fixed maturities including U.S. state, territory and municipal bonds; privately issued corporate securities; special purpose financing asset-backed bonds; unlisted equities; real estate and certain other mutual fund investments; inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equity funds and longevity and other total return swaps.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2012 and 2011, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,130,924	$—	$1,130,924
U.S. states, territories and municipalities	—	10,151	233,235	243,386
Non-U.S. sovereign government, supranational and government related	—	2,375,673	—	2,375,673
Corporate	—	6,554,934	100,904	6,655,838
Asset-backed securities	—	400,336	323,134	723,470
Residential mortgage-backed securities	—	3,199,924	—	3,199,924
Other mortgage-backed securities	—	66,100	—	66,100

Fixed maturities	$—	$13,738,042	$657,273	$14,395,315
Short-term investments	$—	$150,552	$—	$150,552
Equities
Consumer noncyclical	$130,526	$—	$—	$130,526
Energy	118,213	—	—	118,213
Finance	79,456	7,472	13,477	100,405
Technology	71,927	—	6,987	78,914
Real estate investment trusts	66,846	—	—	66,846
Communications	65,722	—	—	65,722
Consumer cyclical	62,526	—	—	62,526
Industrials	59,242	—	—	59,242
Insurance	39,132	—	—	39,132
Other	60,913	—	—	60,913
Mutual funds and exchange traded funds	34,053	270,246	7,264	311,563

Equities	$788,556	$277,718	$27,728	$1,094,002
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,889	$—	$7,889
Foreign currency option contracts	—	1,410	—	1,410
Futures contracts	1,956	—	—	1,956
Credit default swaps (protection purchased)	—	6	—	6
Credit default swaps (assumed risks)	—	512	—	512
Total return swaps	—	—	6,630	6,630
TBAs	—	115	—	115
Other
Notes and loan receivables and notes securitization	—	—	34,902	34,902
Annuities and residuals	—	—	46,882	46,882
Private equity fund	—	—	1,404	1,404
Derivative liabilities
Foreign exchange forward contracts	—	(17,395)	—	(17,395)
Foreign currency option contracts	—	(186)	—	(186)
Futures contracts	(1,352)	—	—	(1,352)
Credit default swaps (protection purchased)	—	(807)	—	(807)
Insurance-linked securities	—	—	(2,173)	(2,173)
Total return swaps	—	—	(546)	(546)
Interest rate swaps	—	(7,880)	—	(7,880)
TBAs	—	(163)	—	(163)

Other invested assets	$604	$(16,499)	$87,099	$71,204
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,696	$—	$218,696
U.S. states, territories and municipalities	—	—	345	345
Non-U.S. sovereign government,supranational and government related	—	233,987	—	233,987
Corporate	—	362,243	—	362,243
Other invested assets	—	—	17,976	17,976

Funds held – directly managed	$—	$814,926	$18,321	$833,247

Total	$789,160	$14,964,739	$790,421	$16,544,320

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,115,777	$—	$1,115,777
U.S. states, territories and municipalities	—	12,269	111,415	123,684
Non-U.S. sovereign government, supranational and government related	—	2,964,091	—	2,964,091
Corporate	—	5,635,297	111,700	5,746,997
Asset-backed securities	—	376,384	257,415	633,799
Residential mortgage-backed securities	—	3,282,901	—	3,282,901
Other mortgage-backed securities	—	74,580	—	74,580

Fixed maturities	$—	$13,461,299	$480,530	$13,941,829
Short-term investments	$—	$42,571	$—	$42,571
Equities
Consumer noncyclical	$124,697	$154	$—	$124,851
Energy	83,403	858	—	84,261
Finance	69,722	191	9,670	79,583
Technology	74,729	—	—	74,729
Communications	64,036	44	—	64,080
Industrials	58,254	—	—	58,254
Insurance	58,017	—	—	58,017
Consumer cyclical	52,305	108	—	52,413
Other	69,457	239	—	69,696
Mutual funds and exchange traded funds	35,285	237,027	6,495	278,807

Equities	$689,905	$238,621	$16,165	$944,691
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,865	$—	$7,865
Foreign currency option contracts	—	1,074	—	1,074
Futures contracts	13,524	48	—	13,572
Credit default swaps (protection purchased)	—	92	—	92
Credit default swaps (assumed risks)	—	246	—	246
Total return swaps	—	443	7,230	7,673
TBAs	—	747	—	747
Other
Notes and loan receivables and notes securitization	—	—	63,565	63,565
Annuities and residuals	—	—	27,840	27,840
Derivative liabilities
Foreign exchange forward contracts	—	(5,816)	—	(5,816)
Foreign currency option contracts	—	(321)	—	(321)
Futures contracts	(12,905)	(1,268)	—	(14,173)
Credit default swaps (protection purchased)	—	(1,285)	—	(1,285)
Credit default swaps (assumed risks)	—	(772)	—	(772)
Insurance-linked securities	—	—	(968)	(968)
Total return swaps	—	—	(640)	(640)
Interest rate swaps	—	(7,992)	—	(7,992)
TBAs	—	(58)	—	(58)
Other liabilities	—	(137)	—	(137)

Other invested assets	$619	$(7,134)	$97,027	$90,512
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$268,539	$—	$268,539
U.S. states, territories and municipalities	—	—	334	334
Non-U.S. sovereign government, supranational and government related	—	274,665	—	274,665
Corporate	—	480,485	—	480,485
Short-term investments	—	18,097	—	18,097
Other invested assets	—	—	15,433	15,433

Funds held – directly managed	$—	$1,041,786	$15,767	$1,057,553

Total	$690,524	$14,777,143	$609,489	$16,077,156

At December 31, 2012 and 2011, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $262.2 million and $267.6 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $833.2 million and $1,057.6 million at December 31, 2012 and 2011, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $53.7 million and $176.3 million, respectively, and accrued investment income of $10.2 million and $13.7 million, respectively. At December 31, 2012 and 2011, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $33.6 million and $20.4 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).

At December 31, 2012 and 2011, substantially all of the accrued investment income in the Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the year ended December 31, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they were trading in an active market at December 31, 2012. During the year ended December 31, 2011, there were no significant transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At December 31, 2012 and 2011, the fair values of financial instrument assets recorded in the Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2012 and 2011 (in thousands of U.S. dollars):

For the year ended December 31, 2012	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers out of Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$111,415	$4,854	$117,650	$(684)	$—	$233,235	$4,854
Corporate	111,700	(948)	120	(9,968)	—	100,904	(1,066)
Asset-backed securities	257,415	12,241	235,402	(181,924)	—	323,134	8,334

Fixed maturities	$480,530	$16,147	$353,172	$(192,576)	$—	$657,273	$12,122
Equities
Finance	$9,670	$3,816	$6,800	$(9)	$(6,800)	$13,477	$3,809
Technology	—	(205)	7,192	—	—	6,987	(205)
Mutual funds and exchange traded funds	6,495	769	—	—	—	7,264	769

Equities	$16,165	$4,380	$13,992	$(9)	$(6,800)	$27,728	$4,373
Other invested assets
Derivatives, net	$5,622	$3,832	$(5,543)	$—	$—	$3,911	$2,306
Notes and loan receivables and notes securitization	63,565	6,773	63,894	(99,330)	—	34,902	(984)
Annuities and residuals	27,840	11,621	30,683	(23,262)	—	46,882	5,944
Private equity fund	—	(46)	1,450	—	—	1,404	(46)

Other invested assets	$97,027	$22,180	$90,484	$(122,592)	$—	$87,099	$7,220
Funds held – directly managed
U.S. states, territories and municipalities	$334	$11	$—	$—	$—	$345	$11
Other invested assets	15,433	2,543	—	—	—	17,976	2,543

Funds held – directly managed	$15,767	$2,554	$—	$—	$—	$18,321	$2,554

Total	$609,489	$45,261	$457,648	$(315,177)	$(6,800)	$790,421	$26,269

(1)	Purchases and issuances of derivatives includes issuances of $5.8 million.
(2)	Settlements and sales of notes and loan receivables and notes securitization include sales of $4.7 million.

For the year ended December 31, 2011	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$55,124	$5,288	$51,163	$(160)	$—	$111,415	$5,288
Corporate	76,982	(36,617)	41,246	(10,091)	40,180	111,700	2,430
Asset-backed securities	213,139	15,161	182,090	(152,975)	—	257,415	14,938
Residential mortgage-backed securities	—	1,385	4,212	(5,597)	—	—	—
Other mortgage-backed securities	290	(225)	408	(473)	—	—	—

Fixed maturities	$345,535	$(15,008)	$279,119	$(169,296)	$40,180	$480,530	$22,656
Short-term investments	$—	$(1,069)	$3,992	$(2,923)	$—	$—	$—
Equities
Finance	$2,486	$223	$9,523	$(2,562)	$—	$9,670	$(4)
Mutual funds and exchange traded funds	40,927	1,195	—	(35,627)	—	6,495	(429)

Equities	$43,413	$1,418	$9,523	$(38,189)	$—	$16,165	$(433)
Other invested assets
Derivatives, net	$(7,954)	$(3,546)	$(4,103)	$21,225	$—	$5,622	$2,548
Notes and loan receivables and notes securitization	53,600	(22,257)	49,688	(17,466)	—	63,565	(22,257)
Annuities and residuals	32,678	(1,441)	11,886	(15,283)	—	27,840	(2,242)

Other invested assets	$78,324	$(27,244)	$57,471	$(11,524)	$—	$97,027	$(21,951)
Funds held – directly managed U.S. states, territories and municipalities	$368	$(34)	$—	$—	$—	$334	$(34)
Mortgage/asset-backed securities	12,118	(150)	—	(11,968)	—	—	—
Other invested assets	20,528	(3,855)	—	(1,240)	—	15,433	(3,519)

Funds held – directly managed	$33,014	$(4,039)	$—	$(13,208)	$—	$15,767	$(3,553)

Total	$500,286	$(45,942)	$350,105	$(235,140)	$40,180	$609,489	$(3,281)

(1)	Purchases and issuances of derivatives includes issuances of $5.1 million.
(2)	Sales and settlements of derivatives includes settlements of $21.2 million.

During the year ended December 31, 2012, an equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it was valued using observable inputs at December 31, 2012.

During the year ended December 31, 2011, a catastrophe bond (included within corporate fixed maturities) with a fair value of $40.2 million was transferred from Level 2 into Level 3. The transfer into Level 3 was due to the lack of observable market inputs at March 31, 2011, leading the Company to apply inputs that were not directly observable. The catastrophe bond matured during the year ended December 31, 2011.

The following table shows the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at December 31, 2012 (in thousands of U.S. dollars):

December 31, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$233,235	Discounted cash flow	Credit spreads	2.8% – 4.5% (3.7%)
Asset-backed securities – interest only	12,625	Discounted cash flow	Credit spreads	6.8% – 11.7% (9.1%)
			Prepayment speed	20.0%(20.0%)
Asset-backed securities – other	310,509	Discounted cash flow	Credit spreads	4.0% – 12.2% (7.6%)
Equities
Finance	13,477	Weighted market comparables	Comparable return	0.8% (0.8%)
Technology	6,987	Weighted market comparables	Comparable return	-1.5% (-1.5%)
Other invested assets
Total return swaps	6,084	Discounted cash flow	Credit spreads	2.6% – 4.6% (3.2%)
Notes and loan receivables	24,902	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.7 – 2.1 (1.8)
Notes securitization	10,000	Discounted cash flow	Credit spreads	6.5% (6.5%)
Annuities and residuals	46,882	Discounted cash flow	Credit spreads	4.7% – 9.9% (7.2%)
			Prepayment speed	0.0% – 15.0% (7.6%)
			Constant default rate	2.3% – 35.0% (13.2%)
Private equity fund	1,404	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	7.3% (7.3%)
Funds held – directly managed
Other invested assets	17,976	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-38.1% –0.0% (-12.1%)

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Fixed maturities and short-term investments	$186,063	$128,224	$142,634
Equities	66,253	(101,860)	64,825
Other invested assets	18,732	(24,839)	(1,176)
Funds held – directly managed	7,969	5,853	24,358

Total	$279,017	$7,378	$230,641

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

•

Residential mortgage-backed securities—Residential mortgage-backed securities primarily consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. With the exception of private, non-agency issuers, these residential mortgage-backed securities are generally priced by independent pricing services and brokers. When current market trades are not available, the pricing provider or the Company will employ proprietary models with observable inputs including other trade information, prepayment speeds, yield curves and credit spreads. The Company generally classifies these securities in Level 2.

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

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equity funds and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

To validate prices, the Company will compare them to benchmarks, where appropriate, or to the business results generally within that asset class and specifically to those particular assets.

Funds held – directly managed

The segregated investment portfolio underlying the funds held – directly managed account is comprised of fixed maturities and other invested assets which are fair valued on a basis consistent with the methods described above. Substantially all fixed maturities and short-term investments within the funds held – directly managed account are classified as Level 2 within the fair value hierarchy.

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

(b) Fair Value of Financial Instrument Liabilities

At December 31, 2012 and 2011, the fair values of financial instrument liabilities recorded in the Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at December 31, 2012 and 2011; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at December 31, 2012 and 2011.

The carrying values and fair values of the Senior Notes and CENts at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$859,367	$750,000	$781,449
Debt related to capital efficient notes (2)	63,384	66,990	63,384	55,678

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2012 and 2011.

At December 31, 2012, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.

4. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

December 31, 2012	Cost (1)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,108,513	$23,173		$(762)	$1,130,924
U.S. states, territories and municipalities	232,433		11,057	(104)	243,386
Non-U.S. sovereign government, supranational and government related	2,221,272		155,144	(743)	2,375,673
Corporate	6,197,594		463,221	(4,977)	6,655,838
Asset-backed securities	701,264		23,972	(1,766)	723,470
Residential mortgage-backed securities	3,128,618		118,988	(47,682)	3,199,924
Other mortgage-backed securities	63,921		2,850	(671)	66,100

Total fixed maturities	13,653,615		798,405	(56,705)	14,395,315
Short-term investments	150,634		9	(91)	150,552
Equities	1,000,326		115,351	(21,675)	1,094,002

Total	$14,804,575	$913,765		$(78,471)	$15,639,869

December 31, 2011	Cost (1)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,084,533	$31,283		$(39)	$1,115,777
U.S. states, territories and municipalities	117,528		6,169	(13)	123,684
Non-U.S. sovereign government, supranational and government related	2,807,363		158,900	(2,172)	2,964,091
Corporate	5,461,478		319,090	(33,571)	5,746,997
Asset-backed securities	626,508		11,558	(4,267)	633,799
Residential mortgage-backed securities	3,224,850		94,781	(36,730)	3,282,901
Other mortgage-backed securities	72,144		2,833	(397)	74,580

Total fixed maturities	13,394,404		624,614	(77,189)	13,941,829
Short-term investments	42,563		22	(14)	42,571
Equities	917,613		99,152	(72,074)	944,691

Total	$14,354,580	$723,788		$(149,277)	$14,929,091

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2012, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$1,072,406	$1,080,952
More than one year through five years	4,022,402	4,198,061
More than five years through ten years	3,999,711	4,336,243
More than ten years	815,927	941,117

Subtotal	9,910,446	10,556,373
Mortgage/asset-backed securities	3,893,803	3,989,494

Total	$13,804,249	$14,545,867

(c) Net Realized and Unrealized Investment Gains

The components of the net realized and unrealized investment gains for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Net realized investment gains on fixed maturities and short-term investments	$172,987	$157,207	$173,426
Net realized investment gains on equities	72,155	90,866	44,736
Net realized losses on other invested assets	(16,691)	(176,295)	(68,568)
Change in net unrealized (losses) gains on other invested assets	(9,568)	(46,278)	3,742
Change in net unrealized investment gains on fixed maturities and short-term investments	186,063	128,224	142,634
Change in net unrealized investment gains (losses) on equities	66,253	(101,860)	64,825
Net other realized and unrealized investment gains	5,843	3,617	13,335
Net realized and unrealized investment gains on funds held – directly managed	16,367	11,211	27,352

Total net realized and unrealized investment gains	$493,409	$66,692	$401,482

(d) Net Investment Income

The components of net investment income for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Fixed maturities	$512,833	$561,576	$580,258
Short-term investments, cash and cash equivalents	2,905	3,843	8,541
Equities	26,207	19,815	20,794
Funds held and other	44,109	49,502	52,794
Funds held – directly managed	29,031	37,919	51,775
Investment expenses	(43,747)	(43,507)	(41,380)

Net investment income	$571,338	$629,148	$672,782

Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 2.0% to 5.0% for the years ended December 31, 2012 and 2011 and from 3.0% to 6.0% for the year ended December 31, 2010. See Note 5 for additional information on the funds held – directly managed account.

(e) Pledged Assets

At December 31, 2012 and 2011, approximately $167.5 million and $21.3 million, respectively, of cash and cash equivalents and approximately $2,532.0 million and $2,314.7 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

(f) Net Payable for Securities Purchased/Sold

Included within Accounts payable, accrued expenses and other in the Consolidated Balance Sheets at December 31, 2012 and 2011 were amounts of gross receivable balances for securities sold and gross payable balances for securities purchased as follows (in thousands of U.S. dollars):

	2012	2011
Receivable for securities sold	$22,133	$71,477
Payable for securities purchased	(32,944)	(86,557)

Net payable for securities purchased/sold	$(10,811)	$(15,080)

5. Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. During the year ended December 31, 2011, the Company and Colisée Re entered into an endorsement to the quota share retrocession agreement, which resulted in a release of assets of approximately $358 million from the funds held – directly managed account to the Company. During the year ended December 31, 2012, pursuant to the terms of the Reserve Agreement with Colisée Re, the Company settled the payable to Colisée Re of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves. The settlement was funded by the sale of assets underlying the funds held – directly managed account (see Note 8 for additional information).

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

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

December 31, 2012	Cost (1)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$211,104	$7,669		$(77)	$218,696
U.S. states, territories and municipalities	373		—	(28)	345
Non-U.S. sovereign government, supranational and government related	217,961		16,039	(13)	233,987
Corporate	341,705		20,555	(17)	362,243

Total fixed maturities	771,143		44,263	(135)	815,271
Other invested assets	26,777		619	(9,297)	18,099

Total	$797,920	$44,882		$(9,432)	$833,370

December 31, 2011	Cost (1)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$255,573	$12,966		$—	$268,539
U.S. states, territories and municipalities	373		—	(39)	334
Non-U.S. sovereign government, supranational and government related	260,695		14,024	(54)	274,665
Corporate	470,546		12,889	(2,950)	480,485

Total fixed maturities	987,187		39,879	(3,043)	1,024,023
Short-term investments	18,097		—	—	18,097
Other invested assets	25,628		—	(10,063)	15,565

Total	$1,030,912	$39,879		$(13,106)	$1,057,685

(1)	Cost is amortized cost for fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2012 and 2011, were cash and cash equivalents of $53.7 million and $176.3 million, respectively, other assets and liabilities of $33.4 million and $20.3 million, respectively, and accrued investment income of $10.2 million and $13.7 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.

(b) Maturity Distribution of Fixed Maturities

The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2012, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$131,909	$133,187
More than one year through five years	491,667	515,432
More than five years through ten years	124,560	140,641
More than ten years	23,007	26,011

Total	$771,143	$815,271

(c) Net Realized and Unrealized Investment Gains

The components of the net realized and unrealized investment gains on the funds held – directly managed account for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Net realized investment gains on fixed maturities and short-term investments	$8,405	$5,369	$1,041
Net realized investment (losses) gains on other invested assets	—	(42)	1,635
Change in net unrealized investment gains on fixed maturities and short-term investments	6,583	12,314	27,568
Change in net unrealized investment gains (losses) on other invested assets	1,379	(6,430)	(2,892)

Net realized and unrealized investment gains on funds held – directly managed	$16,367	$11,211	$27,352

(d) Net Investment Income

The components of net investment income underlying the funds held – directly managed account for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Fixed maturities	$27,760	$31,542	$46,200
Short-term investments, cash and cash equivalents	1,046	1,906	1,607
Other	1,647	5,402	6,078
Investment expenses	(1,422)	(931)	(2,110)

Net investment income on funds held – directly managed	$29,031	$37,919	$51,775

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2012. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

Insurance-Linked Securities

The Company enters into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives and longevity risk for the longevity total return swaps.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company enters into total return swaps referencing various project, investments and principal finance obligations. The Company enters into interest rate swaps to mitigate the interest rate risk on certain of the total return swaps. The Company also uses other interest rate derivatives to mitigate exposure to interest rate volatility.

To-Be-Announced Mortgage-Backed Securities

The Company utilizes TBAs as part of its overall investment strategy and to enhance investment performance.

The fair values and the related notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

December 31, 2012	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
			Net notional exposure	Fair value
Foreign exchange forward contracts	$7,889	$(17,395)	$2,170,914	$(9,506)
Foreign currency option contracts	1,410	(186)	133,377	1,224
Futures contracts	1,956	(1,352)	3,981,107	604
Credit default swaps (protection purchased)	6	(807)	55,000	(801)
Credit default swaps (assumed risks)	512	—	17,500	512
Insurance-linked securities (1)	—	(2,173)	135,964	(2,173)
Total return swaps	6,630	(546)	68,730	6,084
Interest rate swaps (2)	—	(7,880)	—	(7,880)
TBAs	115	(163)	155,760	(48)

Total derivatives	$18,518	$(30,502)		$(11,984)

December 31, 2011	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
			Net notional exposure	Fair value
Foreign exchange forward contracts	$7,865	$(5,816)	$2,555,230	$2,049
Foreign currency option contracts	1,074	(321)	110,079	753
Futures contracts	13,572	(14,173)	2,534,995	(601)
Credit default swaps (protection purchased)	92	(1,285)	94,961	(1,193)
Credit default swaps (assumed risks)	246	(772)	17,500	(526)
Insurance-linked securities (1)	—	(968)	136,375	(968)
Total return swaps	7,673	(640)	122,230	7,033
Interest rate swaps (2)	—	(7,992)	—	(7,992)
TBAs	747	(58)	104,315	689

Total derivatives	$31,269	$(32,025)		$(756)

(1)	At December 31, 2012 and 2011, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at December 31, 2012 and 2011 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. At December 31, 2012 and 2011, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	2012	2011	2010
Foreign exchange forward contracts	$23,474	$98,089	$65,973
Foreign currency option contracts	3,789	(9,927)	6,368

Total included in net foreign exchange gains and losses .	$27,263	$88,162	$72,341
Futures contracts	$(31,757)	$(185,816)	$(81,789)
Credit default swaps (protection purchased)	(907)	(352)	(2,155)
Credit default swaps (assumed risks)	2,016	886	918
Insurance-linked securities	4,343	(9,584)	10,241
Total return swaps	(749)	2,473	4,029
Interest rate swaps	112	(2,200)	2,374
Interest rate derivatives	—	—	(3,848)
TBAs	7,045	15,366	1,737
Other	—	—	(158)

Total included in net realized and unrealized investment gains and losses .	$(19,897)	$(179,227)	$(68,651)
Total derivatives .	$7,366	$(91,065)	$3,690

7. Goodwill and Intangible Assets

Effective December 31, 2012, the Company completed the acquisition of Presidio by acquiring 100% of the outstanding common shares for $72 million plus tangible book value. In addition, the Company has estimated and recorded a liability for additional contingent payments, that are based upon the achievement of certain performance targets by Presidio, at the acquisition date in the Consolidated Balance Sheets. Subsequent changes in the estimated contingent payments will be recognized in the Consolidated Statements of Operations when incurred. The acquisition of Presidio is consistent with the Company’s diversified strategy and provides an additional specialty risk class not previously written by the Company.

The Company recorded pre-tax intangible assets related to renewal rights of $48.2 million, customer relationships of $63.4 million and fronting arrangements of $0.6 million, and goodwill of $0.8 million related to the Presidio acquisition. The goodwill was allocated to the Company’s Life segment. The amortization period related to the intangible assets for the renewal rights and customer relationships is thirteen years and related to the intangible asset for fronting arrangements is less than one year.

The following tables show the Company’s goodwill and intangible assets at December 31, 2012 and 2011 (in thousands of U.S. dollars):

2012	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total
Balance at January 1, 2012	$455,533	$126,517	$7,350	$589,400
Acquired during the year	847	112,202	—	113,049
Intangible assets amortization	—	(31,799)	—	(31,799)

Balance at December 31, 2012	$456,380	$206,920	$7,350	$670,650

2011	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total
Balance at January 1, 2011	$455,533	$171,365	$7,350	$634,248
Intangible assets amortization	—	(44,848)	—	(44,848)

Balance at December 31, 2011	$455,533	$126,517	$7,350	$589,400

Intangible asset amortization during the years ended December 31, 2012, 2011 and 2010 totaled $31.8 million, $44.8 million and $68.6 million, respectively, of which $nil, $8.4 million and $37.1 million, respectively, is recorded within acquisition costs and $31.8 million, $36.4 million and $31.5 million, respectively, is recorded within amortization of intangible assets in the Consolidated Statements of Operations. The amounts recorded within acquisition costs in the Consolidated Statements of Operations approximates the amount of Paris Re’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under purchase accounting.

The gross carrying value and accumulated amortization of intangible assets by type at December 31, 2012 and 2011 is as follows (in thousands of U.S. dollars):

	2012		2011
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$96,478	$191,196	$72,854
Renewal rights	80,863	32,700	32,700	24,525
Customer relationships	63,408	—	—	—
Fronting arrangements	631	—	—	—

Total definite-lived intangible assets	$336,098	$129,178	$223,896	$97,379
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	—	7,350	—

Total intangible assets	$343,448	$129,178	$231,246	$97,379

At December 31, 2012 and 2011, the allocation of the goodwill to the Company’s segments and sub-segments was as follows (in thousands of U.S. dollars):

	2012	2011
Non-life segment:
North America	$82,026	$82,026
Global (Non-U.S.) P&C	149,895	149,895
Global (Non-U.S.) Specialty	179,641	179,641
Catastrophe	26,014	26,014
Life segment	18,804	17,957

Total goodwill	$456,380	$455,533

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Period	Amount
2013	$27,179
2014	27,486
2015	26,593
2016	25,919
2017	22,818

Total	$129,995

8. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The following table shows the Company’s gross liability for unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2012 and 2011 (in thousands of U.S. dollars):

	2012	2011
Case reserves	$4,872,591	$5,187,761
ACRs	354,382	495,593
IBNR reserves	5,482,398	5,589,737

Total unpaid losses and loss expenses	$10,709,371	$11,273,091

The table below is a reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2012, 2011 and 2010 (in thousands of U.S. dollars):

	2012	2011	2010
Gross liability at beginning of year	$11,273,091	$10,666,604	$10,811,483
Reinsurance recoverable at beginning of year	353,105	348,747	336,352

Net liability at beginning of year	10,919,986	10,317,857	10,475,131
Net incurred losses related to:
Current year	2,785,694	4,252,766	3,137,874
Prior years	(628,065)	(530,457)	(477,883)

	2,157,629	3,722,309	2,659,991
Change in Paris Re Reserve Agreement	(86,163)	(61,383)	(66,783)
Net paid losses related to:
Current year	237,783	930,407	311,253
Prior years	2,467,279	2,060,152	2,267,765

	2,705,062	2,990,559	2,579,018
Effects of foreign exchange rate changes	131,651	(68,238)	(171,464)

Net liability at end of year	10,418,041	10,919,986	10,317,857
Reinsurance recoverable at end of year	291,330	353,105	348,747

Gross liability at end of year	$10,709,371	$11,273,091	$10,666,604

The table below is a reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands of U.S. dollars):

	2012	2011	2010
Net incurred losses related to:
Non-life	$2,157,629	$3,722,309	$2,659,991
Life	646,981	650,261	623,627

Losses and loss expenses and life policy benefits	$2,804,610	$4,372,570	$3,283,618

The following table summarizes the net favorable prior year loss development for each of the Company’s Non-life sub-segments for the years ended December 31, 2012, 2011 and 2010 (in thousands of U.S. dollars):

	2012	2011	2010
Net favorable prior year loss development:
Non-life sub-segment
North America	$218,483	$189,180	$165,780
Global (Non-U.S.) P&C	114,279	115,995	97,539
Global (Non-U.S.) Specialty	250,523	128,975	170,931
Catastrophe	44,780	96,307	43,633

Total net favorable prior year loss development	$628,065	$530,457	$477,883

Within the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2012, 2011 and 2010. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, with the casualty line of business being the most pronounced. The net favorable loss development for prior accident years in 2011 was driven by most lines of business, predominantly the casualty line, while the credit/surety and motor lines experienced combined adverse loss development for prior accident years of $11 million. The net favorable loss development for prior accident years in 2010 was driven by most lines of business, predominantly the casualty and agriculture lines, while the motor line of business experienced adverse loss development for prior accident years of $8 million. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2012, 2011 and 2010. The net favorable loss development for prior accident years in 2012 and 2010 was driven by all lines of business, and was most pronounced in the property line. The net favorable loss development for prior accident years in 2011 was driven by all lines of business, and was most pronounced in the motor line. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Global (Non-U.S.) Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2012, 2011 and 2010. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines, while the engineering line experienced adverse loss development for prior accident years of $6 million. The net favorable loss development for prior accident years in 2011 was driven by most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $13 million. The net favorable loss development for prior accident years in 2010 was driven by all lines of business, except for the specialty casualty line, which experienced adverse loss development for prior accident years of $37 million. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2012, 2011 and 2010. The net favorable loss development in each year was primarily due to favorable loss emergence.

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

Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within Other reinsurance balances payable in the Consolidated Balance Sheets. Accordingly, the reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses for the years ended December 31, 2012, 2011 and 2010 includes the change in the Reserve Agreement. At December 31, 2012 and 2011, the Company’s net liability for unpaid losses and loss expenses includes $857 million and $1,012 million, respectively, of guaranteed reserves and Other reinsurance balances payable includes $12 million and $183 million, respectively, payable to Colisée Re related to the Reserve Agreement. During the year ended December 31, 2012, pursuant to the Reserve Agreement, the Company settled the payable to Colisée Re of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves (see Note 5 for additional information).

(c) Claims Related to Catastrophic Events

A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. These risks and uncertainties include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for these events. In addition, there is additional complexity related to the 2010 and the February and June 2011 New Zealand Earthquakes given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants continuing to revise their allocation of losses between the various events impacting different treaties, under which the Company may provide different amounts of coverage. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes there remains a high degree of uncertainty related to its loss estimates for the 2010 and the February and June 2011 New Zealand Earthquakes and the Japan Earthquake, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2012.

(d) Asbestos and Environmental Claims

The Company’s net reserves for unpaid losses and loss expenses at December 31, 2012 and 2011 included $199 million and $195 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2012 and 2011 was $205 million and $203 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $125 million and $127 million, respectively, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $80 million and $76 million, respectively, in gross reserves, the majority relates to casualty exposures in the United States arising from business written by PartnerRe SA and PartnerRe U.S.

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

(e) Policy Benefits for Life and Annuity Contracts

The Life segment reported net favorable loss development for prior accident years of $14 million and $1 million for the years ended December 31, 2012 and 2011, respectively, and net adverse loss development for prior accident years of $12 million for the year ended December 31, 2010.

The net favorable prior year loss development of $14 million in 2012 was primarily due to the guaranteed minimum death benefit (GMDB) business, mainly driven by improvements in the capital markets, and certain short-term treaties in the mortality line of business.

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

The net adverse prior year loss development of $12 million in 2010 was primarily driven by adverse development of $23 million due to an improvement in the mortality trend related to an impaired life annuity treaty in the longevity line and adverse development on certain mortality treaties. This adverse development was partially offset by favorable prior year loss development of $17 million resulting from the GMDB business, which was driven by new cedant information and updated assumptions.

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 0.2% to 6.6% and 1.0% to 7.0% at December 31, 2012 and 2011, respectively.

9. Reinsurance

(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The selection of retrocessionaires follows a precise qualitative and quantitative process. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $13.5 million and $12.5 million at December 31, 2012 and 2011, respectively.

(b) Ceded Reinsurance

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2012
Assumed	$4,718,235	$4,640,949	$2,838,117
Ceded	145,375	155,010	33,507

Net	$4,572,860	$4,485,939	$2,804,610

2011
Assumed	$4,633,054	$4,789,293	$4,456,094
Ceded	146,725	141,539	83,524

Net	$4,486,329	$4,647,754	$4,372,570

2010
Assumed	$4,885,266	$4,956,897	$3,399,157
Ceded	180,150	180,426	115,539

Net	$4,705,116	$4,776,471	$3,283,618

10. Debt

Senior Notes

In March 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect 100% owned subsidiary of the parent company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes, or collectively with the 2008 Senior Notes defined below referred to as Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2010 Senior Notes is payable semi-annually and commenced on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.

The 2010 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance B. The parent company has fully and unconditionally guaranteed all obligations of PartnerRe Finance B under the 2010 Senior Notes. The parent company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the parent company.

Contemporaneously, PartnerRe U.S. Holdings, a wholly-owned subsidiary of the parent company, issued a 5.500% promissory note, with a principal amount of $500 million to PartnerRe Finance B. Under the terms of the promissory note, PartnerRe U.S. Holdings promises to pay to PartnerRe Finance B the principal amount on June 1, 2020, unless previously paid. Interest on the promissory note commenced on June 1, 2010 and is payable semi-annually at an annual fixed rate of 5.500%, and cannot be deferred.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $27.5 million, $27.5 million and $21.8 million, respectively, and paid interest of $27.5 million, $27.5 million and $19.6 million, respectively, in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect 100% owned subsidiary of the parent company, issued $250 million aggregate principal amount of 6.875% Senior Notes (2008 Senior Notes, or collectively with 2010 Senior Notes referred to as Senior Notes). The 2008 Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2008 Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.

The 2008 Senior Notes are ranked as senior unsecured obligations of PartnerRe Finance A. The parent company has fully and unconditionally guaranteed all obligations of PartnerRe Finance A under the 2008 Senior Notes. The parent company’s obligations under this guarantee are senior and unsecured and rank equally with all other senior unsecured indebtedness of the parent company.

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

For each of the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $17.2 million, and paid interest of $17.2 million, in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

Capital Efficient Notes (CENts)

In November 2006, PartnerRe Finance II Inc. (PartnerRe Finance II), an indirect 100% owned subsidiary of the parent company, issued $250 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated CENts. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%.

PartnerRe Finance II may elect to defer one or more interest payments for up to ten years, although interest will continue to accrue and compound at the rate of interest applicable to the CENts. The CENts are ranked as junior subordinated unsecured obligations of PartnerRe Finance II. The parent company has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II under the CENts. The parent company’s obligations under this guarantee are unsecured and rank junior in priority of payments to the parent company’s Senior Notes.

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2012 and 2011, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.

For each of the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $4.6 million, and paid interest of $4.6 million.

Long-term Debt

In October 2005, the Company entered into a loan agreement with Citibank, N.A., under which the Company originally borrowed $400 million. On July 12, 2010, the Company repaid the remaining outstanding loan balance of $200 million, which bore interest at a rate of 3-month LIBOR plus 0.85% during 2010.

For the year ended December 31, 2010, the Company incurred interest expense of $1.2 million and paid interest of $1.6 million in relation to this loan.

11. Shareholders’ Equity

Authorized Shares

At December 31, 2012 and 2011, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

Shares
Designated common shares	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2
Designated 7.25% Series E cumulative redeemable preferred shares	15.0
Designated and redeemed preference shares	14.0
Undesignated	20.2

200.0

Common Shares

Share repurchases

During 2012, the Company repurchased, under its authorized share repurchase program, 7.1 million of its common shares at a total cost of $532.9 million, representing an average cost of $75.00 per share. At December 31, 2012, the Company had approximately 3.2 million common shares remaining under its current share repurchase authorization and approximately 26.6 million common shares were held in treasury and are available for reissuance.

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

Cumulative Redeemable Preferred Shares

At December 31, 2012 and 2011, the Company has issued Series C, Series D and Series E cumulative redeemable preferred shares (Series C, D and E preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

	Series C	Series D	Series E
Date of issuance	May 2003	November 2004	June 2011
Number of preferred shares issued	11.6	9.2	15.0
Annual dividend rate	6.75%	6.5%	7.25%
Total consideration	$280.9	$222.3	$361.7
Underwriting discounts and commissions	$9.1	$7.7	$12.1
Aggregate liquidation value	$290.0	$230.0	$373.8

The Company may redeem each of the Series C, D and E preferred shares at $25.00 per share plus accrued and unpaid dividends without interest as follows: (i) each of the Series C and D preferred shares can be redeemed at the Company’s option at any time or in part from time to time, and (ii) the Series E preferred shares can be redeemed at the Company’s option on or after June 1, 2016 or at any time upon certain changes in tax law. Dividends on each of the Series C, D and E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears.

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

See Note 22—Subsequent Events for additional information related to the Company’s Preferred Shares.

12. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands of U.S. dollars or shares, except per share amounts):

	2012	2011	2010
Numerator:
Net income (loss)	$1,134,514	$(520,291)	$852,552
Less: preferred dividends	(61,622)	(47,020)	(34,525)

Net income (loss) available to common shareholders	$1,072,892	$(567,311)	$818,027

Denominator:
Weighted number of common shares outstanding—basic	62,916.0	67,558.7	76,839.5
Share options and other (1)	699.7	—	1,394.8

Weighted average number of common shares and common share equivalents outstanding—diluted	63,615.7	67,558.7	78,234.3

Basic net income (loss) per share	$17.05	$(8.40)	$10.65
Diluted net income (loss) per share (1)	$16.87	$(8.40)	$10.46

(1)	At December 31, 2012, 2011 and 2010, share based awards to purchase 554.7 thousand, 2,854.4 thousand and 489.7 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 687.3 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for year ended December 31, 2011.

13. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2012, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions described below.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. At December 31, 2012, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

PartnerRe Bermuda may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Target Capital Level, which is equivalent to 120% of the Enhanced Capital Requirement (ECR). The ECR is calculated with reference to the Bermuda Solvency Capital Requirement model, which is a risk-based capital model. At December 31, 2012, the maximum dividend that PartnerRe Bermuda could pay without prior regulatory approval was approximately $1,369 million.

PartnerRe Europe may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin (RSM). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to “profits available for distribution”, which consist of accumulated realized profits less accumulated realized losses. At December 31, 2012, the maximum dividend that PartnerRe Europe could pay without prior regulatory approval was approximately $678 million.

PartnerRe U.S. may declare dividends subject to it continuing to meet its minimum solvency and capital requirements and is generally limited to paying dividends from earned surplus. The maximum dividend that can be declared and paid without prior approval is limited, together with all dividends declared and paid during the preceeding twelve months, to the lesser of net investment income for the previous twelve months or 10% of its total statutory capital and surplus. At December 31, 2012, the maximum dividend that PartnerRe U.S. could pay without prior regulatory approval was $nil as a result of dividends having already been declared and paid during 2012.

The statutory financial statements and returns of the Company’s reinsurance subsidiaries as at, and for the year ended, December 31, 2012 are due to be submitted to the relevant regulatory authorities later in 2013, with different filing dates in each jurisdiction. In certain jurisdictions, the statutory financial statements and returns are subject to the review and final approval of the relevant regulatory authorities.

The statutory net income (loss) of the Company’s reinsurance subsidiaries for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions of U.S. dollars):

	2012	2011	2010
PartnerRe Bermuda	$659	$(524)	$496
PartnerRe Europe	323	2	198
PartnerRe U.S.	181	98	147

The required and actual statutory capital and surplus of the Company’s reinsurance subsidiaries at December 31, 2012 and 2011 was as follows (in millions of U.S. dollars):

	PartnerRe Bermuda		PartnerRe Europe		PartnerRe U.S.
	2012	2011	2012	2011	2012	2011
Required statutory capital and surplus	$2,402	$2,264	$911	$901	$699	$707
Actual statutory capital and surplus	3,771	3,515	1,589	1,125	1,260	1,161

At December 31, 2012 and 2011, the Company has Swiss and French operations that are branches of PartnerRe Europe and are regulated by the Central Bank of Ireland, as prescribed by the EU Reinsurance Directive.

In addition to the required statutory capital and surplus requirements in the table above, the Company assesses it own solvency capital needs both at a Group and subsidiary level taking into account factors which may not be fully reflected in statutory requirements. The Company’s solvency capital requirements determined under these self assessments may impact the level of the dividends payable by its reinsurance subsidiaries.

Of the Company’s total net assets of $6.9 billion as at December 31, 2012, the total amount of restricted net assets for the Company’s consolidated subsidiaries was $4.6 billion primarily related to statutory dividend restrictions as described above.

14. Taxation

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

Income tax returns are open for examination for the tax years 2007-2012 in Canada and Switzerland, 2008-2012 in Ireland, 2009-2012 in the United States and 2010-2012 in Singapore and France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. While management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years, the completion of tax examinations for open years may result in changes to the amounts recognized in the Consolidated Financial Statements.

Income tax expense for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands of U.S. dollars):

	2012	2011	2010
Current income tax expense
U.S.	$29,196	$82,065	$28,180
Non U.S.	115,669	72,268	36,706

Total current income tax expense	$144,865	$154,333	$64,886

Deferred income tax expense (benefit)
U.S.	$48,740	$(36,780)	$46,988
Non U.S.	6,717	(8,112)	4,738

Total deferred income tax expense (benefit)	$55,457	$(44,892)	$51,726

Unrecognized tax expense (benefit)
U.S.	$(623)	$81	$—
Non U.S.	4,585	(40,550)	12,172

Total unrecognized tax expense (benefit)	$3,962	$(40,469)	$12,172

Total income tax expense
U.S.	$77,313	$45,366	$75,168
Non U.S.	126,971	23,606	53,616

Total income tax expense	$204,284	$68,972	$128,784

Income (loss) before taxes attributable to the Company’s domestic and foreign operations and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda (the Company’s domicile) law to income (loss) before taxes was as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands of U.S. dollars):

	2012	2011	2010
Domestic (Bermuda)	$661,648	$(634,310)	$441,074
Foreign	677,150	182,991	540,262

Income (loss) before taxes	$1,338,798	$(451,319)	$981,336

Reconciliation of effective tax rate (% of income (loss) before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	14.6	(7.2)	14.9
Impact of foreign exchange (losses) gains	(0.4)	0.4	(3.4)
Unrecognized tax benefit	0.3	9.0	1.2
Tax-exempt income and expenses not deductible	(0.3)	(11.6)	(0.7)
Impact of enacted changes in tax laws	0.7	—	(1.9)
Foreign branch tax	(0.7)	(5.7)	(0.2)
Valuation allowance	1.2	(1.9)	2.0
Other	(0.1)	1.7	1.2

Actual tax rate	15.3%	(15.3)%	13.1%

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2012	2011
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$50,341	$84,977
Foreign tax credit carryforwards	37,569	15,005
Tax loss carryforwards	47,373	31,823
Unearned premiums	17,856	19,152
Other deferred tax assets	36,424	35,040

	189,563	185,997
Valuation allowance	(47,412)	(29,201)

Deferred tax assets	142,151	156,796

Deferred tax liabilities
Deferred acquisition costs	46,311	42,913
Goodwill and other intangibles	106,445	71,000
Equalization reserves	122,930	104,884
Unrealized appreciation and timing differences on investments	141,856	105,817
Other deferred tax liabilities	24,968	32,397

Deferred tax liabilities	442,510	357,011

Net deferred tax liabilities	$(300,359)	$(200,215)

The components of net tax assets and liabilities at December 31, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2012	2011
Net tax assets	$25,098	$66,574
Net tax liabilities	(387,647)	(297,153)

Net tax liabilities	$(362,549)	$(230,579)

	2012	2011
Net current tax liabilities	$(45,606)	$(18,074)
Net deferred tax liabilities	(300,359)	(200,215)
Net unrecognized tax benefit	(16,584)	(12,290)

Net tax liabilities	$(362,549)	$(230,579)

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax assets will be realized. The valuation allowance recorded at December 31, 2012 related to a tax loss carryforward in Singapore of $34.2 million and to a foreign tax credit carryforward in Ireland of $13.2 million. The valuation allowance recorded at December 31, 2011 related to a tax loss carryforward in Singapore.

At December 31, 2012, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $14.6 million in Ireland, which can be carried forward for an unlimited period of time, and $9.7 million in the United States, which can be carried forward for 10 years, and tax loss carryforwards of $9.9 million in Canada, which can be carried forward for 20 years. At December 31, 2011, the deferred tax assets (after valuation allowance) related to foreign tax credit carryforwards of $9.0 million in Ireland, which can be carried forward for an unlimited period of time, and deferred foreign tax credits of $6.0 million in Ireland and the United States.

The total amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands of U.S. dollars):

	January 1, 2012	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2012
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$11,879	$1,571	$3,080	$(1,057)	$311	$15,784
Interest and penalties recognized on the above	411	504	8	(144)	21	800

Total unrecognized tax benefits, including interest and penalties	$12,290	$2,075	$3,088	$(1,201)	$332	$16,584

	January 1, 2011	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2011
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$51,529	$3,194	$3,788	$(47,886)	$1,254	$11,879
Interest and penalties recognized on the above	—	435	—	—	(24)	411

Total unrecognized tax benefits, including interest and penalties	$51,529	$3,629	$3,788	$(47,886)	$1,230	$12,290

	January 1, 2010	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2010
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$41,935	$13,215	$2,578	$(3,254)	$(2,945)	$51,529
Interest and penalties recognized on the above	544	104	—	(471)	(177)	—

Total unrecognized tax benefits, including interest and penalties	$42,479	$13,319	$2,578	$(3,725)	$(3,122)	$51,529

For the years ended December 31, 2012, 2011 and 2010, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

At December 31, 2012, the total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $2.1 million, which primarily relates to the expected expiration of the statute of limitations related to certain tax positions and various intra-group transactions in Europe.

15. Share-Based Awards

Employee Equity Plan

The Company’s Employee Equity Plan (EEP), which was approved by the Company’s shareholders, permits the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP is administered by the Compensation and Management Development Committee of the Board (the Committee). From 2013, the Company will also grant PSUs to employees of the Company.

The EEP permits the grant of up to 8.3 million shares, of which a total of 3.4 million shares can be issued as either RS, RSUs or PSUs and 4.9 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. RSU and PSU awards granted under the EEP generally cliff vest after three years of continuous service. Share options and SSARs vest ratably over three years of continuous service and have a ten year contractual term. Participants in the EEP are eligible to receive dividend equivalents, which the Company records as an expense, on RSUs and PSUs that are unvested. At December 31, 2012, 4.8 million shares, of which a total of 1.8 million shares can be issued as either RS, RSUs or PSUs and 3.0 million shares can be issued as share options or SSARs, remained available for issuance under this plan.

In addition, the Committee is authorized to grant performance awards to eligible senior executives. These performance awards will, if the Committee intends such award to qualify as “qualified performance based compensation” under Section 162(m) of the Internal Revenue Code (IRC), become earned and payable only if pre-established targets relating to certain performance measures are achieved. The individual maximum number of shares underlying any such share-denominated award granted in any calendar year will be 0.5 million shares, and the individual maximum amount of any such cash-denominated award in any calendar year shall not exceed $5.0 million.

Non-Employee Directors Share Plan

The Company’s Non-Employee Directors Share Plan (Directors Share Plan), which was approved by the Company’s shareholders, permits the grant of up to 1.2 million shares, of which a total of 0.8 million shares can be issued as either RS or RSUs and 0.4 million shares can be issued as share options or SSARs. Under the Directors Share Plan, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the Directors Share Plan as the closing price reported on the grant date.

Options and RSUs are awarded on an annual basis under the Directors Share Plan. Prior to May 2012, options generally vested at the time of grant, were expensed immediately and had a ten year contractual term. From May 2012, options generally vest and are expensed ratably over three years and have a ten year contractual term. Prior to May 2010, RSUs generally vested at the time of grant with a delivery date restriction of one year and were expensed immediately. From May 2010, RSUs have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Prior to the RSU grant, directors have the ability to elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery.

At December 31, 2012, 0.4 million shares, of which a total of 0.1 million shares can be issued as either RS or RSUs and 0.3 million shares can be issued as share options or SSARs, remained available for issuance under this plan.

Employee Share Purchase Plan

The PartnerRe Ltd. Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP. At December 31, 2012, 0.3 million shares remained available for issuance under this plan.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. Swiss employees, who work at least 20 hours per week, are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.4 million common shares may be issued under the SSPP. At December 31, 2012, 0.2 million shares remained available for issuance under this plan.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options and SSARs or the conversion of RSUs into shares.

For the years ended December 31, 2012, 2011 and 2010, the Company’s share-based compensation expense was $26.8 million, $24.2 million and $33.5 million, respectively, with a tax benefit of $3.6 million, $2.4 million and $3.4 million, respectively. Included within these tax benefits are amounts related to the exercise of share options and the conversion of RSUs and SSARs into shares by employees of the Company’s U.S. subsidiaries of $1.6 million, $3.1 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Share Options

The following table summarizes the activity related to options granted and exercised for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Options granted	120,210	123,162	91,817
Weighted average grant date fair value of options granted	$7.90	$7.43	$10.29

Options exercised	518,548	194,201	860,154
Total intrinsic value of options exercised (in millions of U.S. dollars)	$8.8	$4.6	$21.0
Proceeds from option exercises (in millions of U.S. dollars)	$29.3	$10.6	$37.2

The activity related to the Company’s share options for the year ended December 31, 2012 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,863,156	62.89
Granted	120,210	70.82
Exercised	(518,548)	56.92
Forfeited or expired	(6,965)	66.86

Outstanding at December 31, 2012	1,457,853	65.66
Options exercisable at December 31, 2012	1,334,481	65.16
Options vested and expected to vest at December 31, 2012	1,450,769	65.63

The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2012, was 3.7 years and $22.1 million, respectively.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life	6 years	6 years	6 years
Expected volatility	17.7%	14.9%	15.8%
Risk-free interest rate	1.0%	2.0%	2.8%
Dividend yield	2.7%	2.7%	2.7%

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

Restricted Share Units

During the years ended December 31, 2012, 2011 and 2010, the Company issued 294,184 RSUs, 314,182 RSUs and 374,366 RSUs with a weighted average grant date fair value of $65.33, $81.20 and $79.18, respectively. The Company values RSUs issued under all plans at the fair value of its common shares at the date of grant, as defined by the plan document.

The activity related to the Company’s RSUs for the year ended December 31, 2012 was as follows:

RSUs
Outstanding at January 1, 2012	695,744
Granted	294,184
Released	(83,650)
Forfeited	(36,783)

Outstanding at December 31, 2012	869,495

The RSUs that vested during the years ended December 31, 2012, 2011 and 2010 had a fair value of $5.5 million, $18.3 million and $30.9 million, respectively.

Of the 869,495 RSUs outstanding at December 31, 2012, 15,388 are subject to a five year delivery date restriction from the grant date and were not released for conversion into shares.

Total unrecognized share-based compensation expense related to unvested RSUs was approximately $23.4 million at December 31, 2012, which is expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2012, no PSUs have been granted.

Share-Settled Share Appreciation Rights (SSARs)

During the years ended December 31, 2012, 2011 and 2010, the Company issued 356,900 SSARs, 210,582 SSARs, and 450,568 SSARs with a weighted average grant date fair value of $7.34, $10.32 and $10.45, respectively.

The activity related to the Company’s SSARs for the year ended December 31, 2012 was as follows:

SSARs
Outstanding at January 1, 2012	1,515,207
Granted	356,900
Exercised	(17,313)
Forfeited or expired	(34,200)

Outstanding at December 31, 2012	1,820,594
Exercisable at December 31, 2012	1,208,495

Total unrecognized share-based compensation expense related to unvested SSARs was approximately $2.9 million at December 31, 2012, which is expected to be recognized over a weighted-average period of 1.8 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life	6 years	6 years	6 years
Expected volatility	17.6%	15.6%	15.8%
Risk-free interest rate	1.1%	2.7%	2.8%
Dividend yield	2.8%	2.8%	2.7%

In determining the weighted average assumptions used, the Company used the same methodology as described in share options above.

Warrants

In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2012, 11,243 warrants are outstanding and fully vested with a weighted average remaining contractual life of 2.1 years and a weighted average exercise price of $33.26. During the year ended December 31, 2012, 4,027 warrants were exercised with a weighted average exercise price of $33.59.

16. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2012 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).

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

The Company incurred expenses for these defined contribution arrangements of $15.7 million, $16.0 million and $14.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Active Defined Benefit Plan

The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2012 and 2011, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2012	2011
Funded status
Unfunded pension obligation at beginning of year	$25,162	$17,144

Change in pension obligation
Service cost	6,474	7,141
Interest cost	2,976	3,308
Plan participants’ contributions	1,998	2,174
Actuarial loss	7,046	8,470
Plan amendments	(707)	—
Benefits paid	(8,582)	(248)
Foreign currency adjustments	4,349	(850)
Settlements	—	(13,178)

Change in pension obligation	13,554	6,817

Change in fair value of plan assets
Actual return on plan assets	3,782	3,610
Employer contributions	5,941	6,627
Plan participants’ contributions	1,998	2,174
Benefits paid	(8,582)	(248)
Foreign currency adjustments	3,315	(186)
Settlements	—	(13,178)

Change in fair value of plan assets	6,454	(1,201)

Funded status
Unfunded pension obligation at end of year	$32,262	$25,162
Additional information:
Projected benefit obligation at end of year	$134,710	$121,156
Accumulated pension obligation at end of year	129,492	116,904
Fair value of plan assets at end of year	102,448	95,994

At December 31, 2012 and 2011, the funded status was included in Accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in Accumulated other comprehensive income (loss) at December 31, 2012 and 2011 were $22.8 million (net of $6.1 million of taxes) and $19.1 million (net of $5.1 million of taxes), respectively.

The net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were $8.3 million, $10.0 million and $6.1 million, respectively.

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

The fair value of the Zurich Plan’s assets at December 31, 2012 and 2011 were insured funds and cash (Level 2) of $102.4 million and $96.0 million, respectively. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the pension obligation and net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost
Discount rate	1.75%	2.5%	2.5%	2.75%	2.75%	3.25%
Expected return on plan assets	—	2.5	—	3.0	—	3.6
Rate of compensation increase	2.5	3.5	3.5	3.5	3.5	3.5

At December 31, 2012, estimated employer contributions to be paid in 2013 were $5.8 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Period	Amount
2013	$4,435
2014	4,567
2015	4,939
2016	5,030
2017	4,890
2018 to 2022	27,177

The Company does not believe that any plan assets will be returned to the Company during 2013.

17. Commitments and Contingencies

(a) Concentration of Credit Risk

Fixed maturities

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. government and other highly rated non-U.S. sovereign governments’ securities. At December 31, 2012, the Company’s fixed maturity investments did not include any significant concentrations of debt securities issued by non-U.S. sovereign governments. At December 31, 2011, the Company’s fixed maturity investments included $879 million, or 13.6% of the Company’s total shareholders’ equity, issued by the Government of Germany. Other than the U.S. government at December 31, 2012 and the U.S. government and the Government of Germany at December 31, 2011, the Company’s fixed maturity portfolio did not contain exposure to any non-U.S. sovereign government that accounted for more than 10% of the Company’s total shareholders’ equity. The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

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

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At December 31, 2012 and 2011, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $3.0 million and $nil, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At December 31, 2012, the Company’s notes receivable of $46.7 million were all performing and were collateralized by residential property and commercial property of $31.3 million and $15.4 million, respectively. At December 31, 2011, the Company’s notes receivable of $80.4 million were all performing and were collateralized by residential property and commercial property of $45.9 million and $34.5 million, respectively.

The Company purchased $37.8 million and $84.5 million of financing receivables during the years ended December 31, 2012 and 2011, respectively. There were no significant sales of financing receivables during the years ended December 31, 2012 and 2011, however, the outstanding balances were reduced by settlements of the underlying debt.

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

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. At December 31, 2012 and

2011, the Company has recorded a provision for uncollectible premiums receivable of $8.9 million and $8.2 million, respectively. See also Note 9 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.

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

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases at December 31, 2012 (in thousands of U.S. dollars):

Period	Amount
2013	$29,982
2014	26,546
2015	21,793
2016	21,436
2017	21,090
2018 through 2019	7,611

Total future minimum rental payments	$128,458

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $36.3 million, $37.0 million, and $36.1 million, respectively.

(c) Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan (voluntary plan) available to certain eligible employees in France. Following their departure from the Company, employees who participated in the voluntary plan continued to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the voluntary plan during the year ended December 31, 2010. During the year ended December 31, 2010 the Company recorded a pre-tax charge of $40.7 million related to the costs of the voluntary plan within other operating expenses.

(d) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $11.4 million through 2015.

The Company has entered into strategic investments with unfunded capital commitments. In the next five years, the Company expects to fund capital commitments totaling $135.6 million with $51.4 million, $31.4 million, $24.4 million, $20.6 million and $7.8 million to be paid during 2013, 2014, 2015, 2016 and 2017, respectively.

During 2012, the Company committed to a $100 million participation in a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2012, the letter of credit facility has not been drawn down and it can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless cancelled by the bank, the credit facility automatically extends for one year, each year until maturity.

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

At December 31, 2012, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

18. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2012, the total amount of such credit facilities available to the Company was $1,467 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $189 million and $515 million, respectively, at December 31, 2012, in respect of reported loss and unearned premium reserves.

Included in the total credit facilities available to the Company at December 31, 2012 is a $500 million three-year syndicated unsecured credit facility with the following terms: (i) a maturity date of July 16, 2013, (ii) a $250 million accordion feature, which enables the Company to potentially increase its available credit from $500 million to $750 million, and (iii) a minimum consolidated tangible net worth requirement. The Company’s ability to increase its available credit to $750 million is subject to the agreement of the credit facility participants. The Company’s breach of any of the covenants would result in an event of default, upon which the Company may be required to repay any outstanding borrowings and replace or cash collateralize letters of credit issued under this facility. The Company was in compliance with all of the covenants at December 31, 2012. This facility is predominantly used for the issuance of letters of credit, although the Company and its subsidiaries have access to a revolving line of credit of up to $375 million as part of this facility. During the year ended December 31, 2012, there were no borrowings under this revolving line of credit.

Additionally, the syndicated unsecured credit facility allows for an adjustment to the level of pricing should the Company experience a change in its senior unsecured debt ratings. The pricing grid provides the Company greater flexibility and simultaneously provides participants under the facility with some price protection.

On November 14, 2011, the Company entered into an agreement to modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the $100 million being secured. This credit facility was renewed on November 14, 2012 and matures on November 14, 2013.

In addition to the unsecured credit facilities available, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2012 is a $250 million credit facility, which matures on December 4, 2015, and a $200 million credit facility, which matures on December 31, 2014. At December 31, 2012, no conditions of default existed under these facilities.

19. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. (a company in which a board member was a supervisory director until May 2012), Delta Lloyd (a company in which a board member was a director until September 2011) and ING Group N.V. (a company in which a board member is a supervisory director since May 2012). All agreements entered into with Atradius N.V., Delta Lloyd and ING Group N.V. were completed on an arm’s-length basis.

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands of U.S. dollars):

	2012	2011	2010
Net premiums written	$80,292	$75,991	$80,975
Net premiums earned	75,714	77,230	69,094
Losses and loss expenses and life policy benefits	35,197	32,595	40,740
Acquisition costs	28,475	33,906	22,012

Included in the Consolidated Balance Sheets were the following balances related to Atradius N.V. at December 31, 2012 and 2011 (in thousands of U.S. dollars):

	2012	2011
Reinsurance balances receivable	$11,974	$5,332
Unpaid losses and loss expenses	82,711	75,173
Unearned premiums	40,312	34,836
Other net assets	12,135	14,187

Agreements with Delta Lloyd

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Delta Lloyd. The activity included in the Consolidated Statements of Operations related to Delta Lloyd for the years ended December 31, 2011 and 2010 includes net premiums earned of $1.9 million and $1.2 million, respectively, and losses and loss expenses and life policy benefits of $0.8 million and $0.3 million, respectively. Included in the Consolidated Balance Sheets at December 31, 2011 were unpaid losses and loss expenses of $7.5 million.

Agreements with ING Group N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with ING Group N.V. The activity included in the Consolidated Statements of Operations related to ING Group N.V. for the year ended December 31, 2012 includes net premiums earned of $3.4 million and losses and loss expenses and life policy benefits of $0.8 million. Included in the Consolidated Balance Sheets at December 31, 2012 were unpaid losses and loss expenses of $12.7 million.

Other Agreements

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

20. Segment Information

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

The North America sub-segment includes agriculture, casualty, motor, multiline, property, surety and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global (Non-U.S.) Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life segment includes mortality, longevity and accident and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

The following tables provide a summary of the segment results for the years ended December 31, 2012, 2011 and 2010 (in millions of U.S. dollars, except ratios):

Segment Information

For the year ended December 31, 2012

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$1,221	$684	$1,505	$500	$3,910	$802	$6	$4,718
Net premiums written	$1,219	$681	$1,415	$453	$3,768	$799	$6	$4,573
(Increase) decrease in unearned premiums	(43)	(3)	(42)	4	(84)	(4)	1	(87)

Net premiums earned	$1,176	$678	$1,373	$457	$3,684	$795	$7	$4,486
Losses and loss expenses and life policy benefits	(816)	(415)	(821)	(103)	(2,155)	(647)	(3)	(2,805)
Acquisition costs	(291)	(167)	(321)	(42)	(821)	(116)	—	(937)

Technical result	$69	$96	$231	$312	$708	$32	$4	$744
Other income					5	4	3	12
Other operating expenses					(257)	(52)	(102)	(411)

Underwriting result					$456	$(16)	n/a	$345
Net investment income						64	507	571

Allocated underwriting result (1)						$48	n/a	n/a
Net realized and unrealized investment gains							494	494
Interest expense							(49)	(49)
Amortization of intangible assets							(32)	(32)
Net foreign exchange losses							—	—
Income tax expense							(204)	(204)
Interest in earnings of equity investments							10	10

Net income							n/a	$1,135

Loss ratio (2)	69.4%	61.3%	59.8%	22.4%	58.5%
Acquisition ratio (3)	24.7	24.6	23.4	9.3	22.3

Technical ratio (4)	94.1%	85.9%	83.2%	31.7%	80.8%
Other operating expense ratio (5)					7.0

Combined ratio (6)					87.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the year ended December 31, 2011

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$1,104	$682	$1,446	$599	$3,831	$790	$12	$4,633
Net premiums written	$1,104	$678	$1,344	$562	$3,688	$786	$12	$4,486
Decrease in unearned premiums	31	81	32	12	156	6	—	162

Net premiums earned	$1,135	$759	$1,376	$574	$3,844	$792	$12	$4,648
Losses and loss expenses and life policy benefits	(741)	(567)	(950)	(1,459)	(3,717)	(650)	(6)	(4,373)
Acquisition costs	(276)	(191)	(328)	(26)	(821)	(117)	—	(938)

Technical result	$118	$1	$98	$(911)	$(694)	$25	$6	$(663)
Other income					4	1	3	8
Other operating expenses					(283)	(53)	(99)	(435)

Underwriting result					$(973)	$(27)	n/a	$(1,090)
Net investment income						66	563	629

Allocated underwriting result						$39	n/a	n/a
Net realized and unrealized investment gains							67	67
Interest expense							(49)	(49)
Amortization of intangible assets							(36)	(36)
Net foreign exchange gains							34	34
Income tax expense							(69)	(69)
Interest in losses of equity investments							(6)	(6)

Net loss							n/a	$(520)

Loss ratio	65.3%	74.7%	69.1%	254.2%	96.7%
Acquisition ratio	24.3	25.1	23.8	4.5	21.3

Technical ratio	89.6%	99.8%	92.9%	258.7%	118.0%
Other operating expense ratio					7.4

Combined ratio					125.4%

Segment Information

For the year ended December 31, 2010

	North America	Global (Non-U.S.) P&C	Global (Non-U.S.) Specialty	Catastrophe	Total Non-life segment	Life segment	Corporate and Other	Total
Gross premiums written	$1,028	$909	$1,479	$716	$4,132	$749	$4	$4,885
Net premiums written	$1,026	$898	$1,391	$646	$3,961	$742	$2	$4,705
Decrease in unearned premiums	12	16	14	26	68	2	1	71

Net premiums earned	$1,038	$914	$1,405	$672	$4,029	$744	$3	$4,776
Losses and loss expenses and life policy benefits	(577)	(702)	(985)	(393)	(2,657)	(624)	(3)	(3,284)
Acquisition costs	(288)	(227)	(292)	(49)	(856)	(116)	—	(972)

Technical result	$173	$(15)	$128	$230	$516	$4	$—	$520
Other income					5	2	3	10
Other operating expenses					(317)	(57)	(166)	(540)

Underwriting result					$204	$(51)	n/a	$(10)
Net investment income						71	602	673

Allocated underwriting result						$20	n/a	n/a
Net realized and unrealized investment gains							402	402
Interest expense							(44)	(44)
Amortization of intangible assets							(31)	(31)
Net foreign exchange losses							(21)	(21)
Income tax expense							(129)	(129)
Interest in earnings of equity investments							13	13

Net income							n/a	$853

Loss ratio	55.6%	76.8%	70.0%	58.5%	65.9%
Acquisition ratio	27.8	24.9	20.8	7.2	21.3

Technical ratio	83.4%	101.7%	90.8%	65.7%	87.2%
Other operating expense ratio					7.8

Combined ratio					95.0%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Non-life
Property and casualty
Casualty	13%	11%	11%
Motor	5	5	7
Multiline and other	3	2	2
Property	14	15	18
Specialty
Agriculture	7	7	4
Aviation/Space	5	5	5
Catastrophe	10	13	14
Credit/Surety	7	7	6
Energy	2	2	2
Engineering	4	4	4
Marine	7	6	6
Specialty casualty	2	2	3
Specialty property	4	3	2
Life	17	18	16

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Europe	41%	41%	43%
North America	37	36	36
Asia, Australia and New Zealand	11	12	10
Latin America, Caribbean and Africa	11	11	11

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 5% of total gross premiums written during the years ended December 31, 2012, 2011 and 2010.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2012, 2011 and 2010. The brokers accounted for 24%, 26%, and 25% and 22%, 21%, and 21% of gross premiums written for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Non-life
North America	70%	64%	77%
Global (Non-U.S.) P&C	28	29	32
Global (Non-U.S.) Specialty	42	43	37
Catastrophe	74	81	70
Life	13	16	15

21. Unaudited Quarterly Financial Information

	2012				2011
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$920.3	$1,043.2	$1,136.0	$1,473.3	$879.9	$1,079.6	$1,056.5	$1,470.4
Net premiums earned	1,168.1	1,237.1	1,090.9	989.8	1,181.4	1,294.3	1,107.5	1,064.6
Net investment income	135.7	135.3	153.5	146.9	155.5	163.7	158.3	151.6
Net realized and unrealized investment gains (losses)	5.1	257.4	38.1	192.7	74.6	26.1	78.2	(112.2)
Other income	3.8	2.7	2.6	2.8	3.1	1.4	1.6	1.8

Total revenues	1,312.7	1,632.5	1,285.1	1,332.2	1,414.6	1,485.5	1,345.6	1,105.8
Losses and loss expenses and life policy benefits	800.9	721.1	706.1	576.5	1,069.2	881.7	814.5	1,607.2
Acquisition costs	245.5	247.1	232.7	211.6	238.8	262.5	229.2	207.9
Other operating expenses	112.3	94.7	106.2	98.2	113.0	103.8	113.7	104.3
Interest expense	12.2	12.2	12.2	12.2	12.3	12.2	12.2	12.3
Amortization of intangible assets	5.1	8.9	8.9	8.9	8.9	9.5	9.2	8.8
Net foreign exchange losses (gains)	3.4	2.0	(7.7)	2.6	(14.7)	(10.6)	(8.7)	(0.7)

Total expenses	1,179.4	1,086.0	1,058.4	910.0	1,427.5	1,259.1	1,170.1	1,939.8
Income (loss) before taxes and interest in earnings (losses) of equity investments	133.3	546.5	226.7	422.2	(12.9)	226.4	175.5	(834.0)
Income tax expense (benefit)	22.8	64.1	50.1	67.2	3.3	41.8	50.1	(26.3)
Interest in earnings (losses) of equity investments	1.0	4.3	(0.5)	5.1	(1.4)	(4.5)	(1.2)	0.7

Net income (loss)	111.5	486.7	176.1	360.1	(17.6)	180.1	124.2	(807.0)
Preferred dividends	15.4	15.4	15.4	15.4	15.4	14.4	8.6	8.6

Net income (loss) available to common shareholders	$96.1	$471.3	$160.7	$344.7	$(33.0)	$165.7	$115.6	$(815.6)
Basic net income (loss) per common share	$1.58	$7.62	$2.52	$5.27	$(0.49)	$2.45	$1.71	$(11.99)
Diluted net income (loss) per common share	1.56	7.53	2.50	5.24	(0.49)	2.43	1.69	(11.99)
Dividends declared per common share	0.62	0.62	0.62	0.62	0.60	0.60	0.60	0.55

22. Subsequent Events

On February 14, 2013, the Company issued Series F non-cumulative redeemable preferred shares (Series F preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

Series F
Date of issuance	February 2013
Number of preferred shares issued	10.0
Annual dividend rate	5.875%
Total consideration	$242.3
Underwriting discounts and commissions	$7.7
Aggregate liquidation value	$250.0

On or after March 1, 2018, the Company may redeem the Series F preferred shares in whole at any time, or in part from time to time, at $25.00 per share, plus an amount equal to the portion of the quarterly dividend attributable to the then-current dividend period to, but excluding, the redemption date. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares will be non-cumulative and will be payable quarterly.

In the event of liquidation of the Company, the Series F preferred shares rank on parity with each of the Series C, D and E preferred shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value of $250 million, plus declared but unpaid dividends, if any.

On February 14, 2013, the Company announced that it expects to redeem the Series C preferred shares for the aggregate redemption value of $290 million plus accrued dividends on March 18, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda

February 26, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2012, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment and those criteria Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche Ltd., the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 26, 2013

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

Equity Compensation Plan Information

As part of the Company’s long-term incentive compensation for executives and employees, the Company maintains the PartnerRe Ltd. 2005 Employee Equity Plan. In addition, for directors, the Company maintains the PartnerRe Non-Employee Directors Share Plan. These two plans enable employees and directors to acquire and maintain share ownership, thereby strengthening their commitment to PartnerRe and promoting a commonality of interest among directors, employees and shareholders. The Company finds that the existence of such plans helps to attract and retain key employees and directors. In connection with the Paris Re acquisition, the Company assumed Paris Re’s equity compensation plans (see Note 15 to Consolidated Financial Statements in Item 8 of Part II of this report).

The following tables set out details of the Company’s equity compensation plans, both active and expired, as of December 31, 2012. In May 2009, the Company’s shareholders approved a new Employee Share Purchase Plan (ESPP) and authorized the issuance of 600,000 shares under the new ESPP. In May 2011, the Company’s shareholders approved a new Swiss Share Purchase Plan (SSPP) which offers competitive benefits to its employees in Switzerland, and authorized the issuance of 400,000 shares under the new SSPP. All equity compensation plans, with the exception of Paris Re’s equity compensation plans, have been approved by shareholders (see Note 15 to Consolidated Financial Statements in Item 8 of Part II of this report).

	A	B	C
Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by shareholders	3,737,122	$69.99	5,733,328
Equity compensation plans not approved by shareholders	422,063	67.20	—

Total	4,159,185	$69.63	5,733,328

Equity Compensation Plans Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
1993 Non-Employee Director Stock Plan (3)	7,825	$52.68	—
Employee Incentive Plan (3)	419,696	57.86	—
2005 Employee Equity Plan (Options)	1,869,210	73.02	2,970,901
2003 Non-Employee Directors Share Plan (Options)	570,896	69.21	290,290
2003 Non-Employee Directors Share Plan (Restricted Stock Units)	54,154	n/a	76,435
Employee Equity Plan (Restricted Stock Units)	815,341	n/a	1,848,354
ESPP	—	n/a	324,101
SSPP	—	n/a	223,247

Total	3,737,122	$69.99	5,733,328

(1)	Does not include the estimated number of shares to be purchased pursuant to the ESPP or the SSPP during the current purchase period, which commenced on December 1, 2012 and will close on May 31, 2013.
(2)	The weighted average exercise price does not take into account any restricted share unit awards or the estimated number of shares to be purchased pursuant to the ESPP or SSPP during the current purchase period.
(3)	The 1993 Non-Employee Director Stock Plan, the 1993 Stock Option Plan and the Employee Incentive Plan have expired.

Equity Compensation Plans Not Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Paris Re 2006 Equity Purchase Plan	11,243	$33.26	—
Paris Re 2006 Equity Incentive Plan	241,859	66.27	—
Paris Re 2006 Executive Equity Incentive Plan	136,313	66.27	—
Paris Re 2007 Equity Incentive Plan	32,648	89.71	—

Total	422,063	$67.20	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—at December 31, 2012					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2012, 2011 and 2010					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2012, 2011 and 2010					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2012, 2011 and 2010					X

3.	Exhibits

Included on page 226

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ CONSTANTINOS MIRANTHIS Constantinos Miranthis	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2013

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 26, 2013

/S/ VITO H. BAUMGARTNER Vito H. Baumgartner	Director	February 26, 2013

/S/ JUDITH HANRATTY Judith Hanratty, OBE	Director	February 26, 2013

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 26, 2013

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 26, 2013

/S/ JOHN A. ROLLWAGEN John A. Rollwagen	Director	February 26, 2013

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 26, 2013

/S/ LUCIO STANCA Lucio Stanca	Director	February 26, 2013

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 26, 2013

/S/ EGBERT WILLAM Egbert Willam	Director	February 26, 2013

/S/ DAVID ZWIENER David Zwiener	Director	February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 26, 2013; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 26, 2013

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

at December 31, 2012

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and government sponsored enterprises	$1,108,513	$1,130,924	$1,130,924
U.S. states, territories and municipalities	232,433	243,386	243,386
Non-U.S. sovereign government, supranational and government related	2,221,272	2,375,673	2,375,673
Corporate	6,197,594	6,655,838	6,655,838
Asset-backed securities	701,264	723,470	723,470
Residential mortgage-backed securities	3,128,618	3,199,924	3,199,924
Other mortgage-backed securities	63,921	66,100	66,100

Total fixed maturities	13,653,615	14,395,315	14,395,315
Equities
Banks, trust and insurance companies	123,747	139,537	139,537
Public utilities	25,981	28,709	28,709
Industrial, miscellaneous and all other	850,598	925,756	925,756

Total equities	1,000,326	1,094,002	1,094,002
Short-term investments	$150,634	150,552	150,552
Other invested assets (3)		71,204	71,204

Total		$15,711,073	$15,711,073

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities.
(2)	Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.
(3)	Other invested assets excludes the Company’s investments accounted for using the cost method of accounting, equity method of accounting or investment company accounting of $262 million.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2012	December 31, 2011
Assets
Fixed maturities, trading securities, at fair value (amortized cost: 2012, $Nil; 2011, $178,674)	$—	$181,117
Short-term investments, trading securities, at fair value (amortized cost: 2012, $Nil; 2011, $8,463)	—	8,467
Cash and cash equivalents, at fair value, which approximates amortized cost	30,372	51,729
Investments in subsidiaries	8,533,423	7,693,969
Intercompany loans and balances receivable	361,408	350,265
Other	4,283	10,066

Total assets	$8,929,486	$8,295,613

Liabilities
Intercompany loans and balances payable (1)	$1,952,737	$1,815,049
Accounts payable, accrued expenses and other	43,253	13,022

Total liabilities	1,995,990	1,828,071

Shareholders’ Equity
Common shares (par value $1.00; issued: 2012, 84,459,905 shares; 2011, 84,766,693 shares)	85,460	84,767
Preferred shares (par value $1.00; issued and outstanding: 2012 and 2011, 35,750,000 shares; aggregate liquidation value: 2012 and 2011, $893,750)	35,750	35,750
Additional paid-in capital	3,861,844	3,803,796
Accumulated other comprehensive income (loss)	10,597	(12,644)
Retained earnings	4,952,002	4,035,103
Common shares held in treasury, at cost (2012, 26,550,530 shares; 2011, 19,444,365 shares)	(2,012,157)	(1,479,230)

Total shareholders’ equity	6,933,496	6,467,542

Total liabilities and shareholders’ equity	$8,929,486	$8,295,613

(1)	The parent has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect 100% owned finance subsidiary of the parent, related to the remaining $63.4 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The parent’s obligations under this guarantee are unsecured and rank junior in priority of payments to the parent’s Senior Notes.

The parent has fully and unconditionally guaranteed all obligations of PartnerRe Finance A and PartnerRe Finance B, indirect 100% owned finance subsidiaries of the parent, related to the issuance of $250 million aggregate principal amount of 6.875% Senior Notes and $500 million aggregate principal amount of 5.500% Senior Notes. The parent’s obligations under these guarantees are senior and unsecured and rank equally with all other senior unsecured indebtedness of the parent.

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues
Net investment income	$1,152	$2,452	$1,745
Net realized and unrealized investment gains (losses)	2,208	5,499	(3,884)

Total revenues	3,360	7,951	(2,139)
Expenses
Other operating expenses	82,137	76,690	92,361
Interest expense on intercompany loans	730	739	5,609
Interest expense	—	—	301
Net foreign exchange losses (gains)	1,085	(9,540)	17,244

Total expenses	83,952	67,889	115,515
Loss before equity in net income (loss) of subsidiaries	(80,592)	(59,938)	(117,654)
Equity in net income (loss) of subsidiaries	1,215,106	(460,353)	970,206

Net income (loss)	$1,134,514	$(520,291)	$852,552

Comprehensive income (loss)
Net income (loss)	$1,134,514	$(520,291)	$852,552
Total other comprehensive income (loss), net of tax	23,241	(16,700)	(80,871)

Comprehensive income (loss)	$1,157,755	$(536,991)	$771,681

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Cash flows from operating activities
Net income (loss)	$1,134,514	$(520,291)	$852,552
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income (loss) of subsidiaries	(1,215,106)	460,353	(970,206)
Other, net	30,573	7,663	36,388

Net cash used in operating activities	(50,019)	(52,275)	(81,266)
Cash flows from investing activities
Sales and redemptions of fixed maturities	184,516	446,452	698,393
Sales and redemptions of short-term investments	8,543	154,473	69,489
Purchases of short-term investments	—	(99,955)	—
Advances to/from subsidiaries, net	190,017	3,511	697,019
Net issue of intercompany loans receivable and payable	132,797	379,676	380,771
Dividends received from subsidiaries	200,000	—	—
Investments in subsidiaries	—	(860,000)	—
Other, net	772	2,408	(4,283)
Foreign exchange forward contracts	3	(6,750)	3,528

Net cash provided by investing activities	716,648	19,815	1,844,917
Cash flows from financing activities
Cash dividends paid to shareholders	(217,615)	(205,784)	(192,156)
Repurchase of common shares	(504,991)	(413,737)	(1,065,121)
Issuance of common shares	34,323	16,041	37,682
Net proceeds from issuance of preferred shares	—	361,722	—
Repayment of debt	—	—	(200,000)
Contract fees on forward sale agreement	—	—	(2,638)

Net cash used in financing activities	(688,283)	(241,758)	(1,422,233)
Effect of foreign exchange rate changes on cash	297	(3,107)	(15,867)
(Decrease) increase in cash and cash equivalents	(21,357)	(277,325)	325,551
Cash and cash equivalents—beginning of year	51,729	329,054	3,503

Cash and cash equivalents—end of year	$30,372	$51,729	$329,054

Supplemental cash flow information:
Interest paid	$579	$743	$1,680

(1)	The parent received non-cash dividends from its subsidiaries of $200 million, $274 million and $500 million for the years ended December 31, 2012, 2011 and 2010, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(2)	During 2010, the parent sold a 100% owned subsidiary to another 100% owned subsidiary and received fixed maturities and short-term investments as partial settlement of certain intercompany loans receivable. These non-cash transactions have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net investment Income (1)		Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2012
Non-life	$363,174	$10,709,371	$1,517,217	$—	$3,684,069	$	N/A	$2,155,147	$820,464	$257,256	$3,768,111
Life	205,203	—	17,267	1,813,244	794,598		64,223	646,981	115,887	52,352	N/A
Corporate and Other	14	—	141	—	7,272		507,115	2,482	558	101,766	6,363

Total	$568,391	$10,709,371	$1,534,625	$1,813,244	$4,485,939		$571,338	$2,804,610	$936,909	$411,374	$3,774,474
2011
Non-life	$339,010	$11,273,091	$1,432,476	$—	$3,844,270	$	N/A	$3,717,171	$820,747	$283,450	$3,688,185
Life	208,108	—	15,316	1,645,662	792,148		66,069	650,261	116,884	52,905	N/A
Corporate and Other	84	—	1,049	—	11,336		563,079	5,138	730	98,491	12,390

Total	$547,202	$11,273,091	$1,448,841	$1,645,662	$4,647,754		$629,148	$4,372,570	$938,361	$434,846	$3,700,575
2010
Non-life	$369,075	$10,666,604	$1,578,696	$—	$4,029,644	$	N/A	$2,657,041	$856,068	$316,900	$3,960,713
Life	226,476	—	20,385	1,750,410	743,565		71,539	623,627	116,280	56,965	N/A
Corporate and Other	6	—	58	—	3,262		601,243	2,950	189	165,886	1,964

Total	$595,557	$10,666,604	$1,599,139	$1,750,410	$4,776,471		$672,782	$3,283,618	$972,537	$539,751	$3,962,677

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2012
Life reinsurance in force	$—	$1,782,549	$214,006,823	$212,224,274	101%
Premiums earned
Life	—	5,400	780,279	774,879	101%
Accident and health	—	—	19,719	19,719	100%
Property and casualty	84,815	149,610	3,756,136	3,691,341	102%

Total premiums	$84,815	$155,010	$4,556,134	$4,485,939	102%

2011
Life reinsurance in force	$—	$1,673,196	$199,347,294	$197,674,098	101%
Premiums earned
Life	—	3,470	774,383	770,913	100%
Accident and health	—	—	21,235	21,235	100%
Property and casualty	73,567	138,069	3,920,108	3,855,606	102%

Total premiums	$73,567	$141,539	$4,715,726	$4,647,754	101%

2010
Life reinsurance in force	$—	$1,726,050	$192,669,971	$190,943,921	101%
Premiums earned
Life	—	5,118	729,007	723,889	101%
Accident and health	—	—	19,676	19,676	100%
Property and casualty	25,532	175,308	4,182,682	4,032,906	104%

Total premiums	$25,532	$180,426	$4,931,365	$4,776,471	103%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2012, 2011 and 2010

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2012	$363,188	$10,709,371	$1,517,358	$3,691,341	$2,157,629	$821,022	$2,705,062	$3,774,474
2011	339,094	11,273,091	1,433,525	3,855,606	3,722,309	821,477	2,990,559	3,700,575
2010	369,081	10,666,604	1,578,754	4,032,906	2,659,991	856,257	2,579,018	3,962,677

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 09856453

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen Share Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.3	May 2, 2003	001-14536 03680524

4.2.1	Certificate of Designation of the Company’s 6.75% Series C Cumulative Redeemable Preferred Shares.	8-K	99.4	May 2, 2003	001-14536 03680524

4.3	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 041136085

4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 041136085

4.4	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259

4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259

4.5	Specimen Share Certificate for the 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	4.1	February 14, 2012	001-14536 13606991

4.5.1	Certificate of Designation, Preferences and Rights of the Company’s 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	3.1	February 14, 2012	001-14536 13606991

4.6	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 061194484

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

4.6.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 061194484

4.7	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 061194484

4.7.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 061194484

4.8	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 08860178

4.8.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 08860178

4.9	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 08860178

4.9.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 08860178

4.10	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

4.10.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

4.11	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438

4.11.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A., dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355

10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 04957898

10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 05988483

10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 08653416

10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-K	10.9	February 28, 2011	001-14536 11644674

10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 05621655

10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 05621655

10.6	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.	10-Q	10.2	November 2, 2012	001-14536 121176381

10.6.1	Form of PartnerRe Ltd. Executive Restricted Share Unit Award Agreement and Notice of Restricted Share Units.					X

10.6.2	Form of PartnerRe Ltd. Executive Share-Settled Share Appreciation Right Agreement and Notice of Share-Settled Share Appreciation Rights.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.6.3	Form of PartnerRe Ltd. Executive Performance Share Unit Award Agreement and Notice of Performance Share Units.					X

10.6.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 05835956

10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 09998853

10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074

10.9	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.	10-Q	10.1	November 2, 2012	001-14536 121176381

10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844

10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844

10.9.3	Amendment Agreement between PartnerRe Ltd. and John A. Rollwagen dated December 28, 2012.					X

10.9.4	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 041037442

10.13	PartnerRe Ltd. Change in Control Policy.	10-Q	10.7	May 4, 2012	001-14536 12813622

10.14	Amended Executive Total Compensation Program.	10-Q	10.1	May 4, 2012	001-14536 12813622

10.15	Board of Directors Compensation Program for Non-Executive Directors.	10-Q	10.1	May 4, 2011	001-14536 11810844

10.16	Employment Agreement between PartnerRe Ltd. and Costas Miranthis dated as of January 1, 2011.	10-Q	10.2	May 4, 2012	001-14536 12813622

10.17	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.	10-Q	10.4	May 4, 2012	001-14536 12813622

10.18	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.	10-Q	10.3	May 4, 2012	001-14536 12813622

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

10.19	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.	10-Q	10.2	August 2, 2012	001-14536 121002288

10.20	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.	10-Q	10.6	May 4, 2012	001-14536 12813622

10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 091158470

10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399

10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399

10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399

10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399

10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399

10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242

14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 24, 2012	001-14536 12636834

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche Ltd.					X

31.1	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number

31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

101.1	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules.