Form 10-Q
period 2013-03-31
PARTNERRE LTD
filed 2013-05-03
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 30, 2013 was 57,256,764.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2013 and 2012, and of shareholders’ equity, and of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

May 3, 2013

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2013, $13,305,616; 2012, $13,653,615)	$13,969,240	$14,395,315
Short-term investments, trading securities, at fair value (amortized cost: 2013, $115,466; 2012, $150,634)	115,484	150,552
Equities, trading securities, at fair value (cost: 2013, $1,005,213; 2012, $1,000,326)	1,148,921	1,094,002
Other invested assets	311,199	333,361

Total investments	15,544,844	15,973,230
Funds held – directly managed (cost: 2013, $880,373; 2012, $895,261)	909,520	930,741
Cash and cash equivalents, at fair value, which approximates amortized cost	1,286,898	1,121,705
Accrued investment income	181,151	184,315
Reinsurance balances receivable	2,393,159	1,991,991
Reinsurance recoverable on paid and unpaid losses	400,509	348,086
Funds held by reinsured companies	775,486	805,489
Deferred acquisition costs	646,178	568,391
Deposit assets	253,823	257,208
Net tax assets	11,225	25,098
Goodwill	456,380	456,380
Intangible assets	207,224	214,270
Other assets	73,216	103,528

Total assets	$23,139,613	$22,980,432

Liabilities
Unpaid losses and loss expenses	$10,323,786	$10,709,371
Policy benefits for life and annuity contracts	1,763,413	1,813,244
Unearned premiums	2,074,370	1,534,625
Other reinsurance balances payable	342,423	238,578
Deposit liabilities	248,204	252,217
Net tax liabilities	358,197	387,647
Accounts payable, accrued expenses and other	260,673	290,265
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,192,055	16,046,936

Shareholders’ Equity
Common shares (par value $1.00; issued: 2013, 86,011,738 shares; 2012, 85,459,905 shares)	86,012	85,460
Preferred shares (par value $1.00; issued and outstanding: 2013, 34,150,000 shares and 2012, 35,750,000 shares; aggregate liquidation value: 2013, $853,750 and 2012, $893,750)	34,150	35,750
Additional paid-in capital	3,845,781	3,861,844
Accumulated other comprehensive (loss) income	(8,470)	10,597
Retained earnings	5,125,173	4,952,002
Common shares held in treasury, at cost (2013, 28,351,550 shares; 2012, 26,550,530 shares)	(2,171,932)	(2,012,157)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,910,714	6,933,496
Noncontrolling interests	36,844	—

Total shareholders’ equity	6,947,558	6,933,496

Total liabilities and shareholders’ equity	$23,139,613	$22,980,432

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Revenues
Gross premiums written	$1,756,886	$1,567,483

Net premiums written	$1,636,431	$1,473,286
Increase in unearned premiums	(489,751)	(483,456)

Net premiums earned	1,146,680	989,830
Net investment income	123,704	146,896
Net realized and unrealized investment gains	22,943	192,735
Other income	3,927	2,746

Total revenues	1,297,254	1,332,207
Expenses
Losses and loss expenses and life policy benefits	660,952	576,486
Acquisition costs	234,200	211,608
Other operating expenses	116,040	98,174
Interest expense	12,229	12,220
Amortization of intangible assets	7,046	8,893
Net foreign exchange (gains) losses	(2,043)	2,589

Total expenses	1,028,424	909,970

Income before taxes and interest in earnings of equity investments	268,830	422,237
Income tax expense	41,675	67,174
Interest in earnings of equity investments	7,215	5,078

Net income	234,370	360,141
Preferred dividends	14,699	15,405
Loss on redemption of preferred shares	9,135	—

Net income available to common shareholders	$210,536	$344,736

Comprehensive income
Net income	$234,370	$360,141
Change in currency translation adjustment	(19,830)	17,207
Change in unfunded pension obligation, net of tax	996	(869)
Change in net unrealized losses on investments	(233)	(242)

Total other comprehensive (loss) income, net of tax	(19,067)	16,096

Comprehensive income	$215,303	$376,237

Per share data
Net income per common share:
Basic net income	$3.60	$5.27
Diluted net income	$3.53	$5.24
Weighted average number of common shares outstanding	58,423,898	65,404,227
Weighted average number of common shares and common share equivalents outstanding	59,590,044	65,842,819
Dividends declared per common share	$0.64	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Common shares
Balance at beginning of period	$85,460	$84,767
Issuance of common shares	552	173

Balance at end of period	86,012	84,940

Preferred shares
Balance at beginning of period	35,750	35,750
Issuance of preferred shares	10,000	—
Redemption of preferred shares	(11,600)	—

Balance at end of period	34,150	35,750

Additional paid-in capital
Balance at beginning of period	3,861,844	3,803,796
Issuance of common shares	21,937	11,260
Issuance of preferred shares	231,265	—
Redemption of preferred shares	(269,265)	—

Balance at end of period	3,845,781	3,815,056

Accumulated other comprehensive (loss) income
Balance at beginning of period	10,597	(12,644)
Currency translation adjustment
Balance at beginning of period	32,755	4,267
Change in currency translation adjustment	(19,830)	17,207

Balance at end of period	12,925	21,474
Unfunded pension obligation
Balance at beginning of period	(27,370)	(23,076)
Change in unfunded pension obligation	996	(869)

Balance at end of period (net of tax: 2013, $7,468; 2012, $6,780)	(26,374)	(23,945)
Unrealized losses on investments
Balance at beginning of period	5,212	6,165
Change in unrealized losses on investments	(233)	(242)

Balance at end of period (net of tax: 2013 and 2012: $nil)	4,979	5,923

Balance at end of period	(8,470)	3,452

Retained earnings
Balance at beginning of period	4,952,002	4,035,103
Net income	234,370	360,141
Dividends on common shares	(37,365)	(40,543)
Dividends on preferred shares	(14,699)	(15,405)
Loss on redemption of preferred shares	(9,135)	—

Balance at end of period	5,125,173	4,339,296

Common shares held in treasury
Balance at beginning of period	(2,012,157)	(1,479,230)
Repurchase of common shares	(159,775)	(12,393)

Balance at end of period	(2,171,932)	(1,491,623)

Noncontrolling interests
Balance at beginning of period	—	—
Sale of shares to noncontrolling interests	36,844	—

Balance at end of period	36,844	—

Total shareholders’ equity	$6,947,558	$6,786,871

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities
Net income	$234,370	$360,141
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	42,769	30,216
Amortization of intangible assets	7,046	8,893
Net realized and unrealized investment gains	(22,943)	(192,735)
Changes in:
Reinsurance balances, net	(396,018)	(442,507)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	91,287	75,219
Funds held by reinsured companies and funds held – directly managed	6,240	42,851
Deferred acquisition costs	(92,334)	(78,286)
Net tax assets and liabilities	(4,928)	25,952
Unpaid losses and loss expenses including life policy benefits	(242,409)	(257,827)
Unearned premiums	489,751	483,456
Other net changes in operating assets and liabilities	1,831	23,650

Net cash provided by operating activities	114,662	79,023

Cash flows from investing activities
Sales of fixed maturities	1,788,507	1,621,825
Redemptions of fixed maturities	259,798	311,062
Purchases of fixed maturities	(1,849,579)	(2,241,991)
Sales and redemptions of short-term investments	99,769	36,132
Purchases of short-term investments	(64,147)	(32,168)
Sales of equities	156,123	332,851
Purchases of equities	(144,865)	(236,628)
Other, net	43,337	41,224

Net cash provided by (used in) investing activities	288,943	(167,693)

Cash flows from financing activities
Dividends paid to shareholders	(52,064)	(55,948)
Repurchase of common shares	(175,211)	—
Issuance of common shares	15,193	5,601
Net proceeds from issuance of preferred shares	241,265	—
Repurchase of preferred shares	(290,000)	—
Sale of shares to noncontrolling interests	36,844	—

Net cash used in financing activities	(223,973)	(50,347)
Effect of foreign exchange rate changes on cash	(14,439)	6,989
Increase (decrease) in cash and cash equivalents	165,193	(132,028)
Cash and cash equivalents—beginning of period	1,121,705	1,342,257

Cash and cash equivalents—end of period	$1,286,898	$1,210,229

Supplemental cash flow information:
Taxes paid	$46,525	$42,386
Interest paid	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

PartnerRe Ltd. (the Company) predominantly provides reinsurance on a worldwide basis, and certain specialty insurance lines, through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe SE and Partner Reinsurance Company of the U.S. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Condensed Consolidated Statements of Operations and Cash Flows include the results of Presidio from January 1, 2013.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s financial instruments that it measures at fair value using Level 1 inputs generally include: equities and real estate investment trusts listed on a major exchange, exchange traded funds and exchange traded derivatives, including futures that are actively traded.

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

The Company’s financial instruments that it measures at fair value using Level 3 inputs generally include: inactively traded fixed maturities including U.S. state, territory and municipal bonds; privately issued corporate securities; special purpose financing asset-backed bonds; unlisted equities; real estate and certain other mutual fund investments; inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps.

The Company’s policy is to recognize transfers between the hierarchy levels at the beginning of the period.

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2013 and December 31, 2012, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,064,000	$—	$1,064,000
U.S. states, territories and municipalities	—	17,686	232,292	249,978
Non-U.S. sovereign government, supranational and government related	—	2,295,641	—	2,295,641
Corporate	—	6,486,230	100,716	6,586,946
Asset-backed securities	—	412,932	325,659	738,591
Residential mortgage-backed securities	—	2,975,904	—	2,975,904
Other mortgage-backed securities	—	58,180	—	58,180

Fixed maturities	$—	$13,310,573	$658,667	$13,969,240
Short-term investments	$—	$115,484	$—	$115,484
Equities
Real estate investment trusts	$145,783	$—	$—	$145,783
Energy	127,130	—	—	127,130
Consumer noncyclical	126,980	—	—	126,980
Finance	94,169	10,164	12,553	116,886
Technology	69,976	—	7,647	77,623
Communications	65,238	—	—	65,238
Consumer cyclical	58,863	—	—	58,863
Industrials	57,284	—	—	57,284
Insurance	37,619	—	—	37,619
Other	56,613	—	—	56,613
Mutual funds and exchange traded funds	51,048	220,412	7,442	278,902

Equities	$890,703	$230,576	$27,642	$1,148,921
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$12,816	$—	$12,816
Foreign currency option contracts	—	716	—	716
Futures contracts	7	—	—	7
Credit default swaps (assumed risks)	—	378	—	378
Total return swaps	—	—	5,990	5,990
TBAs	—	197	—	197
Other
Notes and loan receivables and notes securitization	—	—	34,058	34,058
Annuities and residuals	—	—	35,656	35,656
Private equities	—	—	17,764	17,764
Derivative liabilities
Foreign exchange forward contracts	—	(11,875)	—	(11,875)
Foreign currency option contracts	—	(1,306)	—	(1,306)
Futures contracts	(16,311)	—	—	(16,311)
Credit default swaps (protection purchased)	—	(614)	—	(614)
Insurance-linked securities	—	—	(2,681)	(2,681)
Total return swaps	—	—	(577)	(577)
Interest rate swaps	—	(7,104)	—	(7,104)
TBAs	—	(672)	—	(672)

Other invested assets	$(16,304)	$(7,464)	$90,210	$66,442
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,182	$—	$218,182
U.S. states, territories and municipalities	—	—	341	341
Non-U.S. sovereign government, supranational and government related	—	226,371	—	226,371
Corporate	—	345,002	—	345,002
Short-term investments	—	196	—	196
Other invested assets	—	—	15,468	15,468

Funds held – directly managed	$—	$789,751	$15,809	$805,560

Total	$874,399	$14,438,920	$792,328	$16,105,647

	Quoted prices in		Significant
	active markets for	Significant other	unobservable
	identical assets	observable inputs	inputs
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,130,924	$—	$1,130,924
U.S. states, territories and municipalities	—	10,151	233,235	243,386
Non-U.S. sovereign government, supranational and government related	—	2,375,673	—	2,375,673
Corporate	—	6,554,934	100,904	6,655,838
Asset-backed securities	—	400,336	323,134	723,470
Residential mortgage-backed securities	—	3,199,924	—	3,199,924
Other mortgage-backed securities	—	66,100	—	66,100

Fixed maturities	$—	$13,738,042	$657,273	$14,395,315
Short-term investments	$—	$150,552	$—	$150,552
Equities
Consumer noncyclical	$130,526	$—	$—	$130,526
Energy	118,213	—	—	118,213
Finance	79,456	7,472	13,477	100,405
Technology	71,927	—	6,987	78,914
Real estate investment trusts	66,846	—	—	66,846
Communications	65,722	—	—	65,722
Consumer cyclical	62,526	—	—	62,526
Industrials	59,242	—	—	59,242
Insurance	39,132	—	—	39,132
Other	60,913	—	—	60,913
Mutual funds and exchange traded funds	34,053	270,246	7,264	311,563

Equities	$788,556	$277,718	$27,728	$1,094,002
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,889	$—	$7,889
Foreign currency option contracts	—	1,410	—	1,410
Futures contracts	1,956	—	—	1,956
Credit default swaps (protection purchased)	—	6	—	6
Credit default swaps (assumed risks)	—	512	—	512
Total return swaps	—	—	6,630	6,630
TBAs	—	115	—	115
Other
Notes and loan receivables and notes securitization	—	—	34,902	34,902
Annuities and residuals	—	—	46,882	46,882
Private equities	—	—	1,404	1,404
Derivative liabilities
Foreign exchange forward contracts	—	(17,395)	—	(17,395)
Foreign currency option contracts	—	(186)	—	(186)
Futures contracts	(1,352)	—	—	(1,352)
Credit default swaps (protection purchased)	—	(807)	—	(807)
Insurance-linked securities	—	—	(2,173)	(2,173)
Total return swaps	—	—	(546)	(546)
Interest rate swaps	—	(7,880)	—	(7,880)
TBAs	—	(163)	—	(163)

Other invested assets	$604	$(16,499)	$87,099	$71,204
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,696	$—	$218,696
U.S. states, territories and municipalities	—	—	345	345
Non-U.S. sovereign government, supranational and government related	—	233,987	—	233,987
Corporate	—	362,243	—	362,243
Other invested assets	—	—	17,976	17,976

Funds held – directly managed	$—	$814,926	$18,321	$833,247

Total	$789,160	$14,964,739	$790,421	$16,544,320

At March 31, 2013 and December 31, 2012, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $244.8 million and $262.2 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $805.6 million and $833.2 million at March 31, 2013 and December 31, 2012, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $43.8 million and $53.7 million, respectively, and accrued investment income of $9.7 million and $10.2 million, respectively. At March 31, 2013 and December 31, 2012, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $50.4 million and $33.6 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

At March 31, 2013 and December 31, 2012, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2013 and December 31, 2012, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2013 and 2012 (in thousands of U.S. dollars):

							Change in
		Realized and					unrealized
		unrealized					investment
		investment			Net		(losses) gains
	Balance at	(losses) gains	Purchases	Settlements	transfers	Balance	relating to
For the three months ended	beginning	included in	and	and	(out of)/into	at end	assets held at
March 31, 2013	of period	net income	issuances	sales (1)	Level 3	of period	end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(849)	$—	$(94)	$—	$232,292	$(849)
Corporate	100,904	(188)	—	—	—	100,716	(188)
Asset-backed securities	323,134	1,741	27,156	(26,372)	—	325,659	1,781

Fixed maturities	$657,273	$704	$27,156	$(26,466)	$—	$658,667	$744
Equities
Finance	$13,477	$(924)	$—	$—	$—	$12,553	$(924)
Technology	6,987	660	—	—	—	7,647	660
Mutual funds and exchange traded funds	7,264	178	—	—	—	7,442	178

Equities	$27,728	$(86)	$—	$—	$—	$27,642	$(86)
Other invested assets
Derivatives, net	$3,911	$(3,679)	$—	$2,500	$—	$2,732	$(3,679)
Notes and loan receivables and notes securitization	34,902	(61)	1,360	(2,143)	—	34,058	(61)
Annuities and residuals	46,882	336	—	(11,562)	—	35,656	826
Private equities	1,404	(3,065)	19,425	—	—	17,764	(3,065)

Other invested assets	$87,099	$(6,469)	$20,785	$(11,205)	$—	$90,210	$(5,979)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(4)	$—	$—	$—	$341	$(4)
Other invested assets	17,976	(2,437)	—	(71)	—	15,468	(1,373)

Funds held – directly managed	$18,321	$(2,441)	$—	$(71)	$—	$15,809	$(1,377)

Total	$790,421	$(8,292)	$47,941	$(37,742)	$—	$792,328	$(6,698)

(1)	Settlements and sales of annuities and residuals include sales of $6.3 million.

		Realized and					Change in
		unrealized					unrealized
		investment			Net		investment (losses)
	Balance at	(losses) gains	Purchases	Settlements	transfers	Balance	gains relating
For the three months ended	beginning	included in	and	and	(out of)/into	at end of	to assets held
March 31, 2012	of period	net income	issuances (1)	sales	Level 3	period	at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$(462)	$4,700	$(73)	$—	$115,580	$(462)
Corporate	111,700	327	48	(124)	—	111,951	327
Asset-backed securities	257,415	(1,319)	50,120	(41,760)	—	264,456	(1,264)

Fixed maturities	$480,530	$(1,454)	$54,868	$(41,957)	$—	$491,987	$(1,399)
Equities
Finance	$9,670	$3,060	$—	$—	$—	$12,730	$3,060
Mutual funds and exchange traded funds	6,495	154	—	—	—	6,649	154

Equities	$16,165	$3,214	$—	$—	$—	$19,379	$3,214
Other invested assets
Derivatives, net	$5,622	$263	$(3,300)	$—	$—	$2,585	$263
Notes and loan receivables and notes securitization	63,565	2,394	28,306	(36,138)	—	58,127	4,600
Annuities and residuals	27,840	1,435	1,423	(2,290)	—	28,408	1,124

Other invested assets	$97,027	$4,092	$26,429	$(38,428)	$—	$89,120	$5,987
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(5)	$—	$—	$—	$329	$(5)
Other invested assets	15,433	2,250	—	—	—	17,683	2,250

Funds held – directly managed	$15,767	$2,245	$—	$—	$—	$18,012	$2,245

Total	$609,489	$8,097	$81,297	$(80,385)	$—	$618,498	$10,047

(1)	Purchases and issuances of derivatives includes issuances of $3.3 million.

The following tables show the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at March 31, 2013 and December 31, 2012 (in thousands of U.S. dollars):

				Range
March 31, 2013	Fair value	Valuation techniques	Unobservable inputs	(Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$232,292	Discounted cash flow	Credit spreads	2.7% - 4.5% (3.6%)
Asset-backed securities – interest only	12,206	Discounted cash flow	Credit spreads Prepayment speed	6.1% - 11.2% (8.5%) 20.0% (20.0%)
Asset-backed securities – other	313,453	Discounted cash flow	Credit spreads	4.0% - 12.1% (7.7%)
Equities
Finance	12,553	Weighted market comparables	Net income multiple Tangible book value multiple	14.6 (14.6) 1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
Technology	7,647	Weighted market comparables	Revenue multiple Adjusted earnings multiple	2.0 (2.0) 12.9 (12.9)
			Liquidity discount	25.0% (25.0%)
Other invested assets
Total return swaps	5,413	Discounted cash flow	Credit spreads	2.7% - 4.5% (3.3%)
Notes and loan receivables	24,068	Discounted cash flow	Credit spreads Gross revenue/fair value	17.5% (17.5%) 1.7 - 2.0 (1.7)
Notes securitization	9,990	Discounted cash flow	Credit spreads	6.7% (6.7%)
Annuities and residuals	35,656	Discounted cash flow	Credit spreads	4.5% - 9.0% (6.0%)
			Prepayment speed	0.0% - 15.0% (7.8%)
			Constant default rate	2.3% - 35.0% (14.4%)
Private equity	15,984	Liquidation analysis	Recoverability of intangible assets	0.0% (0.0%)
Private equity fund	1,780	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-3.5% (-3.5%)
Funds held – directly managed
Other invested assets	15,468	Lag reported market value	Net asset value, as reported Market adjustments	100.0% (100.0%) -19.4% - 0.0% (-7.9%)

December 31, 2012	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$233,235	Discounted cash flow	Credit spreads	2.8% - 4.5% (3.7%)
Asset-backed securities – interest only	12,625	Discounted cash flow	Credit spreads Prepayment speed	6.8% - 11.7% (9.1%) 20.0% (20.0%)
Asset-backed securities – other	310,509	Discounted cash flow	Credit spreads	4.0% - 12.2% (7.6%)
Equities
Finance	13,477	Weighted market comparables	Comparable return	0.8% (0.8%)
Technology	6,987	Weighted market comparables	Comparable return	-1.5% (-1.5%)
Other invested assets
Total return swaps	6,084	Discounted cash flow	Credit spreads	2.6% - 4.6% (3.2%)
Notes and loan receivables	24,902	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.7 - 2.1 (1.8)
Notes securitization	10,000	Discounted cash flow	Credit spreads	6.5% (6.5%)
Annuities and residuals	46,882	Discounted cash flow	Credit spreads	4.7% - 9.9% (7.2%)
			Prepayment speed	0.0% - 15.0% (7.6%)
			Constant default rate	2.3% - 35.0% (13.2%)
Private equity fund	1,404	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	7.3% (7.3%)
Funds held – directly managed
Other invested assets	17,976	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-38.1% - 0.0% (-12.1%)

The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mortality bonds (included within corporate fixed maturities), mutual fund investments (included within equities), and certain insurance-linked securities (included within other invested assets).

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Fixed maturities and short-term investments	$(71,670)	$47,821
Equities	50,066	50,771
Other invested assets	(4,834)	4,550
Funds held – directly managed	(6,043)	7,116

Total	$(32,481)	$110,258

All of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains.

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument recorded in the Condensed Consolidated Balance Sheets. There have been no material changes in the Company’s valuation techniques during the periods presented.

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

Equities

Equity securities include U.S. and foreign common and preferred stocks, mutual funds and exchange traded funds. Equities and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, and common stocks traded in inactive markets. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable inputs used in the fair value measurement of inactively traded common stocks classified as Level 3 include market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size, including net income multiples, tangible book value multiples, revenue multiples and adjusted earnings multiples. Significant increases (decreases) in any of these inputs could result in a significantly higher (lower) fair value measurement. Significant unobservable inputs used in measuring the fair value measurement of inactively traded common stocks also include a liquidity discount. A significant increase (decrease) in the liquidity discount could result in a significantly lower (higher) fair value measurement.

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

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equity funds and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets. Significant increase (decrease) in this input in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At March 31, 2013 and December 31, 2012, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at March 31, 2013 and December 31, 2012; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at March 31, 2013 and December 31, 2012.

The carrying values and fair values of the Senior Notes and CENts at March 31, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$877,891	$750,000	$859,367
Debt related to capital efficient notes (2)	63,384	66,181	63,384	66,990

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

At March 31, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.

4. Derivatives

The Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in fair value mainly recognized in either net foreign exchange gains and losses or net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations or accumulated other comprehensive income or loss in the Condensed Consolidated Balance Sheets, depending on the nature of the derivative instrument. The Company’s objectives for holding or issuing these derivatives are as follows:

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at March 31, 2013. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

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

The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
March 31, 2013	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$12,816	$(11,875)	$2,110,828	$941
Foreign currency option contracts	716	(1,306)	150,673	(590)
Futures contracts	7	(16,311)	3,980,584	(16,304)
Credit default swaps (protection purchased)	—	(614)	48,000	(614)
Credit default swaps (assumed risks)	378	—	17,500	378
Insurance-linked securities (1)	—	(2,681)	133,244	(2,681)
Total return swaps	5,990	(577)	68,578	5,413
Interest rate swaps (2)	—	(7,104)	—	(7,104)
TBAs	197	(672)	247,980	(475)

Total derivatives	$20,104	$(41,140)		$(21,036)

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
December 31, 2012	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$7,889	$(17,395)	$2,170,914	$(9,506)
Foreign currency option contracts	1,410	(186)	133,377	1,224
Futures contracts	1,956	(1,352)	3,981,107	604
Credit default swaps (protection purchased)	6	(807)	55,000	(801)
Credit default swaps (assumed risks)	512	—	17,500	512
Insurance-linked securities (1)	—	(2,173)	135,964	(2,173)
Total return swaps	6,630	(546)	68,730	6,084
Interest rate swaps (2)	—	(7,880)	—	(7,880)
TBAs	115	(163)	155,760	(48)

Total derivatives	$18,518	$(30,502)		$(11,984)

(1)	At March 31, 2013 and December 31, 2012, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at March 31, 2013 and December 31, 2012 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Foreign exchange forward contracts	$17,530	$3,881
Foreign currency option contracts	(565)	3,327

Total included in net foreign exchange gains and losses	$16,965	$7,208

Futures contracts	$(6,303)	$21,845
Credit default swaps (protection purchased)	(98)	(597)
Credit default swaps (assumed risks)	107	1,076
Insurance-linked securities	(3,019)	(3,459)
Total return swaps	(671)	77
Interest rate swaps	777	963
TBAs	(1,334)	1,070

Total included in net realized and unrealized investment gains and losses	$(10,541)	$20,975

Total derivatives	$6,424	$28,183

Offsetting of Derivatives

The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

		Gross	Net amounts of	Gross amounts not offset
	Gross	amounts	assets/liabilities	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
March 31, 2013	recognized (1)	balance sheet	balance sheet	instruments	received/pledged	Net amount
Total derivative assets	$20,104	$—	$20,104	$(14,266)	$—	$5,838
Total derivative liabilities	$(41,140)	$—	$(41,140)	$14,266	$1,660	$(25,214)

December 31, 2012
Total derivative assets	$18,518	$—	$18,518	$(12,051)	$—	$6,467
Total derivative liabilities	$(30,502)	$—	$(30,502)	$12,051	$—	$18,451

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

Generally, credit default swaps, total return swaps and interest rate swaps are subject to a master netting or similar agreements as they are entered into using International Swaps and Derivatives Association agreements which provide for the ability to settle the derivative asset and liability with each counterparty on a net basis. Futures contracts and foreign exchange forward contracts are traded on a regulated exchange which permits netting.

5. Shareholders’ Equity

Series F Non-Cumulative Redeemable Preferred Shares

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

The net proceeds received were used, together with available cash, to redeem the Series C Cumulative Redeemable Preferred Shares (Series C preferred shares). On or after March 1, 2018, the Company may redeem the Series F preferred shares in whole at any time, or in part from time to time, at $25.00 per share, plus an amount equal to the portion of the quarterly dividend attributable to the then-current dividend period to, but excluding, the redemption date. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares are non-cumulative and are payable quarterly.

In the event of liquidation of the Company, the Series F preferred shares rank on parity with each of the other series of preferred shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus declared but unpaid dividends, if any.

Series C Cumulative Redeemable Preferred Shares

On March 18, 2013, the Company redeemed the Series C preferred shares for the aggregate liquidation value of $290 million plus accrued dividends. In connection with the redemption, the Company recognized a loss of $9.1 million related to the original issuance costs of the Series C preferred shares and calculated as a difference between the redemption price and the consideration received after underwriting discounts and commissions. The loss was recognized in determining the net income available to common shareholders.

6. Net Income per Share

The reconciliation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 is as follows (in thousands of U.S. dollars, except per share amounts):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Numerator:
Net income	$234,370	$360,141
Less: preferred dividends	(14,699)	(15,405)
Less: loss on redemption of preferred shares	(9,135)	—

Net income available to common shareholders	$210,536	$344,736

Denominator:
Weighted number of common shares outstanding - basic	58,423,898	65,404,227
Share options and other (1)	1,166,146	438,592

Weighted average number of common shares and common share equivalents outstanding - diluted	59,590,044	65,842,819

Basic net income per share	$3.60	$5.27
Diluted net income per share(1)	$3.53	$5.24

(1)	At March 31, 2013 and 2012, share based awards to purchase 103.0 thousand and 2,311.2 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares during the three months ended March 31, 2013 and 2012, respectively.

7. Noncontrolling Interests

During March 2013, the Company formed Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer to provide additional capacity to the Company for a diversified portfolio of catastrophe reinsurance treaties over a multi-year period on a fully collateralized reinsurance basis. The original business was written by the Company and will be ceded to Lorenz Re effective April 1, 2013.

In conjunction with the formation of Lorenz Re, the Company and third party investors each contributed 50% of Lorenz Re’s non-voting redeemable preferred share capital of approximately $75 million. Lorenz Re’s preferred shares are expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.

Lorenz Re is considered to be a variable interest entity. The Company has concluded that it is the primary beneficiary, as it has the power to direct, and has more than an insignificant economic interest in, the activities of Lorenz Re. Accordingly, Lorenz Re is consolidated by the Company and all inter-company balances and transactions are eliminated. Net income and shareholders’ equity attributable to Lorenz Re’s third party investors are recorded in the Condensed Consolidated Financial Statements as noncontrolling interests.

At March 31, 2013, the assets of Lorenz Re primarily consist of cash of $53.4 million and investments of $21.6 million and are included in Cash and cash equivalents and Investments in the Condensed Consolidated Balance Sheet at March 31, 2013, respectively. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At March 31, 2013 and December 31, 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $2.9 million and $3.0 million, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At March 31, 2013, the Company’s notes receivable of $34.2 million were all performing and were collateralized by residential property and commercial property of $23.8 million and $10.4 million, respectively. At December 31, 2012, the Company’s notes receivable of $46.7 million were all performing and were collateralized by residential property and commercial property of $31.3 million and $15.4 million, respectively.

The Company purchased $0.2 million and $nil of financing receivables during the three months ended March 31, 2013 and 2012, respectively. There were no sales of financing receivables during the three months ended March 31, 2013 and 2012, however, the outstanding balances were reduced by settlements of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at March 31, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other as described in Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global Specialty and Catastrophe. Following the acquisition of Presidio on December 31, 2012, Presidio’s results are included in the Life and Health segment. Effective January 1, 2013, the Life segment is referred to as Life and Health to reflect the inclusion of Presidio’s results following its acquisition and the Global (Non-U.S.) Specialty sub-segment is referred to as Global Specialty.

Since the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life and Health products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment. The following items are not considered in evaluating the results of the Non-life and Life and Health segments: net realized and unrealized investment gains and losses, interest expense, amortization of intangible assets, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity investments. Segment results are shown before consideration of intercompany transactions.

Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other operating expense ratio and combined ratio (all defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the Life and Health segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned, other income or loss and allocated net investment income for Life and Health, and expenses from life policy benefits, acquisition costs and other operating expenses.

The following tables provide a summary of the segment results for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2013

		Global			Total	Life
	North	(Non-U.S.)	Global		Non-life	and Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total
Gross premiums written	$447	$372	$445	$238	$1,502	$254	$1	$1,757
Net premiums written	$446	$368	$361	$211	$1,386	$249	$1	$1,636
Increase in unearned premiums	(113)	(202)	(24)	(124)	(463)	(25)	(1)	(489)

Net premiums earned	$333	$166	$337	$87	$923	$224	$—	$1,147
Losses and loss expenses and life policy benefits	(240)	(67)	(184)	11	(480)	(182)	1	(661)
Acquisition costs	(72)	(50)	(75)	(11)	(208)	(27)	—	(235)

Technical result	$21	$49	$78	$87	$235	$15	$1	$251
Other income					—	3	1	4
Other operating expenses					(66)	(18)	(32)	(116)

Underwriting result					$169	$—	n/a	$139
Net investment income						16	108	124

Allocated underwriting result (1)						$16	n/a	n/a
Net realized and unrealized investment gains							23	23
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							2	2
Income tax expense							(42)	(42)
Interest in earnings of equity investments							7	7

Net income							n/a	$234

Loss ratio (2)	72.0%	40.4%	54.6%	(12.8)%	52.0%
Acquisition ratio (3)	21.6	30.1	22.4	12.3	22.6

Technical ratio (4)	93.6%	70.5%	77.0%	(0.5)%	74.6%
Other operating expense ratio (5)					7.1

Combined ratio (6)					81.7%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2012

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$341	$347	$417	$242	$1,347	$217	$3	$1,567
Net premiums written	$341	$346	$353	$215	$1,255	$215	$3	$1,473
Increase in unearned premiums	(103)	(187)	(45)	(125)	(460)	(21)	(2)	(483)

Net premiums earned	$238	$159	$308	$90	$795	$194	$1	$990
Losses and loss expenses and life policy benefits	(133)	(98)	(194)	(2)	(427)	(149)	—	(576)
Acquisition costs	(66)	(38)	(70)	(9)	(183)	(29)	—	(212)

Technical result	$39	$23	$44	$79	$185	$16	$1	$202
Other income					1	—	1	2
Other operating expenses					(63)	(12)	(23)	(98)

Underwriting result					$123	$4	n/a	$106
Net investment income						17	130	147

Allocated underwriting result						$21	n/a	n/a
Net realized and unrealized investment gains							193	193
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange losses							(3)	(3)
Income tax expense							(67)	(67)
Interest in earnings of equity investments							5	5

Net income							n/a	$360

Loss ratio	55.9%	61.6%	63.2%	2.1%	53.8%
Acquisition ratio	27.5	23.9	22.6	10.5	23.0

Technical ratio	83.4%	85.5%	85.8%	12.6%	76.8%
Other operating expense ratio					7.9

Combined ratio					84.7%

10. Subsequent Events

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). Employees affected by the termination plans have varying leaving dates, largely through to mid-2014. The continuing salary and other employment benefits costs related to the affected employees will be expensed as the employee provides service and remains with the Company. The Company expects to incur a charge, totalling between $60 and $70 million related to the restructuring and certain real estate costs primarily in the second and third quarters of 2013 with the remainder expected to be incurred during 2014. No charges were recorded in the Company’s results for the three months ended March 31, 2013.

On April 18, 2013, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $500 million to $50 million and reduce its access to a revolving line of credit from $375 million to $50 million. All other terms remained unchanged. See Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information related to the credit facilities available to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

A discussion of the Company’s long-term objective and annualized growth in Diluted Tangible Book Value per Share plus dividends, the metric that Management uses to measure its success in achieving its long-term objective, are described and defined below in Key Financial Measures.

Overview of the Results of Operations for the Three Months Ended March 31, 2013

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss available to common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss available to common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. See the discussion of the non-GAAP performance measures that the Company uses (operating earnings or loss and Operating ROE) and the reconciliation of those non-GAAP performance measures to the most directly comparable GAAP measures in Key Financial Measures below.

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months ended March 31, 2013 and 2012 include no significant catastrophic losses.

The results for the three months ended March 31, 2013 and 2012 were impacted by the volatility in the capital markets primarily as a result of modest increases in risk-free interest rates during 2013 compared to narrowing spreads in 2012.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Condensed Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of Presidio from January 1, 2013.

Net income, preferred dividends, loss on redemption of preferred shares, net income available to common shareholders and diluted net income per share for the three months ended March 31, 2013 and 2012 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Net income	$234	(35)%	$360
Less: preferred dividends	15	(5)	15
Less: loss on redemption of preferred shares	9	NM	—

Net income available to common shareholders	$210	(39)	$345
Diluted net income per share	$3.53	(33)	$5.24

NM: not meaningful

The decrease in net income of $126 million, from $360 million in the three months ended March 31, 2012 to $234 million in the same period of 2013 resulted primarily from:

•

a decrease of $170 million in pre-tax net realized and unrealized investment gains, primarily as a result of modest increases in risk-free interest rates during 2013 compared to narrowing spreads in 2012; and

•	a decrease of $23 million in net investment income, driven by lower reinvestment rates; partially offset by

•

an increase of $46 million in the Non-life underwriting result, which was mainly driven by an increase in favorable prior year loss development and lower loss picks in certain of the Company’s sub-segments; and

•	a decrease of $25 million in income tax expense, resulting from a lower pre-tax net income.

The decrease in net income available to common shareholders and diluted net income per share for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to the above factors. For diluted net income per share specifically, the decrease was partially offset by a decrease in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

These factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). Employees affected by the termination plans have varying leaving dates, largely through to mid 2014. The continuing salary and other employment benefits costs related to the affected employees will be expensed as the employee provides service and remains with the Company. The Company expects to incur a charge, totalling between $60 and $70 million related to the restructuring and certain real estate costs primarily in the second and third quarters of 2013 with the remainder expected to be incurred during 2014. No charges were recorded in the Company’s results for the three months ended March 31, 2013.

Key Financial Measures

In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income, Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

The Company’s long-term objective is to manage a portfolio of diversified risks that will create total shareholder value. The Company measures its success in achieving its long-term objective by targeting a return, which is variable and can be adjusted by Management, in excess of a referenced risk-free rate over the reinsurance cycle. The return, which is currently targeted at 700 basis points in excess of the referenced risk-free rate, is calculated using compound annual growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends per common share (annualized growth in Diluted Tangible Book Value per Share plus dividends). Management uses annualized growth in Diluted Tangible Book Value per Share plus dividends as its prime measure of long-term financial performance and believes this measure aligns the Company’s stated long-term objective with the measure most investors use to evaluate total shareholder value creation given that it focuses on the tangible value of total shareholder returns, excluding the impact of goodwill and intangibles. Given the Company’s profitability in any particular quarterly or annual period can be significantly affected by the level of large catastrophic losses, Management assesses this long-term objective over the reinsurance cycle as the Company’s performance during any particular quarterly or annual period is not necessarily indicative of its performance over the longer-term reinsurance cycle.

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance as set forth below, together with definitions of their calculations, at March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

	March 31, 2013	December 31, 2012
Diluted tangible book value per common share and common share equivalents outstanding(1)	$92.91	$90.86
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends(2)	11.8%

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Operating earnings available to common shareholders (in millions of U.S. dollars)(3)	$202	$182
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(4)	13.5%	13.0%
Combined ratio(5)	81.7%	84.7%

(1)	Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (shareholders’ equity less the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(2)	Annualized growth in diluted tangible book value per share and common share equivalents outstanding plus dividends (annualized growth in Diluted Tangible Book Value per Share plus dividends) is calculated using Diluted Tangible Book Value per Share plus dividends per common share divided by Diluted Tangible Book Value per Share at the beginning of the year and annualizing. The presentation of annualized growth in Diluted Tangible Book Value per Share plus dividends is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Operating earnings available to common shareholders (operating earnings) is calculated as net income available to common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings of equity investments, net of tax and interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(5)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

Diluted Tangible Book Value per Share: Diluted Tangible Book Value per Share focuses on the underlying fundamentals of the Company’s financial position and performance without the impact of goodwill or intangible assets. As discussed above, the Company uses this measure as the basis for its prime measure of long-term shareholder value creation, growth in Diluted Tangible Book Value per Share plus dividends. Management believes that Diluted Tangible Book Value per Share aligns the Company’s stated long-term objectives with the measure most investors use to evaluate total shareholder value creation and that it focuses on the tangible value of shareholder returns, excluding the impact of goodwill and intangibles. Diluted Tangible Book Value per Share is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on its investment portfolio.

The following table shows the Diluted Tangible Book Value per Share at March 31, 2013 and December 31, 2012, and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the three months ended March 31, 2013. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order to monitor performance.

	March 31, 2013	December 31, 2012
Diluted tangible book value per common share and share equivalents outstanding	$92.91	$90.86
Dividends per common share	0.64

Diluted tangible book value per share plus dividends	$93.55

Annualized growth in diluted tangible book value per share plus dividends	11.8%

The Company’s Diluted Tangible Book Value per Share increased by 2% to $92.91 at March 31, 2013 from $90.86 at December 31, 2012 primarily due to comprehensive income of $215 million and was partially offset by dividends on the common and preferred shares. The comprehensive income was mainly driven by net income of $234 million in the three months ended March 31, 2013, which is described in Review of Net Income below. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 11.8% for the three months ended March 31, 2013. The growth was driven by the comprehensive income and was partially offset by preferred dividends.

Over the past five years, since March 31, 2008, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 10%.

The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at March 31, 2013 and December 31, 2012 (in millions of U.S. dollars):

	March 31, 2013	December 31, 2012
Diluted book value per common share and common share equivalents outstanding(1)	$102.96	$100.84
Less: goodwill and other intangible assets, net of tax	10.05	9.98

Diluted tangible book value per share	$92.91	$90.86

(1)	Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).

Operating earnings available to common shareholders (operating earnings): Management uses operating earnings to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses, loss on redemption of preferred shares and certain interest in earnings or losses of equity investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities). Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Loss on the redemption of preferred shares is not indicative of the performance of, and distorts trends in, the Company’s business as it resulted from general economic and financial market conditions, and the timing of the loss on redemption was largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Management believes that the use of operating earnings or loss enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating earnings increased by $20 million, from $182 million in the three months ended March 31, 2012 to $202 million in the same period of 2013. The increase was primarily due to an increase in the Non-life underwriting result and a decrease in income tax expense on the lower level of pre-tax net income, as described above. The increases in operating earnings were partially offset by a decrease in net investment income, due to lower reinvestment rates, and an increase in operating expenses.

The other lesser factors contributing to the increases or decreases in operating earnings in the three months ended March 31, 2013 compared to the same period of 2012 are further described in Review of Net Income below.

The presentation of operating earnings or loss available to common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most directly comparable GAAP financial measure for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Net income	$234	$360
Less:
Net realized and unrealized investment gains, net of tax	12	159
Net foreign exchange losses, net of tax	(1)	(1)
Interest in earnings of equity investments, net of tax	6	5
Dividends to preferred shareholders	15	15

Operating earnings available to common shareholders	$202	$182

Operating ROE: Management uses annualized Operating ROE as a measure of profitability that focuses on the return to common shareholders on an annual basis. To support the Company’s growth objectives, most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in mis-estimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s growth objectives. The Company’s Operating ROE’s for quarterly periods are annualized.

Annualized Operating ROE increased from 13.0% in the three months ended March 31, 2012 to 13.5% in the same period of 2013. The increase in annualized Operating ROE was primarily due to the increase in operating earnings in the three months compared to the same period of 2012, as described above. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months ended March 31, 2013 and 2012:

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Annualized return on beginning diluted book value per common share calculated with net income per share available to common shareholders	14.0%	24.7%
Less:
Annualized net realized and unrealized investment gains, net of tax, on beginning diluted book value per common share	0.8	11.4
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(0.1)	(0.1)
Annualized net interest in earnings of equity investments, net of tax, on beginning diluted book value per common share	0.4	0.4
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	(0.6)	—

Annualized operating return on beginning diluted book value per common share	13.5%	13.0%

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

The Non-life combined ratio decreased by 3.0 points, from 84.7% in the three months ended March 31, 2012 to 81.7% in the same period of 2013. The decrease in the combined ratio for the three months ended March 31, 2013 compared to the same period of 2012 primarily reflected an improvement in the Non-life underwriting result of $46 million, which was driven by an increase in favorable prior year loss development and lower loss picks in certain of the Company’s sub-segments, and also reflected higher net premiums earned in the three months ended March 31, 2013 compared to the same period of 2012.

The other lesser factors contributing to increases or decreases in the combined ratio are described further in Review of Net Income below.

The Company uses the combined ratio to measure its overall underwriting profitability for its Non-life segment as a whole. Given the Company does not allocate operating expenses to its Non-life sub-segments, Management measures the underwriting profitability of the Non-life sub-segments by using the technical result and technical ratio as described in Results by Segment below.

Other Key Financial Measures

In addition to using the annualized growth in Diluted Tangible Book Value per Share plus dividends as the Company’s prime financial long-term measure, and diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) as the basis for this measure, the Company uses other metrics to monitor its financial performance and to measure total shareholder value. Other such metrics used by Management include, but are not limited to, diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) and Diluted Tangible Book Value per Share plus the discount in Non-life loss reserves per common share and common share equivalents outstanding (Diluted Tangible Book Value plus the discount in Non-life reserves). Diluted Book Value per Share is a similar metric to Diluted Tangible Book Value per Share, except that it includes the impact on book value of goodwill and intangible assets. Diluted Tangible Book Value plus the discount in Non-life loss reserves is a shorter-term metric that adjusts the Company’s Diluted Tangible Book Value per Share for the impact that changes in interest rates have on the time value of money that is embedded in the Company’s Non-life loss reserves.

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of Diluted Tangible Book Value per Share, Diluted Tangible Book Value per Share plus dividends, operating earnings or loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most directly comparable U.S. GAAP financial measures, diluted book value per share, net income or loss and return on beginning common shareholders’ equity calculated with net income or loss available to common shareholders, is presented above.

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

The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For additional information related to the Company’s risk management approach, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company establishes key risk limits for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Risk and Finance Committee of the Board (Risk and Finance Committee) approves the key risk limits. Executive and Business Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a periodic basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.

Management has established key risk limits that are approved by the Risk and Finance Committee for eight risk sources. For a detailed discussion of each of these eight risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table shows the limits approved by the Risk and Finance Committee and the actual limits deployed at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Limit	Actual	Limit	Actual
	approved	deployed	approved	deployed
Natural Catastrophe Risk	$2.3 billion	$1.6 billion	$2.3 billion	$1.6 billion
Long Tail Reinsurance Risk	$1.2 billion	$0.7 billion	$1.2 billion	$0.7 billion
Market Risk	$3.4 billion	$2.5 billion	$3.4 billion	$2.5 billion
Equity and equity-like sublimit	$2.8 billion	$1.8 billion	$2.8 billion	$1.7 billion
Interest Rate Risk (duration)	5.0 years	2.9 years	5.0 years	2.7 years
Default and Credit Spread Risk	$9.5 billion	$7.1 billion	$9.5 billion	$7.1 billion
Trade Credit Underwriting Risk	$0.9 billion	$0.6 billion	$0.9 billion	$0.6 billion
Longevity Risk	$2.0 billion	$1.1 billion	$2.0 billion	$1.1 billion
Pandemic Risk	$1.3 billion	$0.6 billion	$1.3 billion	$0.6 billion

With respect to the Natural Catastrophe Risk, see Natural Catastrophe Probable Maximum Loss (PML) below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at March 31, 2013.

For a discussion of operational and financial risks, other underwriting risks and exposure controls, retrocessions and claims, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Natural Catastrophe Probable Maximum Loss (PML)

The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.

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

For additional information related to the Company’s natural catastrophe PML information and definitions, see Business—Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at January 1, 2013 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
			1-in-500 year PML
Zone	Peril	1-in-250 year PML	(Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,143	—
U.S. Northeast	Hurricane	1,124	—
U.S. Gulf Coast	Hurricane	1,041	—
Caribbean	Hurricane	293	—
Europe	Windstorm	850	—
Japan	Typhoon	192	—
California	Earthquake	722	$906
British Columbia	Earthquake	314	564
Japan	Earthquake	503	564
Australia	Earthquake	468	583
New Zealand	Earthquake	276	299

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2013 have not changed materially compared to December 31, 2012. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2012.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2013 and 2012, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Net Non-life prior year favorable loss development:
North America	$30	$62
Global (Non-U.S.) P&C	58	28
Global Specialty	60	55
Catastrophe	35	19

Total net Non-life prior year favorable loss development	$183	$164

The net Non-life prior year favorable loss development for the three months ended March 31, 2013 and 2012 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(11)	$(26)
Net prior year loss development due to all other factors(2)	194	190

Total net Non-life prior year favorable loss development	$183	$164

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at March 31, 2013 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$971	$141	$2,168	$3,280	$(23)	$3,257
Global (Non-U.S.) P&C	1,327	9	1,077	2,413	(17)	2,396
Global Specialty	1,978	42	1,768	3,788	(203)	3,585
Catastrophe	517	182	144	843	(50)	793

Total Non-life reserves	$4,793	$374	$5,157	$10,324	$(293)	$10,031

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at March 31, 2013. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at March 31, 2013 were as follows for each sub-segment of the Non-life segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,257	$3,401	$2,568
Global (Non-U.S.) P&C	2,396	2,513	2,049
Global Specialty	3,585	3,723	3,142
Catastrophe	793	807	645

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,031 million of net Non-life loss reserves at March 31, 2013, net loss reserves for accident years 2005 and prior of $790 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business — Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement.

A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake (collectively, 2011 catastrophic events) and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. These risks and uncertainties include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for 2011 catastrophic events. In addition, there is additional complexity related to the 2010 and the February and June 2011 New Zealand Earthquakes given multiple earthquakes have occurred in the same region in a relatively short time period, resulting in cedants continuing to revise their allocation of losses between the various events impacting different treaties, under which the Company may provide different amounts of coverage. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes there remains a high degree of uncertainty related to its loss estimates for the 2011 catastrophic events, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at March 31, 2013.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to these events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process and changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional reserves recorded. At March 31, 2013, the Company decided to reduce the additional gross reserves by $5 million based on updated information from cedants, while still remaining cautious due to the uncertainties related to the specific factors regarding the 2011 catastrophic events.

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life and Health segment, which predominantly includes reinsurance of longevity, subdivided into standard and non-standard annuities, and mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, term assurance and critical illness (TCI) primarily written in the United Kingdom and Ireland, and guaranteed minimum death benefit (GMDB) business primarily written in Continental Europe. Effective December 31, 2012, following the acquisition of Presidio, the Company writes specialty accident and health business, predominantly in the U.S. Presidio’s primary lines of business include HMO reinsurance, medical reinsurance and provider and employer excess of loss programs.

The Company categorizes life reserves into three types of reserves: reported outstanding loss reserves (case reserves), IBNR reserves and reserves for future policy benefits. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Case reserves, IBNR reserves and reserves for future policy benefits are generally calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a periodic basis using information received from its cedants.

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the reserving methodologies employed by the Company for its longevity, mortality and accident and health lines.

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at March 31, 2013 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life reserves recorded	Ceded reserves	Total net Life reserves recorded
Accident and health	$8	$73	$—	$81	$(1)	$80
Longevity	1	93	410	504	(4)	500
Mortality	197	484	497	1,178	(4)	1,174

Total policy benefits for life and annuity contracts	$206	$650	$907	$1,763	$(9)	$1,754

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At March 31, 2013, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

March 31, 2013
Fixed maturities	$659
Equities	27
Other invested assets (including certain derivatives)	90
Funds held - directly managed account	16

Total	$792

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 3 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For information on the Company’s use of derivative financial instruments, see Note 4 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2013 and 2012

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies in the three months ended March 31, 2013 compared to the same period of 2012; and

•	the U.S. dollar ending exchange rate strengthened against most currencies at March 31, 2013 compared to December 31, 2012.

Review of Net Income

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

The components of net income for the three months ended March 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Underwriting result:
Non-life	$169	37%	$123
Life and Health	—	(20)	4
Investment result:
Net investment income	124	(16)	147
Net realized and unrealized investment gains	23	(88)	193
Interest in earnings of equity investments(1)	7	42	5
Corporate and Other:
Technical result(2)	1	(6)	1
Other income (2)	1	18	1
Other operating expenses	(32)	40	(23)
Interest expense	(12)	—	(12)
Amortization of intangible assets(3)	(7)	(21)	(9)
Net foreign exchange gains (losses)	2	NM	(3)
Income tax expense	(42)	(38)	(67)

Net income	$234	(35)	$360

NM: not meaningful

(1)	Interest in earnings of equity investments represents the Company’s aggregate share of earnings related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and Presidio in 2012.

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

The following table provides the components of the underwriting result and combined ratio for the Non-life segment for the three months ended March 31, 2013 and 2012 and the components are discussed further below (in millions of U.S. dollars):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current accident year technical result and ratio	$52	94.4%	$21	97.4%
Prior accident years technical result and ratio
Net favorable prior year loss development	183	(19.8)	164	(20.6)

Technical result and ratio, as reported	$235	74.6%	$185	76.8%
Other income	—	—	1	—
Other operating expenses	(66)	7.1	(63)	7.9

Underwriting result and combined ratio, as reported	$169	81.7%	$123	84.7%

The underwriting result for the Non-life segment increased by $46 million (corresponding to a decrease of 3.0 points on the combined ratio), from $123 million (84.7 points on the combined ratio) in the three months ended March 31, 2012 to $169 million (81.7 points on the combined ratio) in the same period of 2013. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the three months ended March 31, 2013 compared to the same period of 2012 was primarily attributable to:

•

The current accident year technical result - an increase of $31 million (a decrease of 3.0 points on the technical ratio) from $21 million (97.4 points on the technical ratio) in the three months ended March 31, 2012 to $52 million (94.4 points on the technical ratio) in the same period of 2013. The increase was primarily driven by the inclusion of prior year premium adjustments and related acquisition costs of $18 million in the three months ended March 31, 2012 in the agriculture line of business of the North America sub-segment which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the increase in the current accident year technical result was due to lower loss picks in certain lines of the Global (Non-U.S.) P&C and Global Specialty sub-segments.

•

Net favorable prior year loss development – an increase of $19 million (an increase of 0.8 points on the technical ratio) from $164 million (20.6 points on the technical ratio) in the three months ended March 31, 2012 to $183 million (19.8 points on the combined ratio) in the same period of 2013. The increase in net favorable prior year loss development was primarily driven by the Global (Non-U.S.) P&C and Catastrophe sub-segments, which was partially offset by a decrease in the North America sub-segment. While net favorable prior year loss development increased in the three months ended March 31, 2013 compared to the same period of 2012, this had a reduced impact on the technical ratio as a result of higher net premiums earned. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $4 million, from a gain of $4 million in the three months ended March 31, 2012 to breakeven in the same period of 2013. The decrease in the Life underwriting result was primarily due to a modest decline in net favorable prior year loss development. See Results by Segment below.

Net investment income decreased by $23 million, from $147 million in the three months ended March 31, 2012 to $124 million in the same period of 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $170 million, from $193 million in the three months ended March 31, 2012 to $23 million in the same period of 2013. The net realized and unrealized investment gains of $23 million in the three months ended March 31, 2013 were primarily due to growth in worldwide equity markets, which were partially offset by modest increases in U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other increased by $9 million, from $23 million in the three months ended March 31, 2012 to $32 million in the same period of 2013. The increase was primarily due to an increase in personnel expenses.

Interest expense in the three months ended March 31, 2013 was comparable to the same period of 2012.

Net foreign exchange gains increased by $5 million, from a loss of $3 million in the three months ended March 31, 2012 to a gain of $2 million in the same period of 2013. The net foreign exchange gain for the three months ended March 31, 2013 resulted primarily from gains related to currency movements on certain unhedged equity securities and the difference in the forward points embedded in the Company’s hedges.

Income tax expense decreased by $25 million, from $67 million in the three months ended March 31, 2012 to $42 million in the same period of 2013 reflecting the decrease in the net pre-tax income. See Corporate and Other – Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 20 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2012 and in Note 9 to Consolidated Financial Statements included in Item 1 of Part I of this report. Effective January 1, 2013, the Life segment is referred to as Life and Health to reflect the inclusion of Presidio’s results following its acquisition on December 31, 2012 and the Global (Non-U.S.) Specialty sub-segment is referred to as Global Specialty.

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

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Gross premiums written	$447	31%	$341
Net premiums written	446	31	341
Net premiums earned	$333	40	$238
Losses and loss expenses	(240)	81	(133)
Acquisition costs	(72)	10	(66)

Technical result(1)	$21	(46)	$39
Loss ratio(2)	72.0%		55.9%
Acquisition ratio(3)	21.6		27.5

Technical ratio(4)	93.6%		83.4%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 27% and 23% of total net premiums written in the three months ended March 31, 2013 and 2012, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$101	23%	$99	30%	$19	5%	$17	7%
Casualty	178	40	138	41	161	47	116	49
Credit/Surety	10	2	7	2	16	5	13	6
Motor	17	4	10	3	23	7	25	10
Multiline	44	10	22	7	40	12	20	8
Property	72	16	47	14	74	22	43	18
Other	24	5	10	3	8	2	4	2

Total	$446	100%	$333	100%	$341	100%	$238	100%

Gross and net premiums written increased by 31% and net premiums earned increased by 40% in the three months ended March 31, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture and casualty lines of business. The increase in the agriculture line of business was primarily driven by new business written, differences in the timing of renewals between periods and downward premium adjustments in the three months ended March 31, 2012. The increase in the casualty line of business was driven by new business written. The increase in net premiums earned was higher than the increases in gross and net premiums written due to the increases in the agriculture line of business being fully reflected in both net premiums written and net premiums earned, with a more significant percentage impact on net premiums earned due to net premiums earned being lower than net premiums written in the three months ended March 31, 2012. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current accident year technical result and ratio	$(9)	102.6%	$(23)	109.4%
Prior accident years technical result and ratio
Net favorable prior year loss development	30	(9.0)	62	(26.0)

Technical result and ratio, as reported	$21	93.6%	$39	83.4%

The decrease of $18 million in the technical result (and the corresponding increase of 10.2 points on the technical ratio) in the three months ended March 31, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – a decrease of $32 million (increase of 17.0 points on the technical ratio) from $62 million (26.0 points on the technical ratio) in the three months ended March 31, 2012 to $30 million (9.0 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the agriculture and multiline lines experienced combined adverse loss development for prior accident years of $16 million. The net favorable loss development for prior accident years of $62 million in the three months ended March 31, 2012 was predominantly driven by the casualty and agriculture lines of business.

This factor driving the decrease in the technical result in the three months ended March 31, 2013 compared to the same period of 2012 was partially offset by:

•

The current accident year technical result – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to the inclusion of prior year premium adjustments and related acquisition costs of approximately $18 million in the agriculture line of business in the three months ended March 31, 2012, which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the current accident year technical result modestly decreased in the three months ended March 31, 2013 compared to the same period of 2012. This decrease was due to a modestly higher level of mid-sized loss activity, which was partially offset by a decrease in acquisition costs as a result of the change in the mix of business towards the agriculture line.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 77% and 80% of net premiums written in the three months ended March 31, 2013 and 2012, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written. The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Gross premiums written	$372	7%	$347
Net premiums written	368	6	346
Net premiums earned	$166	4	$159
Losses and loss expenses	(67)	(32)	(98)
Acquisition costs	(50)	30	(38)

Technical result	$49	112	$23
Loss ratio	40.4%		61.6%
Acquisition ratio	30.1		23.9

Technical ratio	70.5%		85.5%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 23% of total net premiums written in the three months ended March 31, 2013 and 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$39	10%	$18	10%	$38	11%	$15	10%
Motor	125	34	48	29	93	27	35	22
Property	204	56	100	61	215	62	109	68

Total	$368	100%	$166	100%	$346	100%	$159	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a weaker U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months ended March 31, 2013 compared to the same period of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	6%	5%	3%
Foreign exchange effect	1	1	1

Increase as reported in U.S. dollars	7%	6%	4%

Gross and net premiums written and net premiums earned increased by 6%, 5% and 3% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from new business written in the motor line of business and were partially offset by cancellations and non-renewals in the property line of business. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current accident year technical result and ratio	$(9)	105.3%	$(5)	102.9%
Prior accident years technical result and ratio
Net favorable prior year loss development	58	(34.8)	28	(17.4)

Technical result and ratio, as reported	$49	70.5%	$23	85.5%

The increase of $26 million in the technical result (and the corresponding decrease of 15.0 points on the technical ratio) in the three months ended March 31, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – an increase of $30 million (decrease of 17.4 points on the technical ratio) from $28 million (17.4 points on the technical ratio) in the three months ended March 31, 2012 to $58 million (34.8 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by all lines of business, with the property line being the most pronounced and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years of $28 million in the three months ended March 31, 2012 was driven by all lines of business.

This factor driving the increase in the technical result in the three months ended March 31, 2013 compared to the same period of 2012 was partially offset by:

•

The current accident year technical result – a decrease in the technical result due to an increase in acquisition costs, which were driven by higher profit commissions reported by cedants in the property line and by the new business in the motor line. These decreases in the current accident year technical result were partially offset by lower loss picks in certain lines of business and normal fluctuations in profitability in the three months ended March 31, 2013 compared to the same period of 2012.

Global Specialty

The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering and marine are considered to have a medium tail, while specialty casualty is considered to be long-tail. The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Gross premiums written	$445	7%	$417
Net premiums written	361	2	353
Net premiums earned	$337	9	$308
Losses and loss expenses	(184)	(5)	(194)
Acquisition costs	(75)	8	(70)

Technical result	$78	78	$44
Loss ratio	54.6%		63.2%
Acquisition ratio	22.4		22.6

Technical ratio	77.0%		85.8%

Premiums

The Global Specialty sub-segment represented 22% and 24% of total net premiums written in the three months ended March 31, 2013 and 2012, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Aviation/Space	$37	10%	$46	14%	$51	14%	$54	18%
Credit/Surety	76	21	67	20	74	21	56	18
Energy	15	4	25	7	14	4	23	7
Engineering	44	12	48	14	40	11	47	15
Marine	73	20	72	21	70	20	60	20
Specialty casualty	50	14	24	7	48	14	22	7
Specialty property	20	6	36	11	31	9	34	11
Other	46	13	19	6	25	7	12	4

Total	$361	100%	$337	100%	$353	100%	$308	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a weaker U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months ended March 31, 2013 compared to the same period of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	6%	1%	9%
Foreign exchange effect	1	1	—

Increase as reported in U.S. dollars	7%	2%	9%

Gross and net premiums written and net premiums earned increased by 6%, 1% and 9% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2013 compared to the same period of 2012. The increase in gross premiums written was primarily driven by new business written in the marine line of business and increases in most of the other lines of business due to new business and positive premium adjustments. These increases in gross premiums written were partially offset by non-renewals and downward premium adjustments in the specialty property and aviation/space lines of business. The increase in gross premiums written was higher than the increase in net premiums written due to an increase in the ceded premiums written during the three months ended March 31, 2013 compared to the same period of 2012. These ceded reinsurance covers are primarily written on a non-proportional basis, with the ceded premiums fully written on inception and earned over the risk period. The increase in net premiums earned was higher than the increases in gross and net premiums written due to the earning of new business written during 2012. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current accident year technical result and ratio	$18	94.9%	$(11)	103.8%
Prior accident years technical result and ratio
Net favorable prior year loss development	60	(17.9)	55	(18.0)

Technical result and ratio, as reported	$78	77.0%	$44	85.8%

The increase of $34 million in the technical result (and the corresponding decrease of 8.8 points on the technical ratio) in the three months ended March 31, 2013 compared to the same period of 2012 was primarily attributable to:

•

The current accident year technical result – an increase in the technical result (and corresponding decrease in the technical ratio) due to lower loss picks in certain lines of business, a lower level of mid-sized loss activity and normal fluctuations in profitability.

•

Net favorable prior year loss development – an increase of $5 million (increase of 0.1 points on the technical ratio) from $55 million (18.0 points on the technical ratio) in the three months ended March 31, 2012 to $60 million (17.9 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by most lines of business, predominantly the credit/surety and aviation/space lines, while the energy, agriculture and engineering lines experienced combined adverse loss development for prior accident years of $13 million. The net favorable loss development for prior accident years of $55 million in the three months ended March 31, 2012 was driven by all lines of business. While net favorable prior year loss development increased in the three months ended March 31, 2013 compared to the same period of 2012, this had a reduced impact on the technical ratio as a result of higher net premiums earned.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The Catastrophe sub-segment’s results for both the three months ended March 31, 2013 and 2012 included no catastrophic loss activity. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Gross premiums written	$238	(2)%	$242
Net premiums written	211	(2)	215
Net premiums earned	$87	(4)	$90
Losses and loss expenses	11	NM	(2)
Acquisition costs	(11)	13	(9)

Technical result	$87	11	$79
Loss ratio	(12.8)%		2.1%
Acquisition ratio	12.3		10.5

Technical ratio	(0.5)%		12.6%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 13% and 15% of total net premiums written in the three months ended March 31, 2013 and 2012, respectively. Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a weaker U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months ended March 31, 2013 compared to the same period of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(3)%	(3)%	(4)%
Foreign exchange effect	1	1	—

Decrease as reported in U.S. dollars	(2)%	(2)%	(4)%

Gross and net premiums written decreased by 3% and net premiums earned decreased by 4% on a constant foreign exchange basis in the three months ended March 31, 2013 compared to the same period of 2012. The decreases in gross and net premiums written were primarily due to the non-renewal and the restructuring of certain treaties in the three months ended March 31, 2012. These decreases were partially offset by new business written in the three months ended March 31, 2013.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
Current accident year technical result and ratio	$52	39.6%	$60	33.5%
Prior accident years technical result and ratio
Net favorable prior year loss development	35	(40.1)	19	(20.9)

Technical result and ratio, as reported	$87	(0.5)%	$79	12.6%

The increase of $8 million in the technical result (and the corresponding decrease of 13.1 points on the technical ratio) in the three months ended March 31, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – an increase of $16 million (decrease of 19.2 points on the technical ratio) from $19 million (20.9 points on the technical ratio) in the three months ended March 31, 2012 to $35 million (40.1 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2013 and 2012 was primarily due to favorable loss emergence.

This factor driving the increase in the technical result in the three months ended March 31, 2013 compared to the same period of 2012 was partially offset by:

•

The current accident year technical result – a decrease in the technical result (and corresponding increase in the technical ratio) due to a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

Life and Health Segment

Effective January 1, 2013, the Life and Health segment includes the results of Presidio, following its acquisition on December 31, 2012. This affects period over period comparisons, primarily in the accident and health line of business.

The following table provides the components of the allocated underwriting result for this segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013	% Change	For the three months ended March 31, 2012
Gross premiums written	$254	17%	$217
Net premiums written	249	16	215
Net premiums earned	$224	15	$194
Life policy benefits	(182)	22	(149)
Acquisition costs	(27)	(9)	(29)

Technical result	$15	(1)	$16
Other income	3	284	—
Other operating expenses	(18)	42	(12)
Net investment income	16	(5)	17

Allocated underwriting result(1)	$16	(20)	$21

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life and Health segment represented 15% of total net premiums written in the three months ended March 31, 2013 and 2012, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this segment for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$30	12%	$30	13%	$5	2%	$4	2%
Longevity	63	25	63	28	59	27	59	30
Mortality	156	63	131	59	151	71	131	68

Total	$249	100%	$224	100%	$215	100%	$194	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a weaker U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months ended March 31, 2013 compared to the same period of 2012:

	Gross premiums	Net premiums	Net premiums
	written	written	earned
Increase in original currency	15%	14%	13%
Foreign exchange effect	2	2	2

Increase as reported in U.S. dollars	17%	16%	15%

Gross and net premiums written and net premiums earned increased by 15%, 14% and 13% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2013 compared to the same period of 2012. The increase in gross and net premiums written and net premiums earned was primarily due to the inclusion of Presidio’s gross and net premiums written and net premiums earned in the accident and health line of business in the three months ended March 31, 2013.

Allocated underwriting result

The allocated underwriting result decreased by $5 million, from $21 million in the three months ended March 31, 2012 to $16 million in the same period of 2013. The decrease was primarily driven by a modest decrease in net favorable prior year loss development and an increase in operating expenses, which were partially offset by an increase in other income related to Managing General Agent (MGA) fees earned by Presidio.

The decrease in net favorable prior year loss development of $3 million resulted from net favorable loss development of $8 million in the three months ended March 31, 2013 compared to $11 million in the same period of 2012. The net favorable prior year loss development of $8 million during the three months ended March 31, 2013 was primarily related to the GMDB business due to an improvement in the capital markets, and to certain other short-term treaties in the mortality line of business. The net favorable prior year loss development of $11 million in the three months ended March 31, 2012 was also primarily related to the GMDB business due to an improvement in the capital markets.

Other operating expenses increased by $6 million, from $12 million in the three months ended March 31, 2012 to $18 million in the same period of 2013 primarily due to the inclusion of Presidio’s operating expenses and higher personnel costs. The impact on the allocated underwriting result of Presidio’s operating expenses was partially offset by the MGA fees earned by Presidio.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2013 and 2012 was as follows:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Non-life
Property and casualty
Casualty	13%	13%
Motor	9	8
Multiline and other	5	3
Property	17	19
Specialty
Agriculture	8	3
Aviation / Space	2	4
Catastrophe	13	15
Credit / Surety	5	6
Energy	1	1
Engineering	3	3
Marine	5	5
Specialty casualty	3	3
Specialty property	1	2
Life and Health	15	15

Total	100%	100%

The changes in the distribution of net premiums written by line of business between the three months ended March 31, 2013 and the same period of 2012 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines. Specifically for the agriculture line of business, the increase in the distribution of net premiums written in the three months ended March 31, 2013 compared to the same period of 2012 was driven by an increase in the North America sub-segment resulting from new business written, differences in the timing of renewals between periods and downward premium adjustments in the three months ended March 31, 2012.

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

The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2013 and 2012 was as follows:

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Non-life segment
Proportional	46%	41%
Non-proportional	35	41
Facultative	4	4
Life and Health segment
Proportional	11	12
Non-proportional	4	2

Total	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type in the three months ended March 31, 2013 compared to the same period of 2012 reflect a shift from non-proportional business to proportional business in the Non-life segment, which is primarily driven by an increase in gross premiums written in the agriculture line of business as described above in Premium Distribution by Line of Business, which are written on a proportional basis. The increase in the non-proportional gross premiums written in the Life and Health segment reflects the inclusion of Presidio’s gross premiums written from January 1, 2013, which are primarily written on a non-proportional basis.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months ended March 31, 2013 and 2012:

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Asia, Australia and New Zealand	9%	9%
Europe	46	48
Latin America, Caribbean and Africa	9	10
North America	36	33

Total	100%	100%

The increase in the distribution of gross premiums written in North America during the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to an increase in gross premiums written in the Company’s North America Non-life sub-segment, driven by the agriculture line of business, and in the Life and Health segment, driven by the inclusion of Presidio’s business from January 1, 2013.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2013 and 2012 was as follows:

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Broker	71%	67%
Direct	29	33

Total	100%	100%

The percentage of gross premiums written through brokers in the three months ended March 31, 2013 compared to the same period of 2012 increased primarily due to an increase in the percentage of gross premiums written through brokers in Europe and North America, and the inclusion of Presidio’s business, which is solely written through brokers.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months ended March 31, 2013 and 2012 (in millions of U.S. dollars):

	For the three		For the three
	months ended		months ended
	March 31, 2013	% Change	March 31, 2012
Fixed maturities	$116	(13)%	$133
Short-term investments, cash and cash equivalents	1	47	1
Equities	5	36	4
Funds held and other	9	(19)	11
Funds held – directly managed	6	(32)	8
Investment expenses	(13)	26	(10)

Net investment income	$124	(16)	$147

Because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life segment (see Life segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life segment.

Net investment income decreased in the three months ended March 31, 2013 compared to the same period of 2012 primarily due to:

•	a decrease in net investment income from fixed maturities as a result of lower reinvestment rates;

•	an increase in investment expenses; and

•

a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account and lower reinvestment rates; partially offset by

•	the weakening of the U.S. dollar, on average, in the three months ended March 31, 2013 compared to the same period of 2012, which contributed a 2% increase in net investment income.

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

The components of net realized and unrealized investment gains for the three months ended March 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Net realized investment gains on fixed maturities and short-term investments	$42	$17
Net realized investment gains on equities	19	41
Net realized investment gains on other invested assets	11	4
Change in net unrealized investment (losses) gains on other invested assets	(22)	20
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(71)	48
Change in net unrealized investment gains on equities	50	51
Net other realized and unrealized investment (losses) gains	(1)	5
Net realized and unrealized investment (losses) gains on funds held – directly managed	(5)	7

Net realized and unrealized investment gains	$23	$193

Net realized and unrealized investment gains decreased by $170 million, from $193 million in the three months ended March 31, 2012 to $23 million in the same period of 2013. The net realized and unrealized investment gains of $23 million in the three months ended March 31, 2013 were primarily due to growth in worldwide equity markets, which were partially offset by modest increases in U.S. and European risk-free interest rates and modest widening of credit spreads.

Net realized gains and the change in net unrealized investment losses on other invested assets were a combined loss of $11 million in the three months ended March 31, 2013 and primarily related to unrealized losses on treasury note futures and certain non-publicly traded investments, which were partially offset by realized gains on treasury note futures. Net realized gains and the change in net unrealized investment gains on other invested assets were $24 million in the three months ended March 31, 2012 and primarily related to unrealized gains on treasury note futures and net unrealized gains on certain non-publicly traded investments.

Net realized and unrealized investment (losses) gains on funds held – directly managed of $5 million loss and $7 million gain in the three months ended March 31, 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three		For the three
	months ended		months ended
	March 31, 2013	% Change	March 31, 2012
Other operating expenses	$116	18%	$98

Other operating expenses represent 10.1% and 9.9% of net premiums earned (both Non-life and Life) for the three months ended March 31, 2013 and 2012, respectively. Other operating expenses included in Corporate and Other were $32 million and $23 million, of which $30 million and $20 million are related to corporate activities for the three months ended March 31, 2013 and 2012, respectively.

Other operating expenses increased by 18% in the three months ended March 31, 2013 compared to the same period of 2012 primarily due to higher personnel costs, including bonus accruals, stock based compensation and the inclusion of Presidio’s personnel costs.

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

The Company’s income tax expense and effective income tax rate for the three months ended March 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
Income tax expense	$42	$67
Effective income tax rate	15.1%	15.7%

Income tax expense and the effective income tax rate during the three months ended March 31, 2013 were $42 million and 15.1%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses and was partially offset by net realized and unrealized investment losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains.

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

Investments

Investment philosophy

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s total invested assets at March 31, 2013 and December 31, 2012 were split between liability and capital funds as follows (in millions of U.S. dollars):

	March 31,	% of Total Invested Assets	December 31,	% of Total Invested Assets
	2013		2012
Liability funds	$10,409	58%	$10,723	59%
Capital funds	7,464	42	7,453	41

Total	$17,873	100%	$18,176	100%

The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at March 31, 2013 compared to December 31, 2012 primarily reflects a decrease in unpaid losses and loss expenses, which was largely driven by loss payments and the strengthening of the U.S. dollar. The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. At March 31, 2013, approximately 64% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

Overview

Total investments and cash were $16.8 billion at March 31, 2013 compared to $17.1 billion at December 31, 2012. The major factors resulting in the decrease in the three months ended March 31, 2013 were:

•

a net decrease of $138 million, due to the repurchase of common shares of $160 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $22 million;

•	dividend payments on common and preferred shares totaling $52 million;

•

a net payment of $48 million related to the redemption of Series C preferred shares of $290 million which was partially offset by proceeds related to the issuance of the Series F preferred shares of $242 million, after underwriting discounts, commissions and other related expenses (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management below); and

•	various other factors which net to approximately $168 million, the largest being the effect of a stronger U.S. dollar at March 31, 2013 relative to most major currencies; partially offset by

•	net cash provided by operating activities of $115 million; and

•

net realized and unrealized gains related to the investment portfolio of $28 million primarily resulting from an increase in the equity portfolio of $69 million, which was partially offset by a decrease in the fixed maturity and short-term investment portfolios of $29 million (reflecting increasing U.S. and European risk-free interest rates) and in other invested assets of $11 million (primarily driven by realized losses on treasury note futures - see discussion related to duration below).

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

At March 31, 2013, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 91% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Average credit quality	A	A
Average yield to maturity	2.1%	2.0%
Expected average duration	2.9 years	2.7 years

The increase in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at March 31, 2013 compared to December 31, 2012, was primarily due to modest increases in U.S. and European risk-free interest rates.

For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.0 years to 2.9 years at March 31, 2013, and reflects the Company’s decision to hedge against potential rises in risk-free interest rates.

The Company’s investment portfolio generated a positive total accounting return (calculated based on the carrying value of all investments in local currency) of 1.0% for the three months ended March 31, 2013, compared to 2.0% in the same period of 2012. The total accounting return in the three months ended March 31, 2013 was mainly due to growth in equity markets which were partially offset by modest increases in U.S. and European risk-free interest rates, while the same period of 2012 was primarily impacted by narrowing credit spreads and improvements in equity markets.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at March 31, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
March 31, 2013	Cost(1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,018	$1,039	$—	$1,039	$—	$—	$—
U.S. government sponsored enterprises	24	25	—	25	—	—	—
U.S. states, territories and municipalities	239	250	8	7	—	3	232
Non-U.S. sovereign government, supranational and government related	2,160	2,296	841	1,349	95	11	—
Corporate	6,176	6,587	340	618	3,167	2,037	425
Asset-backed securities	714	739	146	123	95	13	362
Residential mortgage-backed securities	2,919	2,976	351	2,546	61	—	18
Other mortgage-backed securities	56	58	42	6	7	1	2

Total fixed maturities	13,306	13,970	1,728	5,713	3,425	2,065	1,039
Short-term investments	115	115	—	95	13	7	—

Total fixed maturities and short term investments	13,421	14,085	$1,728	$5,808	$3,438	$2,072	$1,039
Equities	1,005	1,149

Total	$14,426	$15,234

% of Total fixed maturities and short-term investments			12%	41%	25%	15%	7%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The decrease in the fair value of the Company’s fixed maturities of $0.4 billion from $14.4 billion at December 31, 2012 to $14.0 billion at March 31, 2013, primarily reflects the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividend payments, the impact of the strengthening of the U.S. dollar against most major currencies and modest increases in U.S. and European risk-free interest rates.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At March 31, 2013, 76% of this category was rated AA with the remaining 24%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at March 31, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value
March 31, 2013					AAA	AA	A	BBB
Non-European Union
Canada	$146	$—	$350	$496	$186	$234	$76	$—
Singapore	121	—	—	121	121	—	—	—
All Other	59	—	17	76	—	48	17	11

Total Non-European Union	$326	$—	$367	$693	$307	$282	$93	$11

European Union
France	$490	$—	$48	$538	$—	$538	$—	$—
Germany	351	—	—	351	351	—	—	—
Belgium	300	—	—	300	—	300	—	—
Austria	158	—	—	158	—	158	—	—
Netherlands	148	—	—	148	148	—	—	—
All Other	14	94	—	108	35	71	2	—

Total European Union	$1,461	$94	$48	$1,603	$534	$1,067	$2	$—

Total	$1,787	$94	$415	$2,296	$841	$1,349	$95	$11
% of Total	78%	4%	18%	100%	37%	59%	4%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At March 31, 2013, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at March 31, 2013 were as follows (in millions of U.S. dollars):

March 31, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,077	$399	$1,476	22%
Consumer noncyclical	713	223	936	14
Communications	410	396	806	12
Utilities	390	256	646	10
Industrials	395	122	517	8
Energy	207	268	475	7
Consumer cyclical	398	58	456	7
Insurance	234	37	271	4
Government guaranteed corporate debt	—	266	266	4
Basic materials	104	119	223	3
All Other	272	243	515	9

Total	$4,200	$2,387	$6,587	100%
% of Total	64%	36%	100%

At March 31, 2013, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At March 31, 2013, the ten largest issuers accounted for 16% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). Within the finance sector, 98% of corporate bonds were rated investment grade and 85% were rated A- or better at March 31, 2013.

At March 31, 2013, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

March 31, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$10	$84	$455	$549
Netherlands	132	19	186	337
France	—	14	140	154
Spain	—	12	79	91
Luxembourg	—	—	89	89
Italy	—	12	74	86
Austria	50	—	3	53
Germany	15	8	10	33
All Other	—	12	73	85

Total	$207	$161	$1,109	$1,477
% of Total	14%	11%	75%	100%

At March 31, 2013, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $30 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at March 31, 2013 were as follows (in millions of U.S. dollars):

	Credit Rating(1)
March 31, 2013	GNMA(2)	GSEs(3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$76	$82	$69	$13	$362	$602
Non-U.S.	—	—	70	41	26	—	—	137

Asset-backed securities	$—	$—	$146	$123	$95	$13	$362	$739
Residential mortgaged-backed securities
U.S.	$560	$1,919	$4	$—	$—	$—	$18	$2,501
Non-U.S.	—	—	347	67	61	—	—	475

Residential mortgaged-backed securities	$560	$1,919	$351	$67	$61	$—	$18	$2,976
Other mortgaged-backed securities
U.S.	$6	$—	$20	$—	$7	$1	$2	$36
Non-U.S.	—	—	22	—	—	—	—	22

Other mortgaged-backed securities	$6	$—	$42	$—	$7	$1	$2	$58

Total	$566	$1,919	$539	$190	$163	$14	$382	$3,773
% of Total	15%	51%	14%	5%	4%	1%	10%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at March 31, 2013, other than $26 million of investments in distressed asset vehicles (included in Other invested assets). At March 31, 2013, the Company’s U.S. residential mortgage-backed securities included approximately $2 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of foreign and U.S. government obligations and corporate bonds. At March 31, 2013, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating(1)
March 31, 2013	U.S. Government	Non-U.S. Government	Corporate	Total Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Country
U.S.	$1	$—	$4	$5	$—	$1	$3	$1	$—
New Zealand	—	92	—	92	—	92	—	—	—
All Other	—	11	7	18	—	2	10	6	—

Total	$1	$103	$11	$115	$—	$95	$13	$7	$—
% of Total	1%	89%	10%	100%	—%	83%	11%	6%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at March 31, 2013 were as follows (in millions of U.S. dollars):

March 31, 2013	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$146	17%
Energy	127	15
Consumer noncyclical	127	15
Finance	117	13
Technology	78	9
Communications	65	8
Consumer cyclical	59	7
Industrials	57	7
All Other	94	9

Total	$870	100%

Mutual funds and exchange traded funds
Funds holding fixed income securities	228
Funds and ETFs holding equities	51

Total equities	$1,149

At March 31, 2013, U.S. issuers represented 72% of the publicly traded common stocks and ETFs. At March 31, 2013, the ten largest common stocks accounted for 18% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At March 31, 2013, approximately 97% (or $220 million) of the funds holding fixed income securities were emerging markets funds. At March 31, 2013, the Company did not hold any equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Fair
March 31, 2013	Cost	Value
One year or less	$1,043	$1,052
More than one year through five years	3,954	4,137
More than five years through ten years	3,901	4,184
More than ten years	834	939

Subtotal	9,732	10,312
Mortgage/asset-backed securities	3,689	3,773

Total	$13,421	$14,085

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loans receivable, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at March 31, 2013 were as follows (in millions of U.S. dollars):

March 31, 2013	Carrying Value(1)	Notional Value of Derivatives
Strategic investments	$215	$	n/a
Asset-backed securities (including annuities and residuals)	70		n/a
Notes and loans receivable	34		n/a
Total return swaps	5		69
Interest rate swaps(2)	(7)		n/a
Credit default swaps (protection purchased)	(1)		48
Credit default swaps (assumed risks)	—		18
Insurance-linked securities	(3)		133
Futures contracts	(16)		3,981
Foreign exchange forward contracts	1		2,111
Foreign currency option contracts	(1)		151
TBAs	—		248
Other	14		n/a

Total	$311

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting, investment company accounting and fair value accounting.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

At March 31, 2013, the Company’s strategic investments included $215 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, notes and loans receivable and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments–Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $32 million are recorded in equities and Other assets.

The Company’s principal finance activities included $107 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loans receivable, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return, interest rate and certain credit default swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2013, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income. For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value.

The Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at March 31, 2013. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At March 31, 2013, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $4 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at March 31, 2013 is discussed below.

At March 31, 2013, approximately 97% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Average credit quality	AA	AA
Average yield to maturity	0.9%	1.0%
Expected average duration	2.9 years	3.0 years

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at March 31, 2013 were comparable to December 31, 2012.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at March 31, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
		Fair
March 31, 2013	Cost(1)	Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$126	$129	$—	$129	$—	$—
U.S. government sponsored enterprises	85	90	—	90	—	—
Non-U.S. sovereign government, supranational and government related	211	226	52	127	47	—
Corporate	328	345	39	119	143	44

Total fixed maturities	750	790	$91	$465	$190	$44
Other invested assets	26	16

Total	$776	$806

% of Total fixed maturities			11%	59%	24%	6%

(1)	Cost is amortized cost for fixed maturities and short-term investments.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $833 million at December 31, 2012 to $806 million at March 31, 2013 was primarily related the run-off of loss reserves associated with this account and the impact of the stronger U.S. dollar at March 31, 2013 relative to the euro compared to December 31, 2012.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At March 31, 2013, 81% of this category was rated AA with the remaining 19%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at March 31, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
March 31, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A
Non-European Union
Canada	$—	$—	$142	$142	$27	$68	47
All Other	—	4	—	4	4	—	—

Total Non-European Union	$—	$4	$142	$146	$31	$68	$47

European Union
France	$14	$—	$29	$43	$—	$43	$—
Belgium	6	—	—	6	—	6	—
Austria	—	—	4	4	—	4	—
All Other	3	24	—	27	21	6	—

Total European Union	$23	$24	$33	$80	$21	$59	$—

Total	$23	$28	$175	$226	$52	$127	$47
% of Total	10%	12%	78%	100%	23%	56%	21%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At March 31, 2013, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at March 31, 2013 were as follows (in millions of U.S. dollars):

March 31, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$30	$102	$132	38%
Consumer noncyclical	48	10	58	17
Energy	6	43	49	14
Utilities	6	21	27	8
Basic materials	11	9	20	6
Communications	5	12	17	5
Government guaranteed corporate debt	—	13	13	4
Consumer cyclical	8	3	11	3
All Other	15	3	18	5

Total	$129	$216	$345	100%
% of Total	37%	63%	100%

At March 31, 2013, other than the U.S., France and Australia, which accounted for 37%, 16%, and 10% respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At March 31, 2013, the ten largest issuers accounted for 27% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 5% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At March 31, 2013, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At March 31, 2013, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

March 31, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$26	$29	$55
United Kingdom	2	16	12	30
Netherlands	—	12	18	30
Germany	10	—	2	12
Sweden	1	5	4	10
All Other	—	10	16	26

Total	$13	$69	$81	$163
% of Total	8%	42%	50%	100%

At March 31, 2013, corporate bonds underlying the funds held – directly managed account included less than $10 million in total of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities underlying the funds held – directly managed account at March 31, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Fair
March 31, 2013	Cost	Value
One year or less	$153	$154
More than one year through five years	462	487
More than five years through ten years	116	127
More than ten years	19	22

Total	$750	$790

European Exposures

For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources—Investments—European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the three months ended March 31, 2013.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at March 31, 2013 have not changed significantly since December 31, 2012. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2013.

At March 31, 2013 and December 31, 2012, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	March 31,	December 31,
	2013	2012
Gross Non-life reserves for unpaid losses and loss expenses	$10,324	$10,709
Net Non-life reserves for unpaid losses and loss expenses	10,031	10,418
Net reserves guaranteed by Colisée Re	790	857

The net Non-life reserves for unpaid losses and loss expenses at March 31, 2013 and December 31, 2012 include $790 million and $857 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2013 (in millions of U.S. dollars):

For the three
months ended
March 31, 2013
Net liability at December 31, 2012	$10,418
Net incurred losses related to:
Current year	662
Prior years	(183)

479
Change in Paris Re Reserve Agreement	(26)
Net paid losses	(706)
Effects of foreign exchange rate changes	(134)

Net liability at March 31, 2013	$10,031

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,418 million at December 31, 2012 to $10,031 million at March 31, 2013 primarily reflects the payment of losses and the impact of foreign exchange, which were partially offset by net losses incurred during the three months ended March 31, 2013.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

Policy Benefits for Life and Annuity Contracts

At March 31, 2013 and December 31, 2012, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	March 31,	December 31,
	2013	2012
Gross policy benefits for life and annuity contracts	$1,763	$1,813
Net policy benefits for life and annuity contracts	1,754	1,793

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the three months ended March 31, 2013 (in millions of U.S. dollars):

For the three
months ended
March 31, 2013
Net liability at December 31, 2012	$1,793
Net incurred losses related to:
Current year	190
Prior years	(8)

182
Net paid losses	(162)
Effects of foreign exchange rate changes	(59)

Net liability at March 31, 2013	$1,754

The modest decrease in net policy benefits for life and annuity contracts from $1,793 million at December 31, 2012 to $1,754 million at March 31, 2013 is primarily due to paid losses and the impact of foreign exchange, which were partially offset by incurred losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

Other than the items discussed below, the Company’s contractual obligations at March 31, 2013 have not changed materially compared to December 31, 2012.

On February 14, 2013, the Company issued 5.875% Series F non-cumulative redeemable preferred shares (Series F preferred shares) for a total consideration of $242 million after underwriting discounts, commissions and other related expenses. The Company has a non-cumulative dividend commitment of $14.7 million per annum in relation to the Series F preferred shares. On or after March 1, 2018, the Company may redeem the Series F preferred shares at the aggregate liquidation value of $250 million. See Shareholders’ Equity and Capital Resources Management below for more details related to the Series F preferred shares.

On March 18, 2013, the Company redeemed the 6.75% Series C cumulative redeemable preferred shares (Series C preferred shares) for the aggregate liquidation value of $290 million plus accrued dividends.

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). Employees affected by the termination plans have no compulsory notice periods and have varying leaving dates, largely through to mid 2014. The continuing salary and other employment benefits costs related to the affected employees will be expensed as the employee provides service and remains with the Company. The Company expects to incur a charge, totalling between $60 and $70 million related to the restructuring and certain real estate related costs. No charges were recorded in the Company’s results for the three months ended March 31, 2013.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity was $6.9 billion at March 31, 2013 and December 31, 2012. The major factors impacting shareholders’ equity during the three months ended March 31, 2013 were:

•

a net decrease of $138 million, due to the repurchase of common shares of $160 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $22 million;

•	dividend payments of $52 million related to both the Company’s common and preferred shares; and

•

a net decrease of $48 million related to the redemption of Series C preferred shares of $290 million which was partially offset by proceeds of $242 million, after underwriting discounts, commissions and other expenses, related to the issuance of the Series F preferred shares (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management above); partially offset by

•	comprehensive income of $215 million, of which net income contributed $234 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2013.

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

Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. For a discussion related to growth in Diluted Tangible Book Value per Share plus accumulated dividends see Key Financial Measures above.

The table below sets forth the capital structure of the Company at March 31, 2013 and December 31, 2012 (in millions of U.S. dollars):

	2013		2012
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	894	11
Common shareholders’ equity	6,057	78	6,040	78

Total Capital	$7,724	100%	$7,747	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

The modest decrease in total capital during the three months ended March 31, 2013 was related to the same factors describing shareholders’ equity above.

Indebtedness

There was no change in the Company’s indebtedness at March 31, 2013 compared to December 31, 2012 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2013. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s indebtedness.

Shareholders’ Equity

Share Repurchases

During the three months ended March 31, 2013, the Company repurchased, under its authorized share repurchase program, 1.8 million of its common shares at a total cost of $160 million, representing an average cost of $88.71 per share.

In March 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At March 31, 2013, the Company had approximately 5.1 million common shares remaining under its current share repurchase authorization and approximately 28.4 million common shares were held in treasury and are available for reissuance.

Subsequently, during the period from April 1, 2013 to April 30, 2013, the Company repurchased 0.5 million common shares at a total cost of $41 million, representing an average cost of $92.00 per share. Following these repurchases, the Company had approximately 4.7 million common shares remaining under its current share repurchase authorization and approximately 28.8 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

Redeemable Preferred Shares

On February 14, 2013, the Company issued 10 million of 5.875% Series F non-cumulative redeemable preferred shares for a total consideration of $242 million after underwriting discounts, commissions and other related expenses. The Series F preferred shares have an aggregate liquidation value of $250 million. On or after March 1, 2018, the Company may redeem the Series F preferred shares in whole at any time, or in part from time to time, at $25.00 per share, plus an amount equal to the portion of the quarterly dividend attributable to the then-current dividend period to, but excluding, the redemption date. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares are non-cumulative and are payable quarterly. In the event of liquidation of the Company, the Series F preferred shares rank on parity with each of the other series of preferred shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus declared but unpaid dividends, if any. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management above.

On March 18, 2013, the Company redeemed all of its Series C preferred shares for the aggregate liquidation value of $290 million plus accrued dividends.

See also Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s other series of preferred shares.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2013 and December 31, 2012, cash and cash equivalents were $1.3 billion and $1.1 billion, respectively. The increase in cash and cash equivalents was primarily due to cash provided by the Company’s investing and operating activities, which was partially offset by the Company’s share repurchases and dividend payments.

Cash flows from operations for the three months ended March 31, 2013 increased to $115 million from $79 million in the same period of 2012. The increase was primarily due to higher underwriting cash flows, which were related to lower loss payments in the three months ended March 31, 2013 compared to the same period of 2012, which were driven by payments related to the 2011 catastrophe events. This increase in cash flows from operations was partially offset by lower investment income.

Net cash provided by investing activities was $289 million in the three months ended March 31, 2013 compared to net cash used in investing activities of $168 million during the same period of 2012. The net cash provided by investing activities in the three months ended March 31, 2013 reflects the sale and maturity of investments, of which a portion was used to fund the Company’s share repurchases and dividend payments.

Net cash used in financing activities was $224 million in the three months ended March 31, 2013 compared to $50 million in the same period of 2012. Net cash used in financing activities in the three months ended March 31, 2013 was primarily related to the redemption of the Series C preferred shares, the Company’s share repurchases and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares. Net cash used in financing activities in the same period of 2012 was related to the dividend payments on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Agreements below) or access certain uncommitted facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.8 billion at March 31, 2013, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.3 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at March 31, 2013 compared to December 31, 2012. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual report on Form 10-K for the year ended December 31, 2012.

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On April 18, 2013, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $500 million to $50 million and reduce its access to a revolving line of credit from $375 million to $50 million. All other terms remained unchanged.

Other than the modification discussed above, the Company’s credit facilities have not changed significantly since December 31, 2012. See Credit Agreements in Item 7 of Part II and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information related to the credit facilities available to the Company.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the three months ended March 31, 2013 and 2012.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $20 million during the three months ended March 31, 2013 due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.

The following table provides a reconciliation of the currency translation adjustment for the three months ended March 31, 2013 (in millions of U.S. dollars):

For the three
months ended
March 31, 2013
Currency translation adjustment at December 31, 2012	$33
Change in currency translation adjustment included in accumulated other comprehensive income	(20)

Currency translation adjustment at March 31, 2013	$13

From time to time, the Company enters into net investment hedges. At March 31, 2013, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency movements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion of market risks at March 31, 2013 focuses only on material changes from December 31, 2012 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

At March 31, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis	%	-100 Basis	%	March 31,	+100 Basis	%	+200 Basis	%
	Points	Change	Points	Change	2013	Points	Change	Points	Change
Fair value of investments exposed to interest rate risk(1)(2)	$16,134	6%	$15,691	3%	$15,248	$14,805	(3)%	$14,362	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	882	6	858	3	834	810	(3)	786	(6)
Total invested assets(3)	18,807	5	18,340	3	17,873	17,406	(3)	16,939	(5)
Shareholders’ equity	7,882	13	7,415	7	6,948	6,481	(7)	6,014	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at March 31, 2013 compared to December 31, 2012.

Other than the changes related to the redemption of the Series C preferred shares and the issuance of the Series F preferred shares, the fair value of the Company’s outstanding debt obligations and preferred securities did not change significantly at March 31, 2013, compared to December 31, 2012. See Shareholders’ Equity and Capital Resources Management—Redeemable Preferred Shares above for a discussion of the issuance of Series F non-cumulative preferred shares in February 2013 and the redemption of the Series C preferred shares in March 2013. For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For additional information related to the Company’s debt obligations also see Note 3 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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

At March 31, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis	%	-100 Basis	%	March 31,	+100 Basis	%	+200 Basis	%
	Points	Change	Points	Change	2013	Points	Change	Points	Change
Fair value of investments exposed to credit spread risk(1)(2)	$16,166	6%	$15,707	3%	$15,248	$14,789	(3)%	$14,330	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	858	3	846	1	834	822	(1)	810	(3)
Total invested assets(3)	18,815	5	18,344	3	17,873	17,402	(3)	16,931	(5)
Shareholders’ equity	7,890	14	7,419	7	6,948	6,477	(7)	6,006	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at March 31, 2013 compared to December 31, 2012.

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

The table below summarizes the Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at March 31, 2013 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	CHF	JPY	Other	Total(1)
Total assets	$4,326	$1,219	$1,372	$135	$93	$55	$3	$601	$7,804
Total liabilities	(4,268)	(688)	(880)	(330)	(249)	(299)	(145)	(952)	(7,811)

Total gross foreign currency exposure	58	531	492	(195)	(156)	(244)	(142)	(351)	(7)
Total derivative amount	92	(26)	(483)	212	177	232	116	441	761

Net foreign currency exposure	150	505	9	17	21	(12)	(26)	90	754

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2013.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At March 31, 2013, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $75 million and $151 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At March 31, 2013, approximately 54% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At March 31, 2013, approximately 78% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) was rated A- or better and 8% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At March 31, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 16% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at March 31, 2013. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 5% and less than 28% of total corporate fixed maturity securities underlying the funds held – directly managed account at March 31, 2013, respectively.

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

•

the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at March 31, 2013, compared to December 31, 2012. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $921 million, excluding funds holding fixed income securities of $228 million) at March 31, 2013. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.88 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at March 31, 2013 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2013	10% Increase	% Change	20% Increase	% Change
Equities(1)	$759	(18)%	$840	(9)%	$921	$1,002	9%	$1,083	18%
Total invested assets(2)	17,711	(1)	17,792	—	17,873	17,954	—	18,035	1
Shareholders’ equity	6,786	(2)	6,867	(1)	6,948	7,029	1	7,110	2

(1)	Excludes funds holding fixed income securities of $228 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at March 31, 2013 compared to December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2013, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at March 31, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this document, including Management’s Discussion and Analysis, may be considered forward-looking statements as defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Forward-looking statements are based on the Company’s assumptions and expectations concerning future events and financial performance of the Company and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements, including our expectations regarding the restructuring of our business support operations and the related expected savings, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. The Company’s forward-looking statements could be affected by numerous foreseeable and unforeseeable events and developments such as exposure to catastrophe, or other large property and casualty losses, adequacy of reserves, risks associated with implementing business strategies and integrating new acquisitions, levels and pricing of new and renewal business achieved, credit, interest, currency and other risks associated with the Company’s investment portfolio, changes in accounting policies, and other factors identified in the Company’s filings with the Securities and Exchange Commission.

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

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
01/01/2013-01/31/2013	440,000	$83.61	440,000	2,721,280
02/01/2013-02/28/2013	464,446	87.84	464,446	2,256,834
03/01/2013-03/31/2013	896,574	91.67	896,574	5,103,426

Total	1,801,020	$88.71	1,801,020

(1)	In March 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in September 2012. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At March 31, 2013, approximately 28.4 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 75.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2013

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Employment Agreement between PartnerRe Ltd. and Laurie Desmet dated as of March 27, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 2, 2013).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.