Form 10-Q
period 2013-06-30
PARTNERRE LTD
filed 2013-08-01
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of July 29, 2013 was 54,097,067.

PartnerRe Ltd.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2013 and 2012, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.

Deloitte & Touche Ltd.

Hamilton, Bermuda
August 1, 2013

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2013, $13,110,735; 2012, $13,653,615)	$13,379,611	$14,395,315
Short-term investments, trading securities, at fair value (amortized cost: 2013, $29,392; 2012, $150,634)	29,379	150,552
Equities, trading securities, at fair value (cost: 2013, $1,086,846; 2012, $1,000,326)	1,172,855	1,094,002
Other invested assets	386,807	333,361

Total investments	14,968,652	15,973,230
Funds held – directly managed (cost: 2013, $828,646; 2012, $895,261)	842,415	930,741
Cash and cash equivalents, at fair value, which approximates amortized cost	1,261,540	1,121,705
Accrued investment income	172,794	184,315
Reinsurance balances receivable	2,477,340	1,991,991
Reinsurance recoverable on paid and unpaid losses	356,011	348,086
Funds held by reinsured companies	782,992	805,489
Deferred acquisition costs	676,084	568,391
Deposit assets	253,602	257,208
Net tax assets	54,346	25,098
Goodwill	456,380	456,380
Intangible assets	200,179	214,270
Other assets	68,245	103,528

Total assets	$22,570,580	$22,980,432

Liabilities
Unpaid losses and loss expenses	$10,336,368	$10,709,371
Policy benefits for life and annuity contracts	1,799,332	1,813,244
Unearned premiums	2,162,112	1,534,625
Other reinsurance balances payable	244,583	238,578
Deposit liabilities	247,960	252,217
Net tax liabilities	265,331	387,647
Accounts payable, accrued expenses and other	278,629	290,265
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,155,304	16,046,936

Shareholders’ Equity
Common shares (par value $1.00; issued: 2013, 86,364,643 shares; 2012, 85,459,905 shares)	86,365	85,460
Preferred shares (par value $1.00; issued and outstanding: 2013, 34,150,000 shares and 2012, 35,750,000 shares; aggregate liquidation value: 2013, $853,750 and 2012, $893,750)	34,150	35,750
Additional paid-in capital	3,872,122	3,861,844
Accumulated other comprehensive (loss) income	(20,344)	10,597
Retained earnings	4,898,372	4,952,002
Common shares held in treasury, at cost (2013, 32,042,911 shares; 2012, 26,550,530 shares)	(2,503,708)	(2,012,157)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,366,957	6,933,496
Noncontrolling interests	48,319	—

Total shareholders’ equity	6,415,276	6,933,496

Total liabilities and shareholders’ equity	$22,570,580	$22,980,432

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012

Revenues
Gross premiums written	$1,340,582	$1,163,243	$3,097,467	$2,730,726

Net premiums written	$1,309,318	$1,136,046	$2,945,750	$2,609,331
Increase in unearned premiums	(100,682)	(45,168)	(590,434)	(528,623)

Net premiums earned	1,208,636	1,090,878	2,355,316	2,080,708
Net investment income	124,503	153,506	248,207	300,402
Net realized and unrealized investment (losses) gains	(299,215)	38,132	(276,272)	230,867
Other income	3,878	2,654	7,805	5,400

Total revenues	1,037,802	1,285,170	2,335,056	2,617,377
Expenses
Losses and loss expenses and life policy benefits	866,843	706,137	1,527,794	1,282,623
Acquisition costs	241,743	232,723	475,942	444,330
Other operating expenses	144,833	106,184	260,874	204,358
Interest expense	12,232	12,223	24,460	24,443
Amortization of intangible assets	7,045	8,893	14,091	17,786
Net foreign exchange losses (gains)	10,584	(7,770)	8,543	(5,181)

Total expenses	1,283,280	1,058,390	2,311,704	1,968,359

(Loss) income before taxes and interest in (losses) earnings of equity investments	(245,478)	226,780	23,352	649,018
Income tax (benefit) expense	(74,569)	50,136	(32,894)	117,310
Interest in (losses) earnings of equity investments	(3,479)	(498)	3,736	4,579

Net (loss) income	(174,388)	176,146	59,982	536,287
Net income attributable to noncontrolling interests	(1,183)	—	(1,183)	—

Net (loss) income attributable to PartnerRe Ltd.	(175,571)	176,146	58,799	536,287
Preferred dividends	14,796	15,405	29,494	30,811
Loss on redemption of preferred shares	—	—	9,135	—

Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(190,367)	$160,741	$20,170	$505,476

Comprehensive (loss) income
Net (loss) income attributable to PartnerRe Ltd.	$(175,571)	$176,146	$58,799	$536,287
Change in currency translation adjustment	(11,514)	(19,157)	(31,344)	(1,950)
Change in unfunded pension obligation, net of tax	(130)	1,294	866	425
Change in unrealized losses on investments	(230)	(239)	(463)	(481)

Total other comprehensive (loss) income, net of tax	(11,874)	(18,102)	(30,941)	(2,006)

Comprehensive (loss) income attributable to PartnerRe Ltd.	$(187,445)	$158,044	$27,858	$534,281

Per share data attributable to PartnerRe Ltd. common shareholders
Net (loss) income per common share:
Basic net (loss) income	$(3.37)	$2.52	$0.35	$7.82
Diluted net (loss) income	$(3.37)	$2.50	$0.34	$7.76
Weighted average number of common shares outstanding	56,485,882	63,816,027	57,449,528	64,610,127
Weighted average number of common shares and common share equivalents outstanding	56,485,882	64,423,036	58,534,526	65,132,928
Dividends declared per common share	$0.64	$0.62	$1.28	$1.24

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Common shares
Balance at beginning of period	$85,460	$84,767
Issuance of common shares	905	375

Balance at end of period	86,365	85,142

Preferred shares
Balance at beginning of period	35,750	35,750
Issuance of preferred shares	10,000	—
Redemption of preferred shares	(11,600)	—

Balance at end of period	34,150	35,750

Additional paid-in capital
Balance at beginning of period	3,861,844	3,803,796
Issuance of common shares	48,278	28,125
Issuance of preferred shares	231,265	—
Redemption of preferred shares	(269,265)	—

Balance at end of period	3,872,122	3,831,921

Accumulated other comprehensive loss
Balance at beginning of period	10,597	(12,644)
Currency translation adjustment
Balance at beginning of period	32,755	4,267
Change in currency translation adjustment	(31,344)	(1,950)

Balance at end of period	1,411	2,317
Unfunded pension obligation
Balance at beginning of period	(27,370)	(23,076)
Change in unfunded pension obligation	866	425

Balance at end of period (net of tax: 2013, $7,494; 2012, $6,449)	(26,504)	(22,651)
Unrealized gain on investments
Balance at beginning of period	5,212	6,165
Change in unrealized losses on investments	(463)	(481)

Balance at end of period (net of tax: 2013 and 2012: $nil)	4,749	5,684

Balance at end of period	(20,344)	(14,650)

Retained earnings
Balance at beginning of period	4,952,002	4,035,103
Net income	59,982	536,287
Net income attributable to noncontrolling interests	(1,183)	—
Dividends on common shares	(73,800)	(79,924)
Dividends on preferred shares	(29,494)	(30,811)
Loss on redemption of preferred shares	(9,135)	—

Balance at end of period	4,898,372	4,460,655

Common shares held in treasury
Balance at beginning of period	(2,012,157)	(1,479,230)
Repurchase of common shares	(491,551)	(221,995)

Balance at end of period	(2,503,708)	(1,701,225)

Total shareholders’ equity attributable to PartnerRe Ltd.	$6,366,957	$6,697,593

Noncontrolling interests	48,319	—

Total shareholders’ equity	$6,415,276	$6,697,593

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Cash flows from operating activities
Net income	$59,982	$536,287
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	82,147	64,054
Amortization of intangible assets	14,091	17,786
Net realized and unrealized investment losses (gains)	276,272	(230,867)
Changes in:
Reinsurance balances, net	(555,356)	(281,652)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	101,696	33,925
Funds held by reinsured companies and funds held – directly managed	62,440	36,609
Deferred acquisition costs	(121,359)	(81,990)
Net tax assets and liabilities	(144,342)	50,431
Unpaid losses and loss expenses including life policy benefits	(181,198)	(494,083)
Unearned premiums	590,434	528,623
Other net changes in operating assets and liabilities	45,951	3,445

Net cash provided by operating activities	230,758	182,568

Cash flows from investing activities
Sales of fixed maturities	3,844,517	3,624,663
Redemptions of fixed maturities	772,227	512,544
Purchases of fixed maturities	(4,198,801)	(3,797,073)
Sales and redemptions of short-term investments	226,390	52,804
Purchases of short-term investments	(105,446)	(42,046)
Sales of equities	539,498	428,226
Purchases of equities	(582,231)	(471,158)
Other, net	(7,122)	16,116

Net cash provided by investing activities	489,032	324,076

Cash flows from financing activities
Dividends paid to shareholders	(103,294)	(110,735)
Repurchase of common shares	(496,023)	(221,995)
Issuance of common shares	34,416	16,036
Net proceeds from issuance of preferred shares	241,265	—
Repurchase of preferred shares	(290,000)	—
Sale of shares to noncontrolling interests	47,136	—

Net cash used in financing activities	(566,500)	(316,694)
Effect of foreign exchange rate changes on cash	(13,455)	(19,789)
Increase in cash and cash equivalents	139,835	170,161
Cash and cash equivalents – beginning of period	1,121,705	1,342,257

Cash and cash equivalents – end of period	$1,261,540	$1,512,418

Supplemental cash flow information:
Taxes paid	$112,671	$77,278
Interest paid	$24,630	$24,630

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

PartnerRe Ltd. (the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe SE and Partner Reinsurance Company of the U.S. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; Non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; asset-backed securities; mortgage-backed securities; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts; over-the-counter derivatives such as foreign currency option contracts, credit default swaps, interest rate swaps and to-be-announced mortgage-backed securities (TBAs).

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2013 and December 31, 2012, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$990,738	$—	$990,738
U.S. states, territories and municipalities	—	17,446	219,163	236,609
Non-U.S. sovereign government, supranational and government related	—	2,139,831	—	2,139,831
Corporate	—	6,146,284	99,896	6,246,180
Asset-backed securities	—	424,429	426,288	850,717
Residential mortgage-backed securities	—	2,873,669	—	2,873,669
Other mortgage-backed securities	—	41,867	—	41,867

Fixed maturities	$—	$12,634,264	$745,347	$13,379,611
Short-term investments	$—	$29,379	$—	$29,379
Equities
Real estate investment trusts	$173,606	$—	$—	$173,606
Energy	161,676	—	—	161,676
Finance	110,869	12,152	13,000	136,021
Consumer noncyclical	126,009	—	—	126,009
Communications	72,282	—	2,040	74,322
Technology	55,364	—	8,012	63,376
Industrials	47,066	—	—	47,066
Consumer cyclical	44,455	—	—	44,455
Utilities	38,004	—	—	38,004
Insurance	37,891	—	—	37,891
Other	21,165	—	—	21,165
Mutual funds and exchange traded funds	40,190	201,525	7,549	249,264

Equities	$928,577	$213,677	$30,601	$1,172,855
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,486	$—	$7,486
Futures contracts	55,879	—	—	55,879
Credit default swaps (assumed risks)	—	157	—	157
Insurance-linked securities	—	—	814	814
Total return swaps	—	—	3,328	3,328
Interest rate swaps	—	215	—	215
TBAs	—	1	—	1
Other
Notes and loan receivables and notes securitization	—	—	44,224	44,224
Annuities and residuals	—	—	30,555	30,555
Private equities	—	—	21,100	21,100
Derivative liabilities
Foreign exchange forward contracts	—	(4,656)	—	(4,656)
Foreign currency option contracts	—	(3,280)	—	(3,280)
Futures contracts	(9)	—	—	(9)
Credit default swaps (protection purchased)	—	(404)	—	(404)
Insurance-linked securities	—	—	(906)	(906)
Total return swaps	—	—	(903)	(903)
Interest rate swaps	—	(4,919)	—	(4,919)
TBAs	—	(3,805)	—	(3,805)

Other invested assets	$55,870	$(9,205)	$98,212	$144,877
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$171,265	$—	$171,265
U.S. states, territories and municipalities	—	—	337	337
Non-U.S. sovereign government, supranational and government related	—	195,914	—	195,914
Corporate	—	287,183	—	287,183
Short-term investments	—	293	—	293
Other invested assets	—	—	15,207	15,207

Funds held – directly managed	$—	$654,655	$15,544	$670,199

Total	$984,447	$13,522,770	$889,704	$15,396,921

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,130,924	$—	$1,130,924
U.S. states, territories and municipalities	—	10,151	233,235	243,386
Non-U.S. sovereign government, supranational and government related	—	2,375,673	—	2,375,673
Corporate	—	6,554,934	100,904	6,655,838
Asset-backed securities	—	400,336	323,134	723,470
Residential mortgage-backed securities	—	3,199,924	—	3,199,924
Other mortgage-backed securities	—	66,100	—	66,100

Fixed maturities	$—	$13,738,042	$657,273	$14,395,315
Short-term investments	$—	$150,552	$—	$150,552
Equities
Consumer noncyclical	$130,526	$—	$—	$130,526
Energy	118,213	—	—	118,213
Finance	79,456	7,472	13,477	100,405
Technology	71,927	—	6,987	78,914
Real estate investment trusts	66,846	—	—	66,846
Communications	65,722	—	—	65,722
Consumer cyclical	62,526	—	—	62,526
Industrials	59,242	—	—	59,242
Insurance	39,132	—	—	39,132
Other	60,913	—	—	60,913
Mutual funds and exchange traded funds	34,053	270,246	7,264	311,563

Equities	$788,556	$277,718	$27,728	$1,094,002
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,889	$—	$7,889
Foreign currency option contracts	—	1,410	—	1,410
Futures contracts	1,956	—	—	1,956
Credit default swaps (protection purchased)	—	6	—	6
Credit default swaps (assumed risks)	—	512	—	512
Total return swaps	—	—	6,630	6,630
TBAs	—	115	—	115
Other
Notes and loan receivables and notes securitization	—	—	34,902	34,902
Annuities and residuals	—	—	46,882	46,882
Private equities	—	—	1,404	1,404
Derivative liabilities
Foreign exchange forward contracts	—	(17,395)	—	(17,395)
Foreign currency option contracts	—	(186)	—	(186)
Futures contracts	(1,352)	—	—	(1,352)
Credit default swaps (protection purchased)	—	(807)	—	(807)
Insurance-linked securities	—	—	(2,173)	(2,173)
Total return swaps	—	—	(546)	(546)
Interest rate swaps	—	(7,880)	—	(7,880)
TBAs	—	(163)	—	(163)

Other invested assets	$604	$(16,499)	$87,099	$71,204
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,696	$—	$218,696
U.S. states, territories and municipalities	—	—	345	345
Non-U.S. sovereign government, supranational and government related	—	233,987	—	233,987
Corporate	—	362,243	—	362,243
Other invested assets	—	—	17,976	17,976

Funds held – directly managed	$—	$814,926	$18,321	$833,247

Total	$789,160	$14,964,739	$790,421	$16,544,320

At June 30, 2013 and December 31, 2012, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $241.9 million and $262.2 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $670.2 million and $833.2 million at June 30, 2013 and December 31, 2012, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $20.2 million and $53.7 million, respectively, and accrued investment income of $8.3 million and $10.2 million, respectively. At June 30, 2013 and December 31, 2012, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $143.7 million and $33.6 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

At June 30, 2013 and December 31, 2012, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months and six months ended June 30, 2013, there were no transfers between Level 1 and Level 2. During the three months and six months ended June 30, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they were trading in an active market at June 30, 2012.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At June 30, 2013 and December 31, 2012, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2013 and 2012 (in thousands of U.S. dollars):

For the three months ended June 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net loss	Purchases and issuances (1)	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$232,292	$(13,009)	$—	$(120)	$—	$219,163	$(13,009)
Corporate	100,716	(820)	—	—	—	99,896	(820)
Asset-backed securities	325,659	(6,063)	128,009	(21,317)	—	426,288	(5,921)

Fixed maturities	$658,667	$(19,892)	$128,009	$(21,437)	$—	$745,347	$(19,750)
Equities
Finance	$12,553	$447	$—	$—	$—	$13,000	$447
Technology	7,647	365	—	—	—	8,012	365
Communications	—	—	2,040	—	—	2,040	—
Mutual funds and exchange traded funds	7,442	107	—	—	—	7,549	107

Equities	$27,642	$919	$2,040	$—	$—	$30,601	$919
Other invested assets
Derivatives, net	$2,732	$(520)	$121	$—	$—	$2,333	$(3,020)
Notes and loan receivables and notes securitization	34,058	(1,322)	11,990	(502)	—	44,224	(1,322)
Annuities and residuals	35,656	(243)	—	(4,858)	—	30,555	(510)
Private equities	17,764	(447)	3,783	—	—	21,100	(447)

Other invested assets	$90,210	$(2,532)	$15,894	$(5,360)	$—	$98,212	$(5,299)
Funds held – directly managed
U.S. states, territories and municipalities	$341	$(4)	$—	$—	$—	$337	$(4)
Other invested assets	15,468	(261)	—	—	—	15,207	(261)

Funds held – directly managed	$15,809	$(265)	$—	$—	$—	$15,544	$(265)

Total	$792,328	$(21,770)	$145,943	$(26,797)	$—	$889,704	$(24,395)

(1)	Purchases and issuances of derivatives includes issuances of $0.8 million.

For the three months ended June 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$115,580	$1,744	$—	$(89)	$—	$117,235	$1,744
Corporate	111,951	(897)	16	—	—	111,070	(897)
Asset-backed securities	264,456	9,512	32,470	(16,067)	—	290,371	9,296

Fixed maturities	$491,987	$10,359	$32,486	$(16,156)	$—	$518,676	$10,143
Equities
Finance	$12,730	$(108)	$6,800	$—	$—	$19,422	$(108)
Technology	—	—	7,192	—	—	7,192	—
Mutual funds and exchange traded funds	6,649	111	—	—	—	6,760	111

Equities	$19,379	$3	$13,992	$—	$—	$33,374	$3
Other invested assets
Derivatives, net	$2,585	$742	$(2,120)	$—	$—	$1,207	$(99)
Notes and loan receivables and notes securitization	58,127	4,077	7,319	(25,219)	—	44,304	(3,126)
Annuities and residuals	28,408	912	—	(2,095)	—	27,225	509
Private equities	—	—	1,000	—	—	1,000	—

Other invested assets	$89,120	$5,731	$6,199	$(27,314)	$—	$73,736	$(2,716)
Funds held – directly managed
U.S. states, territories and municipalities	$329	$(8)	$—	$—	$—	$321	$(8)
Other invested assets	17,683	(2,607)	—	—	—	15,076	(2,607)

Funds held – directly managed	$18,012	$(2,615)	$—	$—	$—	$15,397	$(2,615)

Total	$618,498	$13,478	$52,677	$(43,470)	$—	$641,183	$4,815

(1)	Purchases and issuances of derivatives includes issuances of $2.4 million.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2013 and 2012 (in thousands of U.S. dollars):

For the six months ended June 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(13,858)	$—	$(214)	$—	$219,163	$(13,858)
Corporate	100,904	(1,008)	—	—	—	99,896	(1,008)
Asset-backed securities	323,134	(4,322)	155,165	(47,689)	—	426,288	(4,140)

Fixed maturities	$657,273	$(19,188)	$155,165	$(47,903)	$—	$745,347	$(19,006)
Equities
Finance	$13,477	$(477)	$—	$—	$—	$13,000	$(477)
Technology	6,987	1,025	—	—	—	8,012	1,025
Communications	—	—	2,040	—	—	2,040	—
Mutual funds and exchange traded funds	7,264	285	—	—	—	7,549	285

Equities	$27,728	$833	$2,040	$—	$—	$30,601	$833
Other invested assets
Derivatives, net	$3,911	$(4,199)	$121	$2,500	$—	$2,333	$(3,698)
Notes and loan receivables and notes securitization	34,902	(1,383)	13,350	(2,645)	—	44,224	(1,383)
Annuities and residuals	46,882	93	—	(16,420)	—	30,555	316
Private equities	1,404	(3,512)	23,208	—	—	21,100	(3,512)

Other invested assets	$87,099	$(9,001)	$36,679	$(16,565)	$—	$98,212	$(8,277)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(8)	$—	$—	$—	$337	$(8)
Other invested assets	17,976	(2,698)	—	(71)	—	15,207	(1,634)

Funds held – directly managed	$18,321	$(2,706)	$—	$(71)	$—	$15,544	$(1,642)

Total	$790,421	$(30,062)	$193,884	$(64,539)	$—	$889,704	$(28,092)

(1)	Purchases and issuances of derivatives includes issuances of $0.8 million.
(2)	Settlements and sales of annuities and residuals include sales of $6.3 million.

For the six months ended June 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$1,282	$4,700	$(162)	$—	$117,235	$1,282
Corporate	111,700	(570)	64	(124)	—	111,070	(570)
Asset-backed securities	257,415	8,193	82,590	(57,827)	—	290,371	8,032

Fixed maturities	$480,530	$8,905	$87,354	$(58,113)	$—	$518,676	$8,744
Equities
Finance	$9,670	$2,952	$6,800	$—	$—	$19,422	$2,952
Technology	—	—	7,192	—	—	7,192	—
Mutual funds and exchange traded funds	6,495	265	—	—	—	6,760	265

Equities	$16,165	$3,217	$13,992	$—	$—	$33,374	$3,217
Other invested assets
Derivatives, net	$5,622	$1,005	$(5,420)	$—	$—	$1,207	$164
Notes and loan receivables and notes securitization	63,565	6,471	35,625	(61,357)	—	44,304	1,474
Annuities and residuals	27,840	2,347	1,423	(4,385)	—	27,225	1,633
Private equities	—	—	1,000	—	—	1,000	—

Other invested assets	$97,027	$9,823	$32,628	$(65,742)	$—	$73,736	$3,271
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(13)	$—	$—	$—	$321	$(13)
Other invested assets	15,433	(357)	—	—	—	15,076	(357)

Funds held – directly managed	$15,767	$(370)	$—	$—	$—	$15,397	$(370)

Total	$609,489	$21,575	$133,974	$(123,855)	$—	$641,183	$14,862

(1)	Purchases and issuances of derivatives includes issuances of $5.7 million.

The following tables show the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at June 30, 2013 and December 31, 2012 (in thousands of U.S. dollars):

June 30, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$219,163	Discounted cash flow	Credit spreads	3.1% - 4.6%(3.9%)
Asset-backed securities – interest only	11,489	Discounted cash flow	Credit spreads	7.0% - 12.1%(9.5%)
			Prepayment speed	20.0%(20.0%)
Asset-backed securities – other	414,799	Discounted cash flow	Credit spreads	4.0% - 12.3%(7.5%)
Equities
Finance	13,000	Weighted market comparables	Net income multiple	14.6(14.6)
			Tangible book value multiple	1.1(1.1)
			Liquidity discount	25.0%(25.0%)
			Comparable return	3.6%(3.6%)
Technology	8,012	Weighted market comparables	Revenue multiple	2.0(2.0)
			Adjusted earnings multiple	12.9(12.9)
			Liquidity discount	25.0%(25.0%)
			Comparable return	4.8%(4.8%)
Communications	2,040	Weighted market comparables	Adjusted earnings multiple	10.0(10.0)
			Comparable return	0%(0%)
Other invested assets
Total return swaps	2,425	Discounted cash flow	Credit spreads	3.1% - 4.6%(3.6%)
Notes and loan receivables	24,265	Discounted cash flow	Credit spreads	17.5%(17.5%)
			Gross revenue/fair value	1.6 - 1.7(1.6)
Notes securitization	19,959	Discounted cash flow	Credit spreads	6.7% (6.7%)
Annuities and residuals	30,555	Discounted cash flow	Credit spreads	6.2% - 8.7%(7.2%)
			Prepayment speed	0% - 15.0%(7.4%)
			Constant default rate	0.3% - 35.0%(13.5%)
Private equity	15,635	Liquidation analysis	Net assets, as reported	100.0%(100.0%)
			Recoverability of intangible assets	0%(0%)
Private equity fund	5,465	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-13.0% - 0%(-4.0%)

Funds held – directly managed Other invested assets	15,207	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-20.1% - 0%(-15.1%)

December 31, 2012	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$233,235	Discounted cash flow	Credit spreads	2.8% - 4.5%(3.7%)
Asset-backed securities – interest only	12,625	Discounted cash flow	Credit spreads	6.8% - 11.7%(9.1%)
			Prepayment speed	20.0%(20.0%)
Asset-backed securities – other	310,509	Discounted cash flow	Credit spreads	4.0% - 12.2%(7.6%)
Equities
Finance	13,477	Weighted market comparables	Comparable return	0.8%(0.8%)
Technology	6,987	Weighted market comparables	Comparable return	-1.5%(-1.5%)
Other invested assets
Total return swaps	6,084	Discounted cash flow	Credit spreads	2.6% - 4.6%(3.2%)
Notes and loan receivables	24,902	Discounted cash flow	Credit spreads	17.5%(17.5%)
			Gross revenue/fair value	1.7 - 2.1(1.8)
Notes securitization	10,000	Discounted cash flow	Credit spreads	6.5%(6.5%)
Annuities and residuals	46,882	Discounted cash flow	Credit spreads	4.7% - 9.9%(7.2%)
			Prepayment speed	0% - 15.0%(7.6%)
			Constant default rate	2.3% - 35.0%(13.2%)
Private equity fund	1,404	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	7.3%(7.3%)
Funds held – directly managed
Other invested assets	17,976	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-38.1% - 0%(-12.1%)

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Fixed maturities and short-term investments	$(395,757)	$32,995	$(467,427)	$80,815
Equities	(57,715)	(32,963)	(7,649)	17,808
Other invested assets	(2,234)	13,610	(7,068)	18,160
Funds held – directly managed	(15,372)	1,675	(21,415)	8,791

Total	$(471,078)	$15,317	$(503,559)	$125,574

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

Fixed maturities

•

U.S. government and government sponsored enterprises – U.S. government and government sponsored enterprises securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank and the Private Export Funding Corporation. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2.

•

U.S. states, territories and municipalities – U.S. states, territories and municipalities securities consist primarily of bonds issued by U.S. states, territories and municipalities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2. Certain of the bonds that are issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these U.S. states, territories and municipalities securities classified as Level 3 is credit spreads. A significant increase (decrease) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

•

Non-U.S. sovereign government, supranational and government related – Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2.

•

Corporate – Corporate securities consist primarily of bonds issued by U.S. and foreign corporations covering a variety of industries and issuing countries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•

Asset-backed securities – Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable inputs used in the fair value measurement of these asset-backed securities classified as Level 3 are prepayment speeds and credit spreads. Significant increases (decreases) in these prepayment speeds and credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

•

Residential mortgage-backed securities – Residential mortgage-backed securities primarily consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. With the exception of private, non-agency issuers, these residential mortgage-backed securities are generally priced by independent pricing services and brokers. When current market trades are not available, the pricing provider or the Company will employ proprietary models with observable inputs including other trade information, prepayment speeds, yield curves and credit spreads. The Company generally classifies these securities in Level 2.

•

Other mortgage-backed securities – Other mortgage-backed securities primarily consist of commercial mortgage-backed securities. These securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2.

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

Other invested assets

The Company’s exchange traded derivatives, such as futures are generally classified as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, credit default swaps, interest rate swaps and TBAs are generally classified as Level 2 within the fair value hierarchy and are priced by independent pricing services.

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) perform a liquidation analysis using investee company financial statements, that are generally audited on an annual basis, adjusted if necessary for the recoverability of intangible assets, (iii) develop an internal discounted cash flow model to measure fair value; or (iv) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates, gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increase (decrease) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At June 30, 2013 and December 31, 2012, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at June 30, 2013 and December 31, 2012; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding from PartnerRe Finance II Inc. of $63 million at June 30, 2013 and December 31, 2012.

The carrying values and fair values of the Senior Notes and CENts at June 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$836,101	$750,000	$859,367
Debt related to capital efficient notes (2)	63,384	65,929	63,384	66,990

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

At June 30, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at June 30, 2013. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

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

The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
June 30, 2013	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$7,486	$(4,656)	$1,924,401	$2,830
Foreign currency option contracts	—	(3,280)	97,113	(3,280)
Futures contracts	55,879	(9)	5,022,813	55,870
Credit default swaps (protection purchased)	—	(404)	34,000	(404)
Credit default swaps (assumed risks)	157	—	10,000	157
Insurance-linked securities (1)	814	(906)	140,744	(92)
Total return swaps	3,328	(903)	68,414	2,425
Interest rate swaps (2)	215	(4,919)	—	(4,704)
TBAs	1	(3,805)	143,466	(3,804)

Total derivatives	$67,880	$(18,882)		$48,998

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
December 31, 2012	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$7,889	$(17,395)	$2,170,914	$(9,506)
Foreign currency option contracts	1,410	(186)	133,377	1,224
Futures contracts	1,956	(1,352)	3,981,107	604
Credit default swaps (protection purchased)	6	(807)	55,000	(801)
Credit default swaps (assumed risks)	512	—	17,500	512
Insurance-linked securities (1)	—	(2,173)	135,964	(2,173)
Total return swaps	6,630	(546)	68,730	6,084
Interest rate swaps (2)	—	(7,880)	—	(7,880)
TBAs	115	(163)	155,760	(48)

Total derivatives	$18,518	$(30,502)		$(11,984)

(1)	At June 30, 2013 and December 31, 2012, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

The fair value of all derivatives at June 30, 2013 and December 31, 2012 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and six months ended June 30, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Foreign exchange forward contracts	$(54,004)	$15,829	$(36,474)	$19,710
Foreign currency option contracts	(3,275)	(1,829)	(3,840)	1,498

Total included in net foreign exchange gains and losses	$(57,279)	$14,000	$(40,314)	$21,208

Futures contracts	$91,679	$(41,624)	$85,376	$(19,779)
Credit default swaps (protection purchased)	(22)	(14)	(120)	(611)
Credit default swaps (assumed risks)	8	235	115	1,311
Insurance-linked securities	2,469	4,685	(550)	1,226
Total return swaps	(2,988)	(546)	(3,659)	(469)
Interest rate swaps	2,399	(1,165)	3,176	(202)
TBAs	(8,363)	3,808	(9,697)	4,878

Total included in net realized and unrealized investment gains and losses	$85,182	$(34,621)	$74,641	$(13,646)

Total derivatives	$27,903	$(20,621)	$34,327	$7,562

Offsetting of Derivatives

The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

		Gross	Net amounts of	Gross amounts not offset
	Gross	amounts	assets/liabilities	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
June 30, 2013	recognized (1)	balance sheet	balance sheet	instruments	received/pledged	Net amount
Total derivative assets	$67,880	$—	$67,880	$(3,459)	$—	$64,421

Total derivative liabilities	$(18,882)	$—	$(18,882)	$3,459	$6,286	$(9,137)

December 31, 2012
Total derivative assets	$18,518	$—	$18,518	$(12,051)	$—	$6,467

Total derivative liabilities	$(30,502)	$—	$(30,502)	$12,051	$—	$(18,451)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

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

Series C Cumulative Redeemable Preferred Shares

On March 18, 2013, the Company redeemed the Series C preferred shares for the aggregate liquidation value of $290 million plus accrued dividends. In connection with the redemption, the Company recognized a loss of $9.1 million related to the original issuance costs of the Series C preferred shares and calculated as a difference between the redemption price and the consideration received after underwriting discounts and commissions. The loss was recognized in determining the net income attributable to PartnerRe Ltd. common shareholders.

6. Net (Loss) Income per Share

The reconciliation of basic and diluted net (loss) income per share for the three months and six months ended June 30, 2013 and 2012 is as follows (in thousands of U.S. dollars, except per share amounts):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net (loss) income attributable to PartnerRe Ltd.	$(175,571)	$176,146	$58,799	$536,287
Less: preferred dividends	(14,796)	(15,405)	(29,494)	(30,811)
Less: loss on redemption of preferred shares	—	—	(9,135)	—

Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(190,367)	$160,741	$20,170	$505,476

Denominator:
Weighted number of common shares outstanding – basic	56,485,882	63,816,027	57,449,528	64,610,127
Share options and other (1)	—	607,009	1,084,998	522,801

Weighted average number of common shares and common share equivalents outstanding – diluted	56,485,882	64,423,036	58,534,526	65,132,928

Basic net (loss) income per share	$(3.37)	$2.52	$0.35	$7.82
Diluted net (loss) income per share(1)	$(3.37)	$2.50	$0.34	$7.76

(1)	At June 30, 2013 and 2012, share based awards to purchase 142.5 thousand and 1,512.6 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 1,003.8 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the three months ended June 30, 2013.

7. Noncontrolling Interests

During March 2013, the Company formed Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer to provide additional capacity to the Company for a diversified portfolio of catastrophe reinsurance treaties over a multi-year period on a fully collateralized reinsurance basis. The original business was written by the Company and was ceded to Lorenz Re effective April 1, 2013.

In conjunction with the formation of Lorenz Re, the Company and third party investors each contributed 50% of Lorenz Re’s non-voting redeemable preferred share capital of approximately $75 million. On May 1, 2013, the Company sold $10.5 million of its original investment in Lorenz Re to third party investors. The Company did not record any gain or loss on the sale of this investment. Lorenz Re’s preferred shares are expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.

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

At June 30, 2013, the total assets of Lorenz Re were $96.4 million, primarily consisting of cash and investments, and the total liabilities were $21.1 million, primarily consisting of unearned premiums. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the six months ended June 30, 2013 is as follows (in thousands of U.S. dollars):

2013
Balance at January 1	$—
Net income attributable to noncontrolling interests	1,183
Sale of shares to noncontrolling interests	47,136

Balance at June 30	$48,319

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At June 30, 2013 and December 31, 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $3.2 million and $3.0 million, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At June 30, 2013, the Company’s notes receivable of $44.0 million were all performing and were collateralized by residential property and commercial property of $30.1 million and $13.9 million, respectively. At December 31, 2012, the Company’s notes receivable of $46.7 million were all performing and were collateralized by residential property and commercial property of $31.3 million and $15.4 million, respectively.

The Company purchased $27.0 million and $27.2 million of financing receivables during the three months and six months ended June 30, 2013. The Company purchased $37.4 million of financing receivables during the three months and six months ended June 30, 2012. There were no sales of financing receivables during the three months and six months ended June 30, 2013 and 2012, however, the outstanding balances were reduced by settlements of the underlying debt.

(b) Employment Agreements

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

During the three months and six months ended June 30, 2013, the Company recorded a pre-tax charge of $43.2 million related to the costs of the restructuring, which were primarily related to the termination plans, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

(c) Legal Proceedings

There has been no significant change in legal proceedings at June 30, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

10. Segment Information

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

The following tables provide a summary of the segment results for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended June 30, 2013

		Global			Total	Life
	North	(Non-U.S.)	Global		Non-life	and Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total

Gross premiums written	$372	$160	$413	$161	$1,106	$233	$2	$1,341
Net premiums written	$360	$158	$409	$149	$1,076	$232	$1	$1,309
(Increase) decrease in unearned premiums	(3)	11	(37)	(70)	(99)	—	(1)	(100)

Net premiums earned	$357	$169	$372	$79	$977	$232	$—	$1,209
Losses and loss expenses and life policy benefits	(245)	(106)	(284)	(51)	(686)	(181)	—	(867)
Acquisition costs	(79)	(34)	(90)	(6)	(209)	(33)	—	(242)

Technical result	$33	$29	$(2)	$22	$82	$18	$—	$100
Other income					—	3	1	4
Other operating expenses					(60)	(17)	(68)	(145)

Underwriting result					$22	$4	n/a	$(41)
Net investment income						15	110	125

Allocated underwriting result (1)						$19	n/a	n/a
Net realized and unrealized investment losses							(299)	(299)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(11)	(11)
Income tax benefit							75	75
Interest in losses of equity investments							(4)	(4)

Net loss							n/a	$(174)

Loss ratio (2)	68.6%	62.9%	76.6%	64.1%	70.3%
Acquisition ratio (3)	22.1	19.9	24.1	8.5	21.4

Technical ratio (4)	90.7%	82.8%	100.7%	72.6%	91.7%
Other operating expense ratio (5)					6.1

Combined ratio (6)					97.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended June 30, 2012

		Global			Total	Life
	North	(Non-U.S.)	Global		Non-life	and Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total

Gross premiums written	$271	$130	$400	$159	$960	$200	$3	$1,163
Net premiums written	$270	$128	$391	$145	$934	$199	$3	$1,136
Decrease (increase) in unearned premiums	20	36	(28)	(72)	(44)	1	(2)	(45)

Net premiums earned	$290	$164	$363	$73	$890	$200	$1	$1,091
Losses and loss expenses and life policy benefits	(185)	(119)	(213)	(16)	(533)	(173)	—	(706)
Acquisition costs	(69)	(39)	(93)	(6)	(207)	(26)	—	(233)

Technical result	$36	$6	$57	$51	$150	$1	$1	$152
Other income					—	1	2	3
Other operating expenses					(66)	(13)	(27)	(106)

Underwriting result					$84	$(11)	n/a	$49
Net investment income						17	136	153

Allocated underwriting result						$6	n/a	n/a
Net realized and unrealized investment gains							38	38
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange gains							8	8
Income tax expense							(50)	(50)
Interest in losses of equity investments							(1)	(1)

Net income							n/a	$176

Loss ratio	63.7%	72.3%	58.8%	22.5%	59.9%
Acquisition ratio	23.8	23.9	25.5	8.3	23.2

Technical ratio	87.5%	96.2%	84.3%	30.8%	83.1%
Other operating expense ratio					7.5

Combined ratio					90.6%

Segment Information

For the six months ended June 30, 2013

		Global			Total	Life
	North	(Non-U.S.)	Global		Non-life	and Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total

Gross premiums written	$819	$532	$857	$399	$2,607	$486	$4	$3,097
Net premiums written	$807	$525	$771	$360	$2,463	$481	$2	$2,946
Increase in unearned premiums	(117)	(190)	(62)	(195)	(564)	(25)	(2)	(591)

Net premiums earned	$690	$335	$709	$165	$1,899	$456	$—	$2,355
Losses and loss expenses and life policy benefits	(485)	(173)	(469)	(39)	(1,166)	(363)	1	(1,528)
Acquisition costs	(151)	(84)	(165)	(17)	(417)	(59)	—	(476)

Technical result	$54	$78	$75	$109	$316	$34	$1	$351
Other income					—	6	2	8
Other operating expenses					(126)	(35)	(100)	(261)

Underwriting result					$190	$5	n/a	$98
Net investment income						30	218	248

Allocated underwriting result						$35	n/a	n/a
Net realized and unrealized investment losses							(276)	(276)
Interest expense							(24)	(24)
Amortization of intangible assets							(14)	(14)
Net foreign exchange losses							(9)	(9)
Income tax benefit							33	33
Interest in earnings of equity investments							4	4

Net income							n/a	$60

Loss ratio	70.2%	51.8%	66.1%	23.8%	61.4%
Acquisition ratio	21.9	24.9	23.3	10.5	22.0

Technical ratio	92.1%	76.7%	89.4%	34.3%	83.4%
Other operating expense ratio					6.6

Combined ratio					90.0%

Segment Information

For the six months ended June 30, 2012

		Global			Total	Life
	North	(Non-U.S.)	Global		Non-life	and Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total

Gross premiums written	$613	$477	$817	$401	$2,308	$417	$6	$2,731
Net premiums written	$611	$474	$744	$360	$2,189	$414	$6	$2,609
Increase in unearned premiums	(84)	(150)	(73)	(197)	(504)	(20)	(4)	(528)

Net premiums earned	$527	$324	$671	$163	$1,685	$394	$2	$2,081
Losses and loss expenses and life policy benefits	(317)	(217)	(408)	(19)	(961)	(322)	—	(1,283)
Acquisition costs	(134)	(78)	(162)	(15)	(389)	(55)	—	(444)

Technical result	$76	$29	$101	$129	$335	$17	$2	$354
Other income					1	2	2	5
Other operating expenses					(129)	(26)	(49)	(204)

Underwriting result					$207	$(7)	n/a	$155
Net investment income						33	267	300

Allocated underwriting result						$26	n/a	n/a
Net realized and unrealized investment gains							231	231
Interest expense							(24)	(24)
Amortization of intangible assets							(18)	(18)
Net foreign exchange gains							5	5
Income tax expense							(117)	(117)
Interest in earnings of equity investments							4	4

Net income							n/a	$536

Loss ratio	60.1%	67.0%	60.8%	11.3%	57.0%
Acquisition ratio	25.5	23.9	24.2	9.5	23.1

Technical ratio	85.6%	90.9%	85.0%	20.8%	80.1%
Other operating expense ratio					7.7

Combined ratio					87.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer, with a broadly diversified and balanced portfolio of traditional reinsurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed below and further in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

A discussion of the Company’s long-term objective and annualized growth in Diluted Tangible Book Value per Share plus dividends, the metric that Management uses to measure its success in achieving its long-term objective, are described below in Key Financial Measures.

Overview of the Results of Operations for the Three Months and Six Months Ended June 30, 2013

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. See the discussion of the non-GAAP performance measures that the Company uses (operating earnings or loss and Operating ROE) and the reconciliation of those non-GAAP performance measures to the most directly comparable GAAP measures in Key Financial Measures below.

The following key factors affected the year over year comparison of the Company’s results and are discussed in more detail in Review of Net (Loss) Income below.

The Company’s net income for the three months and six months ended June 30, 2013 and 2012 was primarily impacted by the volatility in the capital markets resulting mainly from increases in risk-free interest rates during 2013 compared to narrowing spreads in 2012.

Given the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and six months ended June 30, 2013 and 2012 demonstrate this volatility. During the three months and six months ended June 30, 2013, the Company incurred losses of $112 million, net of retrocession, reinstatement premiums and profit commissions, related to the combined impact of the floods that impacted large areas of Central Europe in June 2013 (European Floods) and the extensive flooding in Alberta, Canada (Alberta Floods) in June 2013. The results for the three months and six months ended June 30, 2012 included no significant catastrophic losses.

The following tables reflect the combined impact of the European and Alberta Floods on the Company’s technical result, pre-tax net loss, loss ratio, technical ratio and combined ratio by segment and sub-segment, and by event for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

		Global			Total	Life and
Three months and six months ended June 30, 2013	North	(Non-U.S.)	Global		Non-life	Health	Corporate
	America	P&C	Specialty	Catastrophe	segment	segment	and Other	Total
Gross losses and loss expenses and life policy benefits	$8	$14	$23	$89	$134	$—	$—	$134
Reinsurance recoverable	—	—	—	(7)	(7)	—	—	(7)

Net losses and loss expenses and life policy benefits	$8	$14	$23	$82	$127	$—	$—	$127
Reinstatement premiums	—	—	—	(15)	(15)	—	—	(15)

Impact on technical result and pre-tax net loss (income)	$8	$14	$23	$67	$112	$—	$—	$112

Three months ended June 30, 2013
Impact on the loss ratio	2.2%	8.3%	6.2%	111.8%	11.8%
Impact on the technical ratio	2.2	8.3	6.2	111.8	11.8
Impact on the combined ratio					11.7%

Six months ended June 30, 2013
Impact on the loss ratio	1.2%	4.2%	3.2%	51.2%	6.1%
Impact on the technical ratio	1.2	4.2	3.2	51.2	6.1
Impact on the combined ratio					6.0%

Three months and six months ended June 30, 2013	Total(1)
European Floods	$57
Alberta Floods	55
Impact on pre-tax net (loss) income	$112

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations (the restructuring). The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). Employees affected by the termination plans have varying leaving dates, largely through to mid-2014. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service. During the three months and six months ended June 30, 2013, the Company recorded a pre-tax charge of $43 million related to the costs of the restructuring, which were primarily related to the termination plans, within other operating expenses.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Condensed Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of Presidio from January 1, 2013.

Net (loss) income, preferred dividends, loss on redemption of preferred shares, net (loss) income attributable to PartnerRe Ltd. common shareholders and diluted net (loss) income per share for the three months and six months ended June 30, 2013 and 2012 were as follows (in millions of U.S. dollars, except per share data):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income	$(174)	$176	$60	$536
Less: net income attributable to noncontrolling interests	1	—	1	—
Less: preferred dividends	15	15	30	31
Less: loss on redemption of preferred shares	—	—	9	—

Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(190)	$161	$29	$505
Diluted net (loss) income per share	$(3.37)	$2.50	$0.34	$7.76

Three-month result

The increase in net loss of $350 million, from an income of $176 million in the three months ended June 30, 2012 to a loss of $174 million in the same period of 2013 resulted primarily from:

•

an increase of $337 million in pre-tax net realized and unrealized investment losses, mainly as a result of increases in risk-free interest rates during 2013 compared to modest decreases in risk-free rates in 2012;

•

a decrease of $62 million in the Non-life underwriting result, which was mainly driven by large catastrophic losses related to the European and Alberta Floods in the three months ended June 30, 2013, partially offset by an increase in combined favorable prior years and prior quarter loss development;

•	an increase of $41 million in other operating expenses included in Corporate and Other, driven by the charge related to the costs of the restructuring described above; and

•	a decrease of $28 million in net investment income, driven by lower reinvestment rates; partially offset by

•	an increase of $125 million in income tax benefit, resulting from a pre-tax net loss in the three months ended June 30, 2013 compared to a pre-tax net income in the same period of 2012.

The change in net (loss) income and diluted net (loss) income per share for the three months ended June 30, 2013 compared to the same period of 2012 was primarily due to the above factors. For diluted net (loss) income per share specifically, the change was also due to a decrease in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

Six-month result

The decrease in net income of $476 million, from $536 million in the six months ended June 30, 2012 to $60 million in the same period of 2013 resulted primarily from:

•	an increase of $507 million in pre-tax net realized and unrealized investment losses, mainly as a result of increases in risk-free interest rates during 2013 compared to narrowing spreads in 2012;

•	a decrease of $52 million in net investment income, driven by lower reinvestment rates; and

•	an increase in other operating expenses included in Corporate and Other of $51 million, driven by the charge related to the costs of the restructuring described above; partially offset by

•

an increase of $150 million in income tax benefit, resulting from a lower pre-tax net income, and specifically a significant pre-tax net loss recorded in our jurisdictions with comparatively higher tax rates, in the six months ended June 30, 2013 compared to the same period of 2012.

The decrease in net income and diluted net income per share for the six months ended June 30, 2013 compared to the same period of 2012 was primarily due to the above factors. For diluted net income per share specifically, the decrease was partially offset by a decrease in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

The factors affecting the year over year comparison of the Company’s results are discussed below in Review of Net (Loss) Income, Results by Segment and Financial Condition, Liquidity and Capital Resources, and may continue to affect our results of operations and financial condition in the future.

Key Financial Measures

In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

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

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, management also uses other key financial measures to monitor performance as set forth below, together with definitions of their calculations, at June 30, 2013 and December 31, 2012 and for the three months and six months ended June 30, 2013 and 2012:

	June 30, 2013	December 31, 2012

Diluted tangible book value per common share and common share equivalents outstanding(1)	$89.09	$90.86
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends(2)	(1.1)%

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars)(3)	$51	$142	$253	$324
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(4)	3.6%	10.4%	8.6%	11.7%
Combined ratio(5)	97.8%	90.6%	90.0%	87.8%

(1)	Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(2)	Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (annualized growth in Diluted Tangible Book Value per Share plus dividends) is calculated using Diluted Tangible Book Value per Share plus dividends per common share divided by Diluted Tangible Book Value per Share at the beginning of the year and annualizing. The presentation of annualized growth in Diluted Tangible Book Value per Share plus dividends is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Operating earnings attributable to PartnerRe Ltd. common shareholders (operating earnings) is calculated as net (loss) income available to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(5)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

The following table shows the Diluted Tangible Book Value per Share at June 30, 2013 and December 31, 2012 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the six months ended June 30, 2013. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor its performance.

	June 30, 2013	December 31, 2012
Diluted tangible book value per common share and share equivalents outstanding	$89.09	$90.86
Dividends per common share for the six months ended June 30, 2013	1.28

Diluted tangible book value per share plus dividends	$90.37

Annualized growth in diluted tangible book value per share plus dividends	(1.1)%

The Company’s Diluted Tangible Book Value per Share decreased by 2% to $89.09 at June 30, 2013 from $90.86 at December 31, 2012 primarily due to dividends on the common and preferred shares, which were partially offset by net income and the accretive impact of the share repurchases. The annualized growth in Diluted Tangible Book Value per Share plus dividends was (1.1)% for the six months ended June 30, 2013. The negative annualized growth was driven by the same factors, except for the dividends paid on common shares which are added back to calculate a total shareholder value creation measure.

Over the past five years, since June 30, 2008, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 10%.

The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at June 30, 2013 and December 31, 2012 (in millions of U.S. dollars):

	June 30, 2013	December 31, 2012
Diluted book value per common share and common share equivalents outstanding(1)	$99.65	$100.84
Less: goodwill and other intangible assets, net of tax	10.56	9.98

Diluted tangible book value per share	$89.09	$90.86

(1)	Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).

Operating earnings attributable to PartnerRe Ltd. common shareholders (operating earnings): Management uses operating earnings to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses, loss on redemption of preferred shares and certain interest in earnings or losses of equity investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities). Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Loss on the redemption of preferred shares is not indicative of the performance of, and distorts trends in, the Company’s business as it resulted from general economic and financial market conditions, and the timing of the loss on redemption was largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Management believes that the use of operating earnings or loss enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating earnings decreased by $91 million, from $142 million in the three months ended June 30, 2012 to $51 million in the same period of 2013. The decrease was primarily due to a decline in the Non-life underwriting result, a charge related to the restructuring and a decline in net investment income driven by lower reinvestment rates. These decreases were partially offset by a decrease in the income tax expense associated with the lower level of pre-tax operating earnings.

Operating earnings decreased by $71 million, from $324 million in the six months ended June 30, 2012 to $253 million in the same period of 2013. The decrease was primarily due to a decline in net investment income driven by lower reinvestment rates and a charge related to the restructuring. These decreases were partially offset by a decrease in the income tax expense associated with the lower level of pre-tax operating earnings.

The other lesser factors contributing to the increases or decreases in operating earnings in the three months and six months ended June 30, 2013 compared to the same periods of 2012 are further described in Review of Net (Loss) Income below.

The presentation of operating earnings attributable to PartnerRe Ltd. common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings or loss to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income attributable to PartnerRe Ltd.	$(175)	$176	$59	$536
Less:
Net realized and unrealized investment (losses) gains, net of tax	(230)	18	(218)	177
Net foreign exchange (losses) gains, net of tax	(6)	2	(6)	—
Interest in (losses) earnings of equity investments, net of tax	(5)	(1)	1	4
Dividends to preferred shareholders	15	15	29	31

Operating earnings attributable to PartnerRe Ltd. common shareholders	$51	$142	$253	$324

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

Annualized Operating ROE decreased from 10.4% in the three months ended June 30, 2012 to 3.6% in the same period of 2013 and from 11.7% in the six months ended June 30, 2012 to 8.6% in the same period of 2013. The decrease in annualized Operating ROE was primarily due to the decline in operating earnings in the three months and six months ended June 30, 2013 compared to the same periods of 2012, as described above, and also due to a higher beginning diluted book value per share at January 1, 2013 compared to January 1, 2012. The factors contributing to increases or decreases in operating earnings are described further in Review of Net (Loss) Income below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Annualized return on beginning diluted book value per common share calculated with net (loss) income per share attributable to common shareholders	(13.4)%	11.8%	0.7%	18.3%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(16.2)	1.3	(7.4)	6.4
Annualized net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	(0.4)	0.1	(0.2)	—
Annualized net interest in (losses) earnings of equity investments, net of tax, on beginning diluted book value per common share	(0.4)	—	—	0.2
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	—	—	(0.3)	—

Annualized operating return on beginning diluted book value per common share	3.6%	10.4%	8.6%	11.7%

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

The Non-life combined ratio increased by 7.2 points, from 90.6% in the three months ended June 30, 2012 to 97.8% in the same period of 2013. The increase in the combined ratio for the three months ended June 30, 2013 compared to the same period of 2012 primarily reflected the large catastrophic losses related to the European and Alberta Floods, which was partially offset by an increase in net premiums earned.

The Non-life combined ratio increased by 2.2 points, from 87.8% in the six months ended June 30, 2012 to 90.0% in the same period of 2013. The increase in the combined ratio in the six months ended June 30, 2013 compared to the same period of 2012 primarily reflected the same factors described for the three months ended June 30, 2013. The impact on the combined ratio of the catastrophic events for each period is analyzed above.

The other lesser factors contributing to increases or decreases in the combined ratio are described further in Review of Net (Loss) Income below.

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

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of Diluted Tangible Book Value per Share, Diluted Tangible Book Value per Share plus dividends, operating earnings or loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most directly comparable U.S. GAAP financial measures, diluted book value per share, net income or loss and return on beginning common shareholders’ equity calculated with net income or loss attributable to common shareholders, is presented above.

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

The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For additional information related to the Company’s risk management approach, see Business – Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management established key risk limits that are approved by the Risk and Finance Committee for eight risk sources at December 31, 2012. For a detailed discussion of these eight risk sources see Business – Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In addition during the three months ended June 30, 2013, the Company included agriculture risk in its Risk Management framework as the ninth key risk. The risk limit for agriculture risk was approved by the Risk and Finance Committee. The following discussion updates Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Agriculture Risk

The Company defines this risk as the risk that losses from multi-peril crop insurance materially exceed the net premiums that are received to cover such risks, which may result in operating and economic losses to the Company. Multi-peril crop underwriting losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe weather events, particularly drought or flooding, over a large geographic area. Localized events such as convective thunderstorms or hail, while potentially devastating, are unlikely to have the large geographic footprint necessary to create material losses exceeding the net premiums collected.

Multi-peril crop risk is managed through geographic diversification both within individual countries and across countries. This is accomplished through the allocation and tracking of capacity across exposure zones (defined as individual countries) and is accompanied by regular extreme event modeling, and a combination of quantitative and qualitative analysis.

The Company utilizes probable maximum loss estimates, net of retrocession, to manage its exposures. The limit approved measure is aggregated by contract within an exposure zone to establish the total exposures. Actual exposures deployed and estimated probable maximum losses in a specific zone will vary from period to period depending on Management’s assessment of current market conditions, the results from exposure modeling, and other analysis.

The following table shows the limits approved by the Risk and Finance Committee and the actual limits deployed at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Limit approved	Actual deployed	Limit approved	Actual deployed

Natural Catastrophe Risk	$2.3 billion	$1.5 billion	$2.3 billion	$1.6 billion
Long Tail Reinsurance Risk	$1.2 billion	$0.8 billion	$1.2 billion	$0.7 billion
Market Risk	$3.4 billion	$2.5 billion	$3.4 billion	$2.5 billion
Equity and equity-like sublimit	$2.8 billion	$1.8 billion	$2.8 billion	$1.7 billion
Interest Rate Risk (duration)	5.0 years	2.6 years	5.0 years	2.7 years
Default and Credit Spread Risk	$9.5 billion	$7.1 billion	$9.5 billion	$7.1 billion
Trade Credit Underwriting Risk	$0.9 billion	$0.7 billion	$0.9 billion	$0.6 billion
Longevity Risk	$2.0 billion	$1.1 billion	$2.0 billion	$1.1 billion
Pandemic Risk	$1.3 billion	$0.6 billion	$1.3 billion	$0.6 billion
Agriculture Risk	$0.3 billion	$0.1 billion

With respect to the Natural Catastrophe Risk, see Natural Catastrophe Probable Maximum Loss (PML) below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at April 1, 2013. For a discussion of operational and financial risks, other underwriting risks and exposure controls, retrocessions and claims, see Business – Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The PML estimates below include all significant exposure from our Non-life and Life and Health business operations. This includes coverage for property, marine, energy, aviation, engineering, workers’ compensation and mortality. In addition, the PML estimates include the contractual limits of insurance-linked securities. The PML estimates do not include casualty coverage that could be exposed as a result of a catastrophic event. In addition, they do not include estimates for contingent losses to insureds that are not directly impacted by the event (e.g. loss of earnings due to disruption in supply lines).

For additional information related to the Company’s natural catastrophe PML information and definitions, see Business – Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at April 1, 2013 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,115	—
U.S. Northeast	Hurricane	1,019	—
U.S. Gulf Coast	Hurricane	1,001	—
Caribbean	Hurricane	270	—
Europe	Windstorm	850	—
Japan	Typhoon	169	—
California	Earthquake	574	$685
British Columbia	Earthquake	310	559
Japan	Earthquake	463	488
Australia	Earthquake	439	557
New Zealand	Earthquake	261	282

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at June 30, 2013 have not changed materially compared to December 31, 2012. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2012.

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

See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months and six months ended June 30, 2013 and 2012, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Net Non-life prior year favorable loss development:
North America	$31	$38	$61	$100
Global (Non-U.S.) P&C	36	18	94	46
Global Specialty	28	59	88	114
Catastrophe	32	—	67	19

Total net Non-life prior year favorable loss development	$127	$115	$310	$279

The net Non-life prior year favorable loss development for the three months and six months ended June 30, 2013 and 2012 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(13)	$(35)	$(24)	$(61)
Net prior year loss development due to all other factors(2)	140	150	334	340

Total net Non-life prior year favorable loss development	$127	$115	$310	$279

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at June 30, 2013 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$979	$151	$2,202	$3,332	$(21)	$3,311
Global (Non-U.S.) P&C	1,317	11	1,061	2,389	(17)	2,372
Global Specialty	1,917	53	1,847	3,817	(190)	3,627
Catastrophe	432	132	234	798	(48)	750

Total Non-life reserves	$4,645	$347	$5,344	$10,336	$(276)	$10,060

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at June 30, 2013. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at June 30, 2013 were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,311	$3,465	$2,615
Global (Non-U.S.) P&C	2,372	2,488	2,029
Global Specialty	3,627	3,741	3,153
Catastrophe	750	784	607

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,060 million of net Non-life loss reserves at June 30, 2013, net loss reserves for accident years 2005 and prior of $760 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business – Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement.

A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake (collectively, 2011 catastrophic events) and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. These risks and uncertainties include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for 2011 catastrophic events. In addition, there is additional complexity related to the 2010 and the February and June 2011 New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short time period, resulting in cedants continuing to revise their allocation of losses between the various events impacting different treaties, under which the Company may provide different amounts of coverage. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes there remains a high degree of uncertainty related to its loss estimates for the 2011 catastrophic events, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at June 30, 2013.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to these events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process and changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional reserves recorded. During the three months and six months ended June 30, 2013, the Company reduced the additional gross reserves by $5 million and $10 million, respectively, based on updated information from cedants, while still remaining cautious due to the uncertainties related to the specific factors regarding the 2011 catastrophic events.

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

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates – Losses and Loss Expenses and Life Policy Benefits – Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the reserving methodologies employed by the Company for its longevity, mortality and accident and health lines.

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at June 30, 2013 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves recorded	Ceded reserves	Total net Life and Health reserves recorded
Accident and Health	$9	$73	$—	$82	$(1)	$81
Longevity	1	102	407	510	(4)	506
Mortality	200	482	525	1,207	(1)	1,206

Total policy benefits for life and annuity contracts	$210	$657	$932	$1,799	$(6)	$1,793

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At June 30, 2013, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

June 30, 2013
Fixed maturities	$745
Equities	31
Other invested assets (including certain derivatives)	98
Funds held – directly managed account	16

Total	$890

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

Results of Operations – for the Three Months and Six Months Ended June 30, 2013 and 2012

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in the three months and six months ended June 30, 2013 compared to the same periods of 2012; and

•	the U.S. dollar ending exchange rate strengthened against most currencies at June 30, 2013 compared to December 31, 2012.

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

The components of net (loss) income for the three months and six months ended June 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012
Underwriting result:
Non-life	$22	(74)%	$84	$190	(8)%	$207
Life	4	NM	(11)	5	NM	(7)
Investment result:
Net investment income	125	(19)	153	248	(17)	300
Net realized and unrealized investment (losses) gains	(299)	NM	38	(276)	NM	231
Interest in (losses) earnings of equity investments(1)	(4)	599	(1)	4	(18)	4
Corporate and Other:
Technical result(2)	—	(63)	1	1	(27)	2
Other income (2)	1	(48)	2	2	(26)	2
Other operating expenses	(68)	152	(27)	(100)	101	(49)
Interest expense	(12)	—	(12)	(24)	—	(24)
Amortization of intangible assets(3)	(7)	(21)	(9)	(14)	(21)	(18)
Net foreign exchange (losses) gains	(11)	NM	8	(9)	NM	5
Income tax benefit (expense)	75	NM	(50)	33	NM	(117)

Net (loss) income	$(174)	NM	$176	$60	(89)	$536

NM: not meaningful

(1)	Interest in earnings or losses of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and Presidio in 2012.

Underwriting result is a measurement that the Company uses to manage and evaluate its Non-life and Life and Health segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for investors to evaluate the components of net income or loss separately and in the aggregate. Underwriting result should not be considered a substitute for net income or loss and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.

The following table provides the components of the underwriting result and combined ratio for the Non-life segment for the three months and six months ended June 30, 2013 and 2012 and the components are discussed further below (in millions of U.S. dollars):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$52	94.5%	$35	96.0%	$118	93.6%	$56	96.6%
Large catastrophic losses(1)	(112)	11.8	—	—	(112)	6.1	—	—
Net favorable prior quarter loss development	15	(1.6)	—	—
Prior accident years technical result and ratio
Net favorable prior year loss development	127	(13.0)	115	(12.9)	310	(16.3)	279	(16.5)

Technical result and ratio, as reported	$82	91.7%	$150	83.1%	$316	83.4%	$335	80.1%
Other income	—	—	—	—	—	—	1	—
Other operating expenses	(60)	6.1	(66)	7.5	(126)	6.6	(129)	7.7

Underwriting result and combined ratio, as reported	$22	97.8%	$84	90.6%	$190	90.0%	$207	87.8%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The underwriting result for the Non-life segment decreased by $62 million (corresponding to an increase of 7.2 points on the combined ratio), from $84 million (90.6 points on the combined ratio) in the three months ended June 30, 2012 to $22 million (97.8 points on the combined ratio) in the same period of 2013. The decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the three months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Large catastrophic losses - an increase of $112 million (increase of 11.8 points on the technical ratio) related to the European and Alberta Floods compared to no significant catastrophic losses in the three months ended June 30, 2012.

This factor driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the three months ended June 30, 2013 compared to the same period of 2012 was partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development - an increase in the technical result (and a corresponding decrease in the technical ratio) primarily due to lower loss picks in certain lines of the Global Specialty and Global (Non-U.S.) P&C sub-segments.

•

Net favorable prior quarter loss development – an increase of $15 million (decrease of 1.6 points on the technical ratio) compared to no prior quarter loss development in the three months ended June 30, 2012.

•

Net favorable prior year loss development – an increase of $12 million (decrease of 0.1 points on the technical ratio) from $115 million (12.9 points on the technical ratio) in the three months ended June 30, 2012 to $127 million (13.0 points on the technical ratio) in the same period of 2013. The increase in net favorable prior year loss development was primarily driven by increases in the Catastrophe and Global (Non-U.S.) P&C sub-segments, which were partially offset by decreases in the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•

Other operating expenses – a decrease of $6 million (a decrease of 1.4 points on the combined ratio) from $66 million (7.5 points on the combined ratio) in the three months ended June 30, 2012 to $60 million (6.1 points on the combined ratio) in the same period of 2013, primarily as a result of lower information technology expenses.

The underwriting result for the Life and Health segment, which does not include allocated investment income, improved by $15 million, from a loss of $11 million in the three months ended June 30, 2012 to a gain of $4 million in the same period of 2013. The improvement in the Life and Health underwriting result was primarily due to higher net favorable loss development, which was driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $28 million, from $153 million in the three months ended June 30, 2012 to $125 million in the same period of 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses increased by $337 million, from gains of $38 million in the three months ended June 30, 2012 to losses of $299 million in the same period of 2013. The net realized and unrealized investment losses of $299 million in the three months ended June 30, 2013 were primarily due to increases in the U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.

Other operating expenses included in Corporate and Other increased by $41 million, from $27 million in the three months ended June 30, 2012 to $68 million in the same period of 2013. The increase was primarily due to a charge related to the restructuring discussed in Overview above.

Interest expense in the three months ended June 30, 2013 was comparable to the same period of 2012.

Net foreign exchange losses increased by $19 million, from a gain of $8 million in the three months ended June 30, 2012 to a loss of $11 million in the same period of 2013. The net foreign exchange loss for the three months ended June 30, 2013 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax benefit increased by $125 million, from an expense of $50 million in the three months ended June 30, 2012 to a benefit of $75 million in the same period of 2013, reflecting the pre-tax net loss in the three months ended June 30, 2013 compared to the pre-tax net income in the same period of 2012. See Corporate and Other – Income Taxes below for more details.

Six-month result

The underwriting result for the Non-life segment decreased by $17 million (corresponding to an increase of 2.2 points on the combined ratio), from $207 million (87.8 points on the combined ratio) in the six months ended June 30, 2012 to $190 million (90.0 points on the combined ratio) in the same period of 2013. The decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the six months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Large catastrophic losses - an increase of $112 million (increase of 6.1 points on the technical ratio) related to the European and Alberta Floods compared to no significant catastrophic losses in the six months ended June 30, 2012.

This factor driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the six months ended ended June 30, 2013 compared to the same period of 2012 was partially offset by:

•

Net favorable prior year loss development – an increase of $31 million (increase of 0.2 points on the technical ratio) from $279 million (16.5 points on the technical ratio) in the six months ended June 30, 2012 to $310 million (16.3 points on the technical ratio) in the same period of 2013. The increase in net favorable prior year loss development was primarily driven by increases in the Global (Non-U.S.) P&C and Catastrophe sub-segments, which were partially offset by decreases in the North America and Global Specialty sub-segments. While net favorable prior year loss development increased in the six months ended June 30, 2013 compared to the same period of 2012, this had a reduced impact on the technical ratio as a result of higher net premiums earned. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•

The current accident year technical result, adjusted for large catastrophic losses - an increase in the technical result (and a corresponding decrease in the technical ratio) primarily driven by the inclusion of prior year premium adjustments and related acquisition costs of $29 million in the six months ended June 30, 2012 in the agriculture line of business of the North America sub-segment, which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the increase in the current accident year technical result was due to lower loss picks in certain lines of the Global Specialty and Global (Non-U.S.) P&C sub-segments and a modestly lower level of mid-sized loss activity in the Catastrophe and Global (Non-U.S) P&C sub-segments.

The underwriting result for the Life and Health segment, which does not include allocated investment income, improved by $12 million, from a loss of $7 million in the six months ended June 30, 2012 to a gain of $5 million in the same period of 2013. The improvement in the Life and Health underwriting result was primarily due to higher net favorable loss development, driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $52 million, from $300 million in the six months ended June 30, 2012 to $248 million in the same period of 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses increased by $507 million, from gains of $231 million in the six months ended June 30, 2012 to losses of $276 million in the same period of 2013. The net realized and unrealized investment losses of $276 million in the six months ended June 30, 2013 were primarily due to increases in the U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.

Other operating expenses included in Corporate and Other increased by $51 million, from $49 million in the six months ended June 30, 2012 to $100 million in the same period of 2013. The increase was primarily due to a charge related to the restructuring described in Overview above and higher personnel costs in the six months ended June 30, 2013, which were partially offset by lower information technology costs.

Interest expense in the six months ended June 30, 2013 was comparable to the same period of 2012.

Net foreign exchange losses increased by $14 million, from a gain of $5 million in the six months ended June 30, 2012 to a loss of $9 million in the same period of 2013. The net foreign exchange losses during the six months ended June 30, 2013 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax benefit increased by $150 million, from an expense of $117 million in the six months ended June 30, 2012 to a benefit of $33 million in the same period of 2013, reflecting the decrease in the pre-tax net income, and specifically a pre-tax loss in our jurisdictions with comparatively higher tax rates, in the six months ended June 30, 2013 compared to the same period of 2012. See Corporate and Other – Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 20 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2012 and in Note 10 to Consolidated Financial Statements included in Item 1 of Part I of this report. Effective January 1, 2013, the Life segment is referred to as Life and Health to reflect the inclusion of Presidio’s results following its acquisition on December 31, 2012 and the Global (Non-U.S.) Specialty sub-segment is referred to as Global Specialty.

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

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012

Gross premiums written	$372	37%	$271	$819	34%	$613
Net premiums written	360	34	270	807	32	611
Net premiums earned	$357	23	$290	$690	31	$527
Losses and loss expenses	(245)	33	(185)	(485)	53	(317)
Acquisition costs	(79)	14	(69)	(151)	12	(134)

Technical result(1)	$33	(8)	$36	$54	(28)	$76
Loss ratio(2)	68.6%		63.7%	70.2%		60.1%
Acquisition ratio(3)	22.1		23.8	21.9		25.5

Technical ratio(4)	90.7%		87.5%	92.1%		85.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 28% of total net premiums written in the three months and six months ended June 30, 2013, respectively, compared to 24% and 23% in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013				For the three months ended June 30, 2012				For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$101	28%	$100	28%	$83	31%	$73	25%	$202	25%	$199	29%	$101	17%	$90	17%
Casualty	137	38	138	38	101	37	121	42	315	39	276	40	262	43	237	45
Credit/Surety	15	4	13	4	13	5	13	5	25	3	20	3	29	5	26	5
Motor	13	4	13	4	4	2	14	5	30	4	24	3	28	4	38	7
Multiline	18	5	23	6	11	4	17	6	62	8	45	7	52	8	36	7
Property	62	17	53	15	55	20	47	16	135	16	99	14	129	21	91	17
Other	14	4	17	5	3	1	5	1	38	5	27	4	10	2	9	2

Total	$360	100%	$357	100%	$270	100%	$290	100%	$807	100%	$690	100%	$611	100%	$527	100%

Three-month result

Gross and net premiums written and net premiums earned increased by 37%, 34% and 23%, respectively, in the three months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily attributable to the casualty and agriculture lines of business. The increase in the casualty line of business was driven by new business written. The increase in the agriculture line of business was primarily driven by new business written and a high level of downward premium adjustments in the three months ended June 30, 2012. The increases in net premiums written and earned in the agriculture line of business were partially offset by the timing of renewals between periods and by the recording of a new retrocessional program for the 2013 underwriting year. The increase in net premiums earned was lower than the increases in gross and net premiums written due to new business written that has not been yet fully reflected in net premiums earned.

Six-month result

Gross and net premiums written and net premiums earned increased by 34%, 32% and 31%, respectively, in the six months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture and casualty lines of business and were due to the same factors described in the three-month result. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$10	97.2%	$(2)	100.9%	$1	99.8%	$(24)	104.7%
Large catastrophic losses (1)	(8)	2.2	—	—	(8)	1.2	—	—
Prior accident years technical result and ratio
Net favorable prior year loss development	31	(8.7)	38	(13.4)	61	(8.9)	100	(19.1)

Technical result and ratio, as reported	$33	90.7%	$36	87.5%	$54	92.1%	$76	85.6%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The decrease of $3 million in the technical result (and the corresponding increase of 3.2 points on the technical ratio) in the three months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Large catastrophic losses – an increase of $8 million (increase of 2.2 points on the technical ratio) related to the Alberta Floods compared to no significant catastrophic losses in the three months ended June 30, 2012.

•

Net favorable prior year loss development – a decrease of $7 million (increase of 4.7 points on the technical ratio) from $38 million (13.4 points on the technical ratio) in the three months ended June 30, 2012 to $31 million (8.7 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety and property lines experienced combined adverse loss development for prior accident years of $9 million. The net favorable loss development for prior accident years of $38 million in the three months ended June 30, 2012 was predominantly driven by the casualty line of business.

These factors driving the decrease in the technical result in the three months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to the impact of downward premium adjustments in 2012, an increase in the book of business and exposure and normal fluctuations in profitability between periods.

Six-month result

The decrease of $22 million in the technical result (and the corresponding increase of 6.5 points on the technical ratio) in the six months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – a decrease of $39 million (increase of 10.2 points on the technical ratio) from $100 million (19.1 points on the technical ratio) in the six months ended June 30, 2012 to $61 million (8.9 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety, agriculture and property lines experienced combined adverse loss development for prior accident years of $14 million. The net favorable loss development for prior accident years of $100 million in the six months ended June 30, 2012 was predominantly driven by the casualty and agriculture lines of business.

•

Large catastrophic losses – an increase of $8 million (increase of 1.2 points on the technical ratio) related to the Alberta Floods compared to no significant catastrophic losses in the six months ended June 30, 2012.

These factors driving the decrease in the technical result in the six months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to the inclusion of prior year premium adjustments and related acquisition costs of approximately $29 million in the agriculture line of business in the six months ended June 30, 2012, which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the current accident year technical result modestly decreased in the six months ended June 30, 2013 compared to the same period of 2012. This decrease was due to a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods, partially offset by a decrease in the acquisition cost ratio as a result of lower profit commission adjustments reported by cedants in the credit/surety line of business in the six months ended June 30, 2013 compared to the same period of 2012.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 89% and 81% of net premiums written in the three months and six months ended June 30, 2013, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written. The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012

Gross premiums written	$160	24%	$130	$532	12%	$477
Net premiums written	158	23	128	525	11	474
Net premiums earned	$169	3	$164	$335	3	$324
Losses and loss expenses	(106)	(10)	(119)	(173)	(20)	(217)
Acquisition costs	(34)	(14)	(39)	(84)	8	(78)

Technical result	$29	366	$6	$78	166	$29
Loss ratio	62.9%		72.3%	51.8%		67.0%
Acquisition ratio	19.9		23.9	24.9		23.9

Technical ratio	82.8%		96.2%	76.7%		90.9%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 12% and 18% of total net premiums written in the three months and six months ended June 30, 2013, respectively, compared to 11% and 18% of total net premiums written in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013				For the three months ended June 30, 2012				For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$16	10%	$20	12%	$13	10%	$20	12%	$55	10%	$38	11%	$51	11%	$35	11%
Motor	53	34	51	30	30	23	36	22	177	34	99	30	123	26	71	22
Property	89	56	98	58	85	67	108	66	293	56	198	59	300	63	218	67

Total	$158	100%	$169	100%	$128	100%	$164	100%	$525	100%	$335	100%	$474	100%	$324	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	27%	26%	5%
Foreign exchange effect	(3)	(3)	(2)

Increase as reported in U.S. dollars	24%	23%	3%
Six months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	12%	11%	4%
Foreign exchange effect	—	—	(1)

Increase as reported in U.S. dollars	12%	11%	3%

Three-month result

Gross and net premiums written and net premiums earned increased by 27%, 26% and 5% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from new business written in the motor line of business at the January 1, 2013 renewal. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the effect of cancellations and non-renewals in the property line of business during the second half of 2012.

Six-month result

Gross and net premiums written and net premiums earned increased by 12%, 11% and 4% on a constant foreign exchange basis, respectively, in the six months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from the same factors described in the three-month result. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$3	98.1%	$(10)	105.6%	$(2)	100.5%	$(17)	105.0%
Large catastrophic losses(1)	(14)	8.3	—	—	(14)	4.2	—	—
Net favorable (adverse) prior quarter loss development	4	(2.2)	(2)	1.6
Prior accident years technical result and ratio
Net favorable prior year loss development	36	(21.4)	18	(11.0)	94	(28.0)	46	(14.1)

Technical result and ratio, as reported	$29	82.8%	$6	96.2%	$78	76.7%	$29	90.9%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The increase of $23 million in the technical result (and the corresponding decrease of 13.4 points on the technical ratio) in the three months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – an increase of $18 million (decrease of 10.4 points on the technical ratio) from $18 million (11.0 points on the technical ratio) in the three months ended June 30, 2012 to $36 million (21.4 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years of $18 million in the three months ended June 30, 2012 was driven by most lines of business, except the motor line.

•

The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development – an increase in the technical result (and a corresponding decrease in the technical ratio) due to a decrease in acquisition costs, which were driven by lower profit commissions reported by cedants in the property line, a lower level of mid-sized loss activity and normal fluctuations in profitability.

•

Net favorable prior quarter loss development – an increase of $6 million (decrease of 3.8 points on the technical ratio) from adverse development of $2 million (1.6 points on the technical ratio) in the three months ended June 30, 2012 to favorable development of $4 million (2.2 points on the technical ratio) in the same period of 2013.

These factors driving the increase in the technical result in the three months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

Large catastrophic losses – an increase of $14 million (increase of 8.3 points on the technical ratio) related to the European Floods compared to no large catastrophic losses in the three months ended June 30, 2012.

Six-month result

The increase of $49 million in the technical result (and the corresponding decrease of 14.2 points on the technical ratio) in the six months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – an increase of $48 million (decrease of 13.9 points on the technical ratio) from $46 million (14.1 points on the technical ratio) in the six months ended June 30, 2012 to $94 million (28.0 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by all lines of business, with the property line being the most pronounced and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years of $46 million in the six months ended June 30, 2012 was driven by all lines of business.

•

The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and a corresponding decrease in the technical ratio) due to a lower level of mid-sized loss activity, lower loss picks in certain lines of business and normal fluctuations in profitability.

These factors driving the increase in the technical result in the six months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

Large catastrophic losses – an increase of $14 million (increase of 4.2 points on the technical ratio) related to the European Floods compared to no large catastrophic losses in the six months ended June 30, 2012.

Global Specialty

The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering and marine are considered to have a medium tail, while specialty casualty is considered to be long-tail. The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012
Gross premiums written	$413	3%	$400	$857	5%	$817
Net premiums written	409	5	391	771	4	744
Net premiums earned	$372	2	$363	$709	6	$671
Losses and loss expenses	(284)	33	(213)	(469)	15	(408)
Acquisition costs	(90)	(3)	(93)	(165)	2	(162)

Technical result	$(2)	NM	$57	$75	(26)	$101
Loss ratio	76.6%		58.8%	66.1%		60.8%
Acquisition ratio	24.1		25.5	23.3		24.2

Technical ratio	100.7%		84.3%	89.4%		85.0%

NM: not meaningful

Premiums

The Global Specialty sub-segment represented 31% and 26% of total net premiums written in the three months and six months ended June 30, 2013, respectively, compared to 34% and 29% of total net premiums written in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013				For the three months ended June 30, 2012				For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned

Agriculture	$44	11%	$41	11%	$27	7%	$27	7%	$79	10%	$59	8%	$53	7%	$39	6%
Aviation/Space	49	12	47	13	56	14	57	16	86	11	93	13	107	14	111	17
Credit/Surety	73	18	72	19	71	18	72	20	149	19	139	20	144	19	128	19
Energy	24	6	25	7	27	7	25	7	40	5	50	7	41	6	48	7
Engineering	56	14	52	14	37	10	42	11	100	13	100	14	77	10	89	13
Marine	79	19	66	18	92	23	77	21	151	20	138	19	162	22	137	20
Specialty casualty	25	6	26	7	33	9	24	7	76	10	50	7	81	11	46	7
Specialty property	47	11	39	10	48	12	39	11	67	9	75	11	79	11	73	11
Other	12	3	4	1	—	—	—	—	23	3	5	1	—	—	—	—

Total	$409	100%	$372	100%	$391	100%	$363	100%	$771	100%	$709	100%	$744	100%	$671	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	4%	6%	3%
Foreign exchange effect	(1)	(1)	(1)

Increase as reported in U.S. dollars	3%	5%	2%
Six months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	5%	4%	6%
Foreign exchange effect	—	—	—

Increase as reported in U.S. dollars	5%	4%	6%

Three-month result

Gross and net premiums written and net premiums earned increased by 4%, 6% and 3% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the agriculture line of business and upward prior year premium adjustments reported by cedants in the three months ended June 30, 2013 in the engineering line of business. These increases in gross and net premiums written and net premiums earned were partially offset by cancellations and non-renewals in the marine line of business and decreased participations in the aviation/space line of business.

Six-month result

Gross and net premiums written and net premiums earned increased by 5%, 4% and 6% on a constant foreign exchange basis, respectively, in the six months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by the same reasons described in the three-month result. These increases in gross and net premiums written and net premiums earned were partially offset by decreased participations and cancellations in the aviation/space line of business. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$(10)	103.0%	$(3)	100.7%	$10	98.7%	$(13)	102.0%
Large catastrophic losses (1)	(23)	6.2	—	—	(23)	3.2	—	—
Net favorable prior quarter loss development	3	(1.0)	1	(0.3)
Prior accident years technical result and ratio
Net favorable prior year loss development	28	(7.5)	59	(16.1)	88	(12.5)	114	(17.0)

Technical result and ratio, as reported	$(2)	100.7%	$57	84.3%	$75	89.4%	$101	85.0%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The decrease of $59 million in the technical result (and the corresponding increase of 16.4 points on the technical ratio) in the three months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – a decrease of $31 million (increase of 8.6 points on the technical ratio) from $59 million (16.1 points on the technical ratio) in the three months ended June 30, 2012 to $28 million (7.5 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was driven by most lines of business, except the engineering line, which experienced adverse loss development for prior accident years of $11 million. The net favorable loss development for prior accident years of $59 million in the three months ended June 30, 2012 was driven by most lines of business, except the engineering line.

•

Large catastrophic losses – an increase of $23 million (increase of 6.2 points on the technical ratio) related to the European and Alberta Floods compared to no large catastrophic events in the three months ended June 30, 2012.

•

The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development – a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity and a lower level of upward prior year premium adjustments reported by cedants in the three months ended June 30, 2013 compared to the same period of 2012. These decreases in the technical result were partially offset by lower loss picks in certain lines of business, modestly lower acquisition costs driven by lower profit commission adjustments reported by cedants in the three months ended June 30, 2013 and normal fluctuations in profitability between periods.

Six-month result

The decrease of $26 million in the technical result (and the corresponding increase of 4.4 points on the technical ratio) in the six months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Net favorable prior year loss development – a decrease of $26 million (increase of 4.5 points on the technical ratio) from $114 million (17.0 points on the technical ratio) in the six months ended June 30, 2012 to $88 million (12.5 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by most lines of business, predominantly the aviation/space and credit/surety lines, while the engineering line experienced adverse loss development for prior accident years of $13 million. The net favorable loss development for prior accident years of $114 million in the six months ended June 30, 2012 was driven by most lines of business, except the engineering line.

•

Large catastrophic losses – an increase of $23 million (increase of 3.2 points on the technical ratio) related to the European and Alberta Floods compared to no large catastrophic events in the six months ended June 30, 2012.

These factors driving the decrease in the technical result in the six months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and corresponding decrease in the technical ratio) due to lower loss picks in certain lines of business and normal fluctuations in profitability, partially offset by a lower level of upward prior year premium adjustments reported by cedants in the six months ended June 30, 2013 compared to the same period of 2012.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The results for the three months and six months ended June 30, 2013 and 2012 demonstrate this volatility. The three months and six months ended June 30, 2013 included a higher level of large catastrophic losses resulting from the European and Alberta Floods, while the results for the three months and six months ended June 30, 2012 contained no significant catastrophic losses. The varying amounts of catastrophic losses can significantly impact the technical result and ratio and affect year over year comparisons as discussed below.

The Catastrophe sub-segment results are presented before the quota inter-company share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report). The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012

Gross premiums written	$161	1%	$159	$399	—%	$401
Net premiums written	149	3	145	360	—	360
Net premiums earned	$79	7	$73	$165	1	$163
Losses and loss expenses	(51)	207	(16)	(39)	114	(19)
Acquisition costs	(6)	9	(6)	(17)	11	(15)

Technical result	$22	(57)	$51	$109	(16)	$129
Loss ratio	64.1%		22.5%	23.8%		11.3%
Acquisition ratio	8.5		8.3	10.5		9.5

Technical ratio	72.6%		30.8%	34.3%		20.8%

Premiums

The Catastrophe sub-segment represented 11% and 12% of total net premiums written in the three months and six months ended June 30, 2013 and 2012, respectively, compared to 13% and 14% of total net premiums written in the same periods of 2012. Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	6%	8%	11%
Foreign exchange effect	(5)	(5)	(4)

Increase as reported in U.S. dollars	1%	3%	7%
Six months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	1%	1%	3%
Foreign exchange effect	(1)	(1)	(2)

(Decrease) increase as reported in U.S. dollars	—%	—%	1%

Three-month result

Gross and net premiums written and net premiums earned increased by 6%, 8% and 11% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written were primarily due to reinstatement premiums related to the European and Alberta Floods. New business written in the three months ended June 30, 2013 was offset by decreased participations, cancellations and non-renewals.

Six-month result

Gross and net premiums written increased by 1% and net premiums earned increased by 3% on a constant foreign exchange basis in the six months ended June 30, 2013 compared to the same period of 2012. The modest increases in gross and net premiums written and net premiums earned were primarily due to reinstatement premiums related to the European and Alberta Floods, which were partially offset by the restructuring of certain treaties at the January 1, 2013 renewal.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$49	12.0%	$50	32.4%	$109	23.6%	$110	32.2%
Large catastrophic losses(1)	(67)	111.8	—	—	(67)	51.2	—	—
Net favorable prior quarter loss development	8	(10.3)	1	(1.8)
Prior accident years technical result and ratio
Net favorable prior year loss development	32	(40.9)	—	0.2	67	(40.5)	19	(11.4)

Technical result and ratio, as reported	$22	72.6%	$51	30.8%	$109	34.3%	$129	20.8%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The decrease of $29 million in the technical result (and the corresponding increase of 41.8 points on the technical ratio) in the three months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Large catastrophic losses – an increase of $67 million (increase of 111.8 points on the technical ratio) related to the European and Alberta Floods compared to no significant catastrophic losses in the three months ended June 30, 2012.

•

The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development – a decrease in the technical ratio primarily due to the inclusion of reinstatement premiums related to catastrophic losses in the calculation of the current accident year technical ratio. Excluding the effect of the reinstatement premiums, the decrease in the current accident year technical ratio was driven by a lower level of mid-sized loss activity. The current accident year technical result in the three months ended June 30, 2013 was comparable to the same period of 2012 due to lower net premiums earned (excluding reinstatement premiums) and normal fluctuations in profitability being offset by a lower level of mid-sized loss activity.

These factors driving the decrease in the technical result in the three months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

Net favorable prior year loss development – an increase of $32 million (decrease of 41.1 points on the technical ratio) in the three months ended June 30, 2012 compared to the same period of 2012. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was primarily due to favorable loss emergence. The losses reported by cedants in the three months ended June 30, 2012 were in line with the Company’s expectations.

•

Net favorable prior quarter loss development – an increase of $7 million (decrease of 8.5 points on the technical ratio) in the three months ended June 30, 2012 to $8 million (10.3 points on the technical ratio) compared to the same period of 2012.

Six-month result

The decrease of $20 million in the technical result (and the corresponding increase of 13.5 points on the technical ratio) in the six months ended June 30, 2013 compared to the same period of 2012 was primarily attributable to:

•

Large catastrophic losses – an increase of $67 million (increase of 51.2 points on the technical ratio) related to the European and Alberta Floods compared to no significant catastrophic losses in the six months ended June 30, 2012.

•

The current accident year technical result, adjusted for large catastrophic losses – a decrease in the technical ratio and comparable technical result primarily due to the same reasons described in the three-month result.

These factors driving the decrease in the technical result in the six months ended June 30, 2013 compared to the same period of 2012 were partially offset by:

•

Net favorable prior year loss development – an increase of $48 million (decrease of 29.1 points on the technical ratio) from $19 million (11.4 points on the technical ratio) in the six months ended June 30, 2012 to $67 million (40.5 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the six months ended June 30, 2013 and 2012 was primarily due to favorable loss emergence.

Life and Health Segment

Effective January 1, 2013, the Life and Health segment includes the results of Presidio, following its acquisition on December 31, 2012. This affects period over period comparisons, primarily in the accident and health line of business.

The following table provides the components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012

Gross premiums written	$233	16%	$200	$486	17%	$417
Net premiums written	232	17	199	481	16	414
Net premiums earned	$232	16	$200	$456	16	$394
Life policy benefits	(181)	5	(173)	(363)	13	(322)
Acquisition costs	(33)	27	(26)	(59)	8	(55)

Technical result	$18	NM	$1	$34	100	$17
Other income	3	169	1	6	215	2
Other operating expenses	(17)	32	(13)	(35)	37	(26)
Net investment income	15	(14)	17	30	(10)	33

Allocated underwriting result(1)	$19	208	$6	$35	32	$26

NM: not meaningful

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life and Health segment represented 18% and 16% of total net premiums written in the three months and six months ended June 30, 2013 and 2012, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this segment for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013				For the three months ended June 30, 2012				For the six months ended June 30, 2013				For the six months ended June 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$33	14%	$33	14%	$5	3%	$5	3%	$63	13%	$63	14%	$10	2%	$10	3%
Longevity	59	26	59	26	64	32	64	32	122	25	122	27	122	30	122	31
Mortality	140	60	140	60	130	65	131	65	296	62	271	59	282	68	262	66

Total	$232	100%	$232	100%	$199	100%	$200	100%	$481	100%	$456	100%	$414	100%	$394	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of a stronger U.S. dollar compared to most other currencies on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	18%	19%	18%
Foreign exchange effect	(2)	(2)	(2)

Increase as reported in U.S. dollars	16%	17%	16%
Six months ended June 30, 2013 compared to the same period of 2012
Increase in original currency	17%	16%	16%
Foreign exchange effect	—	—	—

Increase as reported in U.S. dollars	17%	16%	16%

Three-month result

Gross and net premiums written and net premiums earned increased by 18%, 19% and 18% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2013 compared to the same period of 2012. The increase in gross and net premiums written and net premiums earned was primarily due to the inclusion of Presidio’s gross and net premiums written and net premiums earned in the accident and health line of business in the three months ended June 30, 2013 and, to a lesser extent, new business written in the mortality line of business.

Six-month result

Gross premiums written increased by 17% and net premiums written and earned increased by 16% on a constant foreign exchange basis, respectively, in the six months ended June 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily due to the same factors described in the three-month result.

Allocated underwriting result

Three-month result

The allocated underwriting result increased by $13 million, from $6 million in the three months ended June 30, 2012 to $19 million in the same period of 2013. The increase was primarily driven by a higher level of net favorable prior year loss development in the three months ended June 30, 2013 compared to the same period of 2012 and a higher level of claims activity on certain long-term treaties in the mortality line of business in the three months ended June 30, 2012. These factors driving the increase in the allocated underwriting result were partially offset by higher operating expenses.

The increase in net favorable prior year loss development of $14 million resulted from net favorable loss development of $12 million in the three months ended June 30, 2013 compared to net adverse loss development of $2 million in the same period of 2012. The net favorable prior year loss development of $12 million during the three months ended June 30, 2013 was primarily driven by certain short-term treaties in the mortality line of business and better than expected claims activity related to the GMDB business. The net adverse prior year loss development of $2 million in the three months ended June 30, 2012 was primarily related to the GMDB business, driven by a deterioration in the capital markets and the receipt of updated data from cedants.

Other operating expenses increased by $4 million, from $13 million in the three months ended June 30, 2012 to $17 million in the same period of 2013 primarily due to the inclusion of Presidio’s operating expenses. The overall impact on the allocated underwriting result of including Presidio’s operating expenses was partially offset by the Managing General Agent (MGA) fees earned by Presidio, which are included in other income.

Six-month result

The allocated underwriting result increased by $9 million, from $26 million in the six months ended June 30, 2012 to $35 million in the same period of 2013. The increase was primarily driven by a higher level of in net favorable prior year loss development in the six months ended June 30, 2013 compared to the same period of 2012, and a higher level of claims activity on certain long-term treaties in the mortality line of business in the six months ended June 30, 2012. These factors driving the increase in the allocated underwriting result were partially offset by higher in operating expenses.

The increase in net favorable prior year loss development of $11 million resulted from net favorable loss development of $20 million in the six months ended June 30, 2013 compared to $9 million in the same period of 2012. The net favorable prior year loss development of $20 million during the six months ended June 30, 2013 was primarily related to certain short-term treaties in the mortality line of business and the GMDB business, driven by an improvement in the capital markets and better than expected claims activity. The net favorable prior year loss development of $9 million in the six months ended June 30, 2012 was also primarily related to the GMDB business, due to an improvement in the capital markets, and certain other short-term treaties in the mortality line of business.

Other operating expenses increased by $9 million, from $26 million in the six months ended June 30, 2012 to $35 million in the same period of 2013 primarily due to the same factors described in the three-month result.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and six months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Non-life
Property and casualty
Casualty	12%	10%	13%	12%
Motor	5	3	7	6
Multiline and other	3	1	4	2
Property	11	12	15	16
Specialty
Agriculture	11	10	10	6
Aviation / Space	4	5	3	4
Catastrophe	11	13	12	14
Credit / Surety	7	8	6	7
Energy	2	2	1	2
Engineering	4	3	3	3
Marine	6	8	5	6
Specialty casualty	2	3	3	3
Specialty property	4	4	2	3
Life and Health	18	18	16	16

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line of business between the three months and six months ended June 30, 2013 and the same periods of 2012 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines. Specifically for the agriculture line of business, the increase in the distribution of net premiums written in the six months ended June 30, 2013 compared to the same period of 2012 was driven by an increase in the North America sub-segment, resulting from new business written and downward premium adjustments in the three months ended June 30, 2012, and by an increase in the Global Specialty sub-segment resulting from new business.

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

The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Non-life segment
Proportional	55%	50%	50%	45%
Non-proportional	20	24	29	33
Facultative	7	8	5	6
Life and Health segment
Proportional	18	17	15	14
Non-proportional	—	1	1	2

Total	100%	100%	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months and six months ended June 30, 2013 and the same periods of 2012 reflect a shift from non-proportional business to proportional business in the Non-life segment. This shift was driven by all Non-life sub-segments, except for the Catastrophe sub-segment, and specifically included an increase in gross premiums written in the agriculture line of business. In addition, the shift was also driven by a decrease in the Catastrophe sub-segment’s gross premiums written, which are predominantly written on a non-proportional basis, as a percentage of total gross premiums written due to larger increases in gross premiums written in all other Non-life sub-segments and the Life and Health segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months and six months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Asia, Australia and New Zealand	13%	13%	10%	11%
Europe	36	36	42	43
Latin America, Caribbean and Africa	10	12	10	11
North America	41	39	38	35

Total	100%	100%	100%	100%

The increase in the distribution of gross premiums written in North America during the three months and six months ended June 30, 2013 compared to the same periods of 2012 was primarily due to an increase in gross premiums written in the Company’s North America Non-life sub-segment, driven by the casualty and agriculture line of business, and in the Life and Health segment, driven by the inclusion of Presidio’s business from January 1, 2013.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Broker	72%	73%	71%	69%
Direct	28	27	29	31

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers was comparable in the three months ended June 30, 2013 and 2012. The percentage of gross premiums written through brokers in the six months ended June 30, 2013 compared to the same period of 2012 increased slightly due to an increase in the percentage of gross premiums written through brokers in Europe and North America and the inclusion of Presidio’s business, which is solely written through brokers.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and six months ended June 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012
Fixed maturities	$111	(15)%	$130	$227	(14)%	$263
Short-term investments, cash and cash equivalents	—	(49)	1	1	(2)	1
Equities	13	(1)	13	17	6	17
Funds held and other	9	(36)	13	17	(28)	24
Funds held – directly managed	5	(34)	7	11	(33)	16
Investment expenses	(13)	18	(11)	(25)	22	(21)

Net investment income	$125	(19)	$153	$248	(17)	$300

Because of the interest-sensitive nature of some of the Company’s Life and Health products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.

Three-month result

Net investment income decreased in the three months ended June 30, 2013 compared to the same period of 2012 due to:

•	a decrease in net investment income from fixed maturities primarily as a result of lower reinvestment rates;

•	a decrease in net investment income from funds held and other primarily due to lower investment income reported by cedants; and

•	a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account and lower reinvestment rates.

Six-month result

Net investment income decreased in the six months ended June 30, 2013 compared to the same period of 2012 primarily due to the same factors discussed above for the three-month result.

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

The components of net realized and unrealized investment (losses) gains for the three months and six months ended June 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Net realized investment gains on fixed maturities and short-term investments	$40	$62	$82	$80
Net realized investment gains on equities	35	6	54	48
Net realized investment gains (losses) on other invested assets	8	(19)	19	(13)
Change in net unrealized investment gains (losses) on other invested assets	83	(14)	61	6
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(396)	33	(467)	81
Change in net unrealized investment (losses) gains on equities	(58)	(33)	(8)	18
Net other realized and unrealized investment gains	1	1	—	3
Net realized and unrealized investment (losses) gains on funds held – directly managed	(12)	2	(17)	8

Net realized and unrealized investment (losses) gains	$(299)	$38	$(276)	$231

Three-month result

Net realized and unrealized investment losses increased by $337 million, from a gain of $38 million in the three months ended June 30, 2012 to a loss of $299 million in the same period of 2013. The net realized and unrealized investment losses of $299 million in the three months ended June 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates, widening credit spreads and modest declines in worldwide equity markets, which were partially offset by realized and unrealized gains on treasury note futures.

Net realized and the change in net unrealized investment gains on other invested assets were a combined gain of $91 million in the three months ended June 30, 2013 and primarily related to realized and unrealized gains on treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $33 million in the three months ended June 30, 2012 and primarily related to realized and unrealized losses on treasury note futures.

Net realized and unrealized investment (losses) gains on funds held – directly managed of $12 million loss and $2 million gain in the three months ended June 30, 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Six-month result

Net realized and unrealized investment losses increased by $507 million, from a gain of $231 million in the six months ended June 30, 2012 to a loss of $276 million in the same period of 2013. The net realized and unrealized investment losses of $276 million in the six months ended June 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates and widening credit spreads, which were partially offset by realized and unrealized gains on treasury note futures and improvements in worldwide equity markets.

Net realized and the change in net unrealized investment gains on other invested assets were a combined gain of $80 million in the six months ended June 30, 2013 and primarily related to realized and unrealized gains on treasury note futures. Net realized losses and the change in net unrealized investment gains on other invested assets were a combined loss of $7 million in the six months ended June 30, 2012 and primarily related to realized and unrealized losses on treasury note futures.

Net realized and unrealized investment (losses) gains on funds held – directly managed of $17 million loss and $8 million gain in the six months ended June 30, 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the three months and six months ended June 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2013	% Change	For the three months ended June 30, 2012	For the six months ended June 30, 2013	% Change	For the six months ended June 30, 2012
Other operating expenses	$145	36%	$106	$261	28%	$204

Three-month result

Other operating expenses represent 12.0% and 9.7% of net premiums earned (both Non-life and Life and Health) for the three months ended June 30, 2013 and 2012, respectively. Other operating expenses included in Corporate and Other were $68 million and $27 million, of which $66 million and $22 million are related to corporate activities for the three months ended June 30, 2013 and 2012, respectively.

Other operating expenses increased by 36% in the three months ended June 30, 2013 compared to the same period of 2012 primarily due to costs associated with the restructuring, discussed in the Overview above, and modestly higher personnel costs. These increases were partially offset by lower information technology costs.

Six-month result

Other operating expenses represent 11.1% and 9.8% of net premiums earned (both Non-life and Life and Health) for the six months ended June 30, 2013 and 2012, respectively. Other operating expenses included in Corporate and Other were $100 million and $49 million, of which $96 million and $41 million are related to corporate activities for the six months ended June 30, 2013 and 2012, respectively.

Other operating expenses increased by 28% in the six months ended June 30, 2013 compared to the same period of 2012 primarily due to the same factors described in the three-month result.

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

The Company’s income tax (benefit) expense and effective income tax rate for the three months and six months ended June 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Income tax (benefit) expense	$(75)	$50	$(33)	$117
Effective income tax rate	29.8%	22.2%	(127.0)%	18.0%

Three-month result

Income tax benefit and the effective income tax rate during the three months ended June 30, 2013 were $75 million and 29.8%, respectively. Income tax benefit and the effective income tax rate during the three months ended June 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included a significant pre-tax net loss recorded in jurisdictions with comparatively higher tax rates driven by net realized and unrealized investment losses, catastrophe losses related to the European and Alberta Floods and charges related to the restructuring, which were partially offset by net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a modest pre-tax net income, driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and catastrophe losses related to the European and Alberta Floods.

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

Six-month result

Income tax benefit and the effective income tax rate during the six months ended June 30, 2013 were $33 million and (127.0)%, respectively. Income tax benefit and the effective income tax rate during the six months ended June 30, 2013 were primarily driven by the geographic distribution of the Company’s modest pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and catastrophe losses related to the European and Alberta Floods. The Company’s taxable jurisdictions recorded a pre-tax net loss driven by significant net realized and unrealized investment losses, catastrophe losses related to the European and Alberta Floods and the charge relating to the restructuring, which were partially offset by net favorable prior year loss development.

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

Investments

Investment philosophy

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources – Investments in Item 7 Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s total invested assets at June 30, 2013 and December 31, 2012 were split between liability and capital funds as follows (in millions of U.S. dollars):

	June 30, 2013	% of Total Invested Assets	December 31, 2012	% of Total Invested Assets
Liability funds	$10,303	60%	$10,723	59%
Capital funds	6,799	40	7,453	41

Total invested assets	$17,102	100%	$18,176	100%

The decrease of $1,074 million in total invested assets at June 30, 2013 compared to December 31, 2012 was primarily related to a decrease in total investments and cash and a decrease in investments underlying the funds held – directly managed account. The decrease in total investments and cash was related to the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividends and increases in U.S. and European risk-free rates. The decrease in the funds held – directly managed account, was primarily driven by the run-off of the related loss reserves and increasing U.S. and European risk-free interest rates.

The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at June 30, 2013 compared to December 31, 2012 primarily reflects a decrease in unpaid losses and loss expenses, which was largely driven by loss payments and the strengthening of the U.S. dollar, which were partially offset by large catastrophic losses related to the European and Alberta Floods.

The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The decrease in the capital funds at June 30, 2013 compared to December 31, 2012 was primarily driven by the decrease in total invested assets, as described above. At June 30, 2013, approximately 58% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

Overview

Total investments and cash were $16.2 billion at June 30, 2013 compared to $17.1 billion at December 31, 2012. The major factors resulting in the decrease in the six months ended June 30, 2013 were:

•

a net decrease of $443 million, due to the repurchase of common shares of $492 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $49 million;

•

net realized and unrealized losses related to the investment portfolio of $259 million primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $385 million reflecting increasing U.S. and European risk-free interest rates, which was partially offset by an increase in other invested assets of $80 million driven by gains on treasury note futures (see discussion related to duration below) and an increase in the equity portfolio of $46 million;

•	dividend payments on common and preferred shares totaling $103 million;

•

a net payment of $48 million related to the redemption of Series C preferred shares of $290 million which was partially offset by proceeds related to the issuance of the Series F preferred shares of $242 million, after underwriting discounts, commissions and other related expenses (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations and Commitments and Shareholders’ Equity and Capital Resources Management below); and

•

various other factors which net to approximately $242 million, the largest being the effect of a stronger U.S. dollar relative to most major currencies at June 30, 2013 compared to December 31, 2012; partially offset by

•	net cash provided by operating activities of $231 million.

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

At June 30, 2013, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 90% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Average credit quality	A	A
Average yield to maturity	2.6%	2.0%
Expected average duration	2.6 years	2.7 years

The increase in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at June 30, 2013 compared to December 31, 2012, was primarily due to increases in U.S. and European risk-free interest rates.

For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.1 years to 2.6 years at June 30, 2013, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.

The Company’s investment portfolio generated a negative total accounting return (calculated based on the carrying value of all investments in local currency) of 1.0% and 0.1% for the three months and six months ended June 30, 2013, respectively, compared to a positive total accounting return of 1.1% and 3.2%, respectively, in the same periods of 2012. The total accounting return in the three months and six months ended June 30, 2013 was mainly due to increases in U.S. and European risk-free interest rates, while the same period of 2012 was primarily impacted by narrowing credit spreads and improvements in equity markets.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at June 30, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
June 30, 2013	Cost(1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$959	$960	$—	$960	$—	$—	$—
U.S. government sponsored enterprises	31	31	—	31	—	—	—
U.S. states, territories and municipalities	239	237	8	7	—	3	219
Non-U.S. sovereign government, supranational and government related	2,073	2,140	836	1,211	83	10	—
Corporate	6,051	6,246	291	570	2,922	2,039	424
Asset-backed securities	834	850	150	128	106	2	464
Residential mortgage-backed securities	2,883	2,874	360	2,451	47	—	16
Other mortgage-backed securities	41	42	31	6	2	1	2

Total fixed maturities	13,111	13,380	1,676	5,364	3,160	2,055	1,125
Short-term investments	29	29	18	—	11	—	—

Total fixed maturities and short term investments	13,140	13,409	$1,694	$5,364	$3,171	$2,055	$1,125
Equities	1,087	1,173

Total	$14,227	$14,582

% of Total fixed maturities and short-term investments			13%	40%	24%	15%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The decrease of $1.0 billion in the fair value of the Company’s fixed maturities from $14.4 billion at December 31, 2012 to $13.4 billion at June 30, 2013, primarily reflects the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividend payments, increases in U.S. and European risk-free interest rates and the impact of the strengthening of the U.S. dollar against most major currencies.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At June 30, 2013, 88% of this category was rated AA with the remaining 12%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at June 30, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
June 30, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A	BBB
Non-European Union
Canada	$152	$—	$283	$435	$185	$182	$68	$—
Singapore	107	—	—	107	107	—	—	—
New Zealand	103	—	—	103	—	103	—	—
All Other	31	—	13	44	—	21	13	10

Total Non-European Union	$393	$—	$296	$689	$292	$306	$81	$10

European Union
Belgium	$318	$—	$—	$318	$—	$318	$—	$—
Germany	314	—	—	314	314	—	—	—
France	262	—	49	311	—	311	—	—
Netherlands	185	—	—	185	185	—	—	—
Austria	173	—	—	173	—	173	—	—
All Other	29	121	—	150	45	103	2	—

Total European Union	$1,281	$121	$49	$1,451	$544	$905	$2	$—

Total	$1,674	$121	$345	$2,140	$836	$1,211	$83	$10
% of Total	78%	6%	16%	100%	39%	57%	4%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At June 30, 2013, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at June 30, 2013 were as follows (in millions of U.S. dollars):

June 30, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,081	$391	$1,472	24%
Consumer noncyclical	653	215	868	14%
Communications	392	386	778	12
Utilities	342	253	595	10
Industrials	360	117	477	8
Energy	203	258	461	7
Consumer cyclical	372	52	424	7
Insurance	237	36	273	4
Government guaranteed corporate debt	—	235	235	4
Basic materials	90	115	205	3
Technology	137	—	137	2
All Other	137	184	321	5

Total	$4,004	$2,242	$6,246	100%
% of Total	64%	36%	100%

At June 30, 2013, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At June 30, 2013, the ten largest issuers accounted for 17% of the corporate bonds held by the Company (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (2% of total investments and cash). Within the finance sector, 97% of corporate bonds were rated investment grade and 83% were rated A- or better at June 30, 2013.

At June 30, 2013, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

June 30, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$10	$99	$432	$541
Netherlands	104	18	185	307
France	—	17	135	152
Luxembourg	—	—	96	96
Italy	—	13	79	92
Spain	—	10	76	86
Austria	50	—	3	53
All Other	13	20	75	108

Total	$177	$177	$1,081	$1,435
% of Total	12%	12%	76%	100%

At June 30, 2013, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $28 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at June 30, 2013 were as follows (in millions of U.S. dollars):

	Credit Rating(1)
June 30, 2013	GNMA(2)	GSEs(3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$78	$88	$71	$2	$464	$703
Non-U.S.	—	—	72	40	35	—	—	147

Asset-backed securities	$—	$—	$150	$128	$106	$2	$464	$850
Residential mortgaged-backed securities
U.S.	$522	$1,866	$5	$—	$—	$—	$16	$2,409
Non-U.S.	—	—	355	63	47	—	—	465

Residential mortgaged-backed securities	$522	$1,866	$360	$63	$47	$—	$16	$2,874
Other mortgaged-backed securities
U.S.	$6	$—	$18	$—	$2	$1	$2	$29
Non-U.S.	—	—	13	—	—	—	—	13

Other mortgaged-backed securities	$6	$—	$31	$—	$2	$1	$2	$42

Total	$528	$1,866	$541	$191	$155	$3	$482	$3,766
% of Total	14%	49%	14%	5%	4%	1%	13%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at June 30, 2013, other than $23 million of investments in distressed asset vehicles (included in Other invested assets). At June 30, 2013, the Company’s U.S. residential mortgage-backed securities included approximately $2 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of non-U.S. government obligations and foreign and U.S. corporate bonds. At June 30, 2013, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

				Credit Rating(1)
June 30, 2013	Non-U.S. Government	Corporate	Total Fair Value	AAA	AA	A
Country
Canada	$13	$—	$13	$13	$—	$—
South Korea	8	1	9	—	—	9
France	5	—	5	5	—	—
U.S.	—	2	2	—	—	2

Total	$26	$3	$29	$18	$—	$11
% of Total	90%	10%	100%	62%	—%	38%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at June 30, 2013 were as follows (in millions of U.S. dollars):

June 30, 2013	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$174	19%
Energy	162	17
Finance	136	15
Consumer noncyclical	126	14
Communications	74	8
Technology	63	7
Industrials	47	5
Consumer cyclical	44	5
All Other	98	10

Total	$924	100%

Mutual funds and exchange traded funds
Funds holding fixed income securities	209
Funds and ETFs holding equities	40

Total equities	$1,173

At June 30, 2013, U.S. issuers represented 69% of the publicly traded common stocks and ETFs. At June 30, 2013, the ten largest common stocks accounted for 19% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At June 30, 2013, approximately 96% (or $202 million) of the funds holding fixed income securities were emerging markets funds. At June 30, 2013, the Company did not hold any equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at June 30, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2013	Cost	Fair Value
One year or less	$646	$654
More than one year through five years	4,235	4,377
More than five years through ten years	3,636	3,705
More than ten years	865	907

Subtotal	9,382	9,643
Mortgage/asset-backed securities	3,758	3,766

Total	$13,140	$13,409

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loans receivable, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at June 30, 2013 were as follows (in millions of U.S. dollars):

June 30, 2013	Carrying Value(1)	Notional Value of Derivatives
Strategic investments	$205	$	n/a
Asset-backed securities (including annuities and residuals)	75		n/a
Notes and loans receivable	44		n/a
Total return swaps	2		68
Interest rate swaps(2)	(5)		n/a
Credit default swaps (protection purchased)	—		34
Credit default swaps (assumed risks)	—		10
Insurance-linked securities	—		141
Futures contracts	56		5,023
Foreign exchange forward contracts	3		1,924
Foreign currency option contracts	(3)		97
TBAs	(4)		144
Other	14		n/a

Total	$387

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting, investment company accounting and fair value accounting.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps. Accordingly, the notional value of interest rate swaps is not presented separately in the table.

At June 30, 2013, the Company’s strategic investments included $205 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, notes and loans receivable and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments – Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $36 million are recorded in equities and other assets.

The Company’s principal finance activities included $121 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loans receivable, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return, interest rate and certain credit default swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2013, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income. For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value.

The Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at June 30, 2013. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At June 30, 2013, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $4 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk in Item 3 below).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business – Reserves – Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also Quantitative and Qualitative Disclosures about Market Risk – Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at June 30, 2013 is discussed below.

At June 30, 2013, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Average credit quality	AA	AA
Average yield to maturity	1.3%	1.0%
Expected average duration	3.1 years	3.0 years

The increase in the average yield to maturity on fixed maturities and cash and cash equivalents underlying the funds held – directly managed account at June 30, 2013 compared to December 31, 2012, was primarily due to increases in U.S. and European risk-free interest rates. The average credit quality and the expected average duration of the fixed maturities underlying the funds held – directly managed account at June 30, 2013 were comparable to December 31, 2012.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at June 30, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
June 30, 2013	Cost(1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$107	$107	$—	$107	$—	$—
U.S. government sponsored enterprises	62	65	—	65	—	—
Non-U.S. sovereign government, supranational and government related	187	196	46	100	50	—
Corporate	274	287	31	97	120	39

Total fixed maturities	630	655	$77	$369	$170	$39
Other invested assets	26	15

Total	$656	$670

% of Total fixed maturities			12%	56%	26%	6%

(1)	Cost is amortized cost for fixed maturities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $833 million at December 31, 2012 to $670 million at June 30, 2013 was primarily related the run-off of loss reserves associated with this account, increases in U.S. and European risk-free interest rates and the impact of the stronger U.S. dollar relative to the euro at June 30, 2013 compared to December 31, 2012.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At June 30, 2013, 73% of this category was rated AA with the remaining 27%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at June 30, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
June 30, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A
Non-European Union
Canada	$—	$—	$125	$125	$24	$51	$50
All Other	—	4	—	4	4	—	—

Total Non-European Union	$—	$4	$125	$129	$28	$51	$50

European Union
France	$13	$—	$24	$37	$—	$37	$—
Belgium	4	—	—	4	—	4	—
Austria	—	—	2	2	—	2	—
Germany	2	—	—	2	2	—	—
All Other	—	22	—	22	16	6	—

Total European Union	$19	$22	$26	$67	$18	$49	$—

Total	$19	$26	$151	$196	$46	$100	$50
% of Total	10%	13%	77%	100%	24%	51%	25%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At June 30, 2013, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at June 30, 2013 were as follows (in millions of U.S. dollars):

June 30, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$23	$81	$104	36%
Consumer noncyclical	43	9	52	18
Energy	6	33	39	14
Utilities	6	17	23	8
Basic materials	7	9	16	6
Communications	5	10	15	5
Government guaranteed corporate debt	—	12	12	4
Consumer cyclical	8	3	11	4
All Other	14	1	15	5

Total	$112	$175	$287	100%
% of Total	39%	61%	100%

At June 30, 2013, other than the U.S., France, the U.K. and the Netherlands, which accounted for 37%, 14%, 10% and 10% respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At June 30, 2013, the ten largest issuers accounted for 29% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At June 30, 2013, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At June 30, 2013, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

June 30, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$21	$19	$40
United Kingdom	2	15	12	29
Netherlands	—	11	18	29
Germany	10	—	2	12
Sweden	—	3	4	7
All Other	—	5	8	13

Total	$12	$55	$63	$130
% of Total	9%	42%	49%	100%

At June 30, 2013, corporate bonds underlying the funds held – directly managed account included less than $6 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities underlying the funds held – directly managed account at June 30, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

June 30, 2013	Cost	Fair Value
One year or less	$113	$114
More than one year through five years	387	403
More than five years through ten years	102	108
More than ten years	28	30

Total	$630	$655

European Exposures

For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources – Investments – European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the six months ended June 30, 2013.

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

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at June 30, 2013 have not changed significantly since December 31, 2012. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2013.

At June 30, 2013 and December 31, 2012, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	June 30, 2013	December 31, 2012
Gross Non-life reserves for unpaid losses and loss expenses	$10,336	$10,709
Net Non-life reserves for unpaid losses and loss expenses	10,060	10,418
Net reserves guaranteed by Colisée Re	760	857

The net Non-life reserves for unpaid losses and loss expenses at June 30, 2013 and December 31, 2012 include $760 million and $857 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2013 (in millions of U.S. dollars):

For the six months ended June 30, 2013
Net liability at December 31, 2012	$10,418
Net incurred losses related to:
Current year	1,475
Prior years	(310)

1,165
Change in Paris Re Reserve Agreement	(26)
Net paid losses	(1,338)
Effects of foreign exchange rate changes	(159)

Net liability at June 30, 2013	$10,060

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,418 million at December 31, 2012 to $10,060 million at June 30, 2013 primarily reflects the payment of losses and the impact of foreign exchange, which were partially offset by net losses incurred during the six months ended June 30, 2013, including catastrophe losses of $112 million related to the European and Alberta floods.

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

Policy Benefits for Life and Annuity Contracts

At June 30, 2013 and December 31, 2012, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	June 30, 2013	December 31, 2012
Gross policy benefits for life and annuity contracts	$1,799	$1,813
Net policy benefits for life and annuity contracts	1,793	1,793

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the six months ended June 30, 2013 (in millions of U.S. dollars):

For the six months ended June 30, 2013
Net liability at December 31, 2012	$1,793
Net incurred losses related to:
Current year	383
Prior years	(20)

363
Net paid losses	(315)
Effects of foreign exchange rate changes	(48)

Net liability at June 30, 2013	$1,793

Net policy benefits for life and annuity contracts were $1,793 million at June 30, 2013 and December 31, 2012 as losses incurred during the six months ended June 30, 2013 were offset by paid losses and the impact of foreign exchange.

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

Other than the items discussed below, the Company’s contractual obligations at June 30, 2013 have not changed materially compared to December 31, 2012.

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

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). Employees affected by the termination plans have varying leaving dates, largely through to mid 2014. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service. The Company expects to incur a total pre-tax charge of between $60 and $70 million primarily during 2013 and 2014 related to the restructuring, reflecting the costs related to the termination plans and certain real estate related costs. During the three months and six months ended June 30, 2013, the Company recorded a pre-tax charge of $43 million related to the costs of the restructuring, which were primarily related to the termination plans, within other operating expenses.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity attributable to PartnerRe Ltd. common shareholders’ was $6.4 billion at June 30, 2013, an 8% decrease compared to $6.9 billion at December 31, 2012. The major factors contributing to the decrease in shareholders’ equity attributable to PartnerRe Ltd. during the six months ended June 30, 2013 were:

•

a net decrease of $443 million, due to the repurchase of common shares of $492 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $49 million;

•	dividend payments of $103 million related to both the Company’s common and preferred shares; and

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

•	comprehensive income of $28 million, which was primarily related to net income of $59 million and was partially offset by the change in the currency translation adjustment of $31 million.

See Results of Operations and Review of Net (Loss) Income above for a discussion of the Company’s net income for the six months ended June 30, 2013.

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

Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. For a discussion related to growth in Diluted Tangible Book Value per Share plus accumulated dividends, see Key Financial Measures in Overview above.

The table below sets forth the capital structure of the Company at June 30, 2013 and December 31, 2012 (in millions of U.S. dollars):

	June 30, 2013		December 31, 2012
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	12	894	11
Common shareholders’ equity attributable to PartnerRe Ltd.	5,513	77	6,040	78

Total Capital	$7,180	100%	$7,747	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

The decrease in total capital during the six months ended June 30, 2013 was related to the same factors describing the decrease in shareholders’ equity attributable to PartnerRe Ltd. above.

Indebtedness

There was no change in the Company’s indebtedness at June 30, 2013 compared to December 31, 2012 and the Company did not enter into any short-term borrowing arrangements during the three months ended June 30, 2013. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s indebtedness.

Shareholders’ Equity

Share Repurchases

In March 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At June 30, 2013, the Company had approximately 1.4 million common shares remaining under its current share repurchase authorization and approximately 32.0 million common shares were held in treasury and are available for reissuance.

During the six months ended June 30, 2013, the Company repurchased, under its authorized share repurchase program, 5.5 million of its common shares at a total cost of $492 million, representing an average cost of $89.50 per share. These shares were approximately repurchased at a discount to diluted book value per share at December 31, 2012 of 11%.

Subsequently, during the period from July 1, 2013 to July 31, 2013, the Company repurchased 0.4 million common shares at a total cost of $32 million, representing an average cost of $90.40 per share. Following these repurchases, the Company had approximately 1.1 million common shares remaining under its current share repurchase authorization and approximately 32.4 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

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

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2013 and December 31, 2012, cash and cash equivalents were $1.3 billion and $1.1 billion, respectively. The increase in cash and cash equivalents was primarily due to cash provided by the Company’s investing and operating activities, which was partially utilized to fund the Company’s share repurchases and dividend payments.

Cash flows from operations increased to $231 million for the six months ended June 30, 2013 from $183 million in the same period of 2012. The increase was primarily due to higher underwriting cash flows, which were related to a higher level of premium receipts driven by the increase in gross premiums written and a lower level of loss payments in the six months ended June 30, 2013 compared to the same period of 2012. This increase in cash flows from operations was partially offset by lower investment income.

Net cash provided by investing activities was $489 million in the six months ended June 30, 2013 compared to $324 million during the same period of 2012. The net cash provided by investing activities in the six months ended June 30, 2013 reflects the sale and maturity of investments to fund financing activities as described below.

Net cash used in financing activities was $567 million in the six months ended June 30, 2013 compared to $317 million in the same period of 2012. Net cash used in financing activities in the six months ended June 30, 2013 was primarily related to the Company’s share repurchases, the redemption of the Series C preferred shares and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares. Net cash used in financing activities in the same period of 2012 was related to share repurchases and dividend payments on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Agreements below) or access certain uncommitted facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.2 billion at June 30, 2013, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $13.5 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at June 30, 2013 compared to December 31, 2012. See also Shareholders’ Equity and Capital Resources Management – Liquidity in Item 7 of Part II of the Company’s Annual report on Form 10-K for the year ended December 31, 2012.

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

Currency

See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the six months ended June 30, 2013 and 2012.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $31 million during the six months ended June 30, 2013 due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.

The following table provides a reconciliation of the currency translation adjustment for the six months ended June 30, 2013 (in millions of U.S. dollars):

For the six months ended June 30, 2013
Currency translation adjustment at December 31, 2012	$32
Change in currency translation adjustment included in accumulated other comprehensive loss	(31)

Currency translation adjustment at June 30, 2013	$1

From time to time, the Company enters into net investment hedges. At June 30, 2013, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

See Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency movements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion of market risks at June 30, 2013 focuses only on material changes from December 31, 2012 in the Company’s market risk exposures, or how those exposures are managed.

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

At June 30, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$15,434	5%	$15,045	3%	$14,656	$14,267	(3)%	$13,878	(5)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	717	6	696	3	675	654	(3)	633	(6)
Total invested assets(3)	17,922	5	17,512	2	17,102	16,692	(2)	16,282	(5)
Shareholders’ equity	7,235	13	6,825	6	6,415	6,005	(6)	5,595	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at June 30, 2013 compared to December 31, 2012.

Other than the changes related to the redemption of the Series C preferred shares and the issuance of the Series F preferred shares, the fair value of the Company’s preferred securities did not change significantly at June 30, 2013, compared to December 31, 2012. See Shareholders’ Equity and Capital Resources Management – Redeemable Preferred Shares above for a discussion of the issuance of Series F non-cumulative preferred shares in February 2013 and the redemption of the Series C preferred shares in March 2013.

The fair value of the Company’s outstanding debt obligations decreased modestly at June 30, 2013 compared to December 31, 2012, primarily due to rising U.S. risk-free rates.

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

At June 30, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$15,578	6%	$15,117	3%	$14,656	$14,195	(3)%	$13,734	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	693	3	684	1	675	666	(1)	657	(3)
Total invested assets(3)	18,042	5	17,572	3	17,102	16,632	(3)	16,162	(5)
Shareholders’ equity	7,355	15	6,885	7	6,415	5,945	(7)	5,475	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at June 30, 2013 compared to December 31, 2012.

Foreign Currency Risk

Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar, and Australian dollar. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Condensed Consolidated Financial Statements.

The table below summarizes the Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at June 30, 2013 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total(1)
Total assets	$4,244	$1,165	$1,403	$142	$108	$745	$7,807
Total liabilities	(4,302)	(664)	(905)	(279)	(198)	(1,360)	(7,708)

Total gross foreign currency exposure	(58)	501	498	(137)	(90)	(615)	99
Total derivative amount	144	(29)	(468)	151	106	719	623

Net foreign currency exposure	86	472	30	14	16	104	722

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2013.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At June 30, 2013, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $72 million and $144 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At June 30, 2013, approximately 53% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At June 30, 2013, approximately 75% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) was rated A- or better and 10% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At June 30, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 18% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at June 30, 2013. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 29% of total corporate fixed maturity securities underlying the funds held – directly managed account at June 30, 2013, respectively.

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

•

the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Business – Reserves – Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at June 30, 2013, compared to December 31, 2012. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $964 million, excluding funds holding fixed income securities of $209 million) at June 30, 2013. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at June 30, 2013 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	June 30, 2013	10% Increase	% Change	20% Increase	% Change
Equities(1)	$786	(18)%	$875	(9)%	$964	$1,053	9%	$1,142	18%
Total invested assets(2)	16,924	(1)	17,013	(1)	17,102	17,191	1	17,280	1
Shareholders’ equity	6,237	(3)	6,326	(1)	6,415	6,504	1	6,593	3

(1)	Excludes funds holding fixed income securities of $209 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at June 30, 2013 compared to December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2013, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at June 30, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table provides information about purchases by the Company during the three months ended June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
04/01/2013-04/30/2013	450,000	$92.00	450,000	4,653,426
05/01/2013-05/31/2013	1,465,000	90.09	1,465,000	3,188,426
06/01/2013-06/30/2013	1,776,361	89.17	1,776,361	1,412,065

Total	3,691,361	$89.88	3,691,361

(1)	In March 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in September 2012. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At June 30, 2013, approximately 32.0 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits – Included on page 87.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis

Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2013

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock

Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Board of Directors Compensation Program for Non-Executive Directors.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.