Form 10-Q
period 2013-09-30
PARTNERRE LTD
filed 2013-11-01
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of October 30, 2013 was 53,191,934.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of shareholders’ equity, and of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda

November 1, 2013

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, trading securities, at fair value (amortized cost: 2013, $13,395,474; 2012, $13,653,615)	$13,680,838	$14,395,315
Short-term investments, trading securities, at fair value (amortized cost: 2013, $36,791; 2012, $150,634)	36,781	150,552
Equities, trading securities, at fair value (cost: 2013, $1,036,972; 2012, $1,000,326)	1,122,084	1,094,002
Other invested assets	268,097	333,361

Total investments	15,107,800	15,973,230
Funds held – directly managed (cost: 2013, $800,634; 2012, $895,261)	813,497	930,741
Cash and cash equivalents, at fair value, which approximates amortized cost	1,551,062	1,121,705
Accrued investment income	175,164	184,315
Reinsurance balances receivable	2,564,015	1,991,991
Reinsurance recoverable on paid and unpaid losses	339,169	348,086
Funds held by reinsured companies	831,704	805,489
Deferred acquisition costs	680,972	568,391
Deposit assets	347,419	257,208
Net tax assets	13,688	25,098
Goodwill	456,380	456,380
Intangible assets	193,134	214,270
Other assets	64,203	103,528

Total assets	$23,138,207	$22,980,432

Liabilities
Unpaid losses and loss expenses	$10,564,542	$10,709,371
Policy benefits for life and annuity contracts	1,908,575	1,813,244
Unearned premiums	1,997,853	1,534,625
Other reinsurance balances payable	232,711	238,578
Deposit liabilities	330,233	252,217
Net tax liabilities	293,797	387,647
Accounts payable, accrued expenses and other	365,331	290,265
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,514,031	16,046,936

Shareholders’ Equity
Common shares (par value $1.00; issued: 2013, 86,425,676 shares; 2012, 85,459,905 shares)	86,426	85,460
Preferred shares (par value $1.00; issued and outstanding: 2013, 34,150,000 shares; 2012, 35,750,000 shares; aggregate liquidation value: 2013, $853,750; 2012, $893,750)	34,150	35,750
Additional paid-in capital	3,880,412	3,861,844
Accumulated other comprehensive (loss) income	(6,027)	10,597
Retained earnings	5,183,219	4,952,002
Common shares held in treasury, at cost (2013, 33,197,911 shares; 2012, 26,550,530 shares)	(2,606,493)	(2,012,157)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,571,687	6,933,496
Noncontrolling interests	52,489	—

Total shareholders’ equity	6,624,176	6,933,496

Total liabilities and shareholders’ equity	$23,138,207	$22,980,432

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues
Gross premiums written	$1,281,477	$1,056,076	$4,378,944	$3,786,802

Net premiums written	$1,264,775	$1,043,240	$4,210,525	$3,652,571
Decrease (increase) in unearned premiums	156,694	193,851	(433,740)	(334,772)

Net premiums earned	1,421,469	1,237,091	3,776,785	3,317,799
Net investment income	121,811	135,266	370,017	435,669
Net realized and unrealized investment gains (losses)	16,118	257,429	(260,154)	488,296
Other income	5,399	2,744	13,205	8,143

Total revenues	1,564,797	1,632,530	3,899,853	4,249,907
Expenses
Losses and loss expenses and life policy benefits	750,999	721,137	2,278,793	2,003,759
Acquisition costs	282,948	247,058	758,890	691,388
Other operating expenses	108,467	94,697	369,340	299,055
Interest expense	12,233	12,224	36,694	36,668
Amortization of intangible assets	7,045	8,893	21,136	26,679
Net foreign exchange losses (gains)	1,279	2,015	9,822	(3,165)

Total expenses	1,162,971	1,086,024	3,474,675	3,054,384
Income before taxes and interest in earnings of equity investments	401,826	546,506	425,178	1,195,523
Income tax expense	70,232	64,149	37,338	181,458
Interest in earnings of equity investments	5,941	4,349	9,677	8,929

Net income	337,535	486,706	397,517	1,022,994
Net income attributable to noncontrolling interests	(4,112)	—	(5,296)	—

Net income attributable to PartnerRe Ltd.	333,423	486,706	392,221	1,022,994
Preferred dividends	14,184	15,405	43,678	46,216
Loss on redemption of preferred shares	—	—	9,135	—

Net income attributable to PartnerRe Ltd. common shareholders	$319,239	$471,301	$339,408	$976,778

Comprehensive income
Net income attributable to PartnerRe Ltd.	$333,423	$486,706	$392,221	$1,022,994
Change in currency translation adjustment	14,432	32,992	(16,912)	31,042
Change in unfunded pension obligation, net of tax	114	(590)	980	(165)
Change in unrealized losses on investments	(229)	(237)	(692)	(718)

Total other comprehensive income (loss), net of tax	14,317	32,165	(16,624)	30,159

Comprehensive income attributable to PartnerRe Ltd.	$347,740	$518,871	$375,597	$1,053,153

Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$5.95	$7.62	$6.04	$15.34
Diluted net income	$5.84	$7.53	$5.93	$15.19
Weighted average number of common shares outstanding	53,671,245	61,837,328	56,176,260	63,679,114
Weighted average number of common shares and common share equivalents outstanding	54,625,151	62,606,761	57,217,561	64,284,125
Dividends declared per common share	$0.64	$0.62	$1.92	$1.86

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Common shares
Balance at beginning of period	$85,460	$84,767
Issuance of common shares	966	437

Balance at end of period	86,426	85,204
Preferred shares
Balance at beginning of period	35,750	35,750
Issuance of preferred shares	10,000	—
Redemption of preferred shares	(11,600)	—

Balance at end of period	34,150	35,750
Additional paid-in capital
Balance at beginning of period	3,861,844	3,803,796
Issuance of common shares	56,568	36,845
Issuance of preferred shares	231,265	—
Redemption of preferred shares	(269,265)	—

Balance at end of period	3,880,412	3,840,641
Accumulated other comprehensive (loss) income
Balance at beginning of period	10,597	(12,644)
Currency translation adjustment
Balance at beginning of period	32,755	4,267
Change in currency translation adjustment	(16,912)	31,042

Balance at end of period	15,843	35,309
Unfunded pension obligation
Balance at beginning of period	(27,370)	(23,076)
Change in unfunded pension obligation	980	(165)

Balance at end of period (net of tax: 2013, $7,752; 2012, $6,605)	(26,390)	(23,241)
Unrealized gain on investments
Balance at beginning of period	5,212	6,165
Change in unrealized losses on investments	(692)	(718)

Balance at end of period (net of tax: 2013 and 2012: $nil)	4,520	5,447

Balance at end of period	(6,027)	17,515
Retained earnings
Balance at beginning of period	4,952,002	4,035,103
Net income	397,517	1,022,994
Net income attributable to noncontrolling interests	(5,296)	—
Dividends on common shares	(108,191)	(118,152)
Dividends on preferred shares	(43,678)	(46,216)
Loss on redemption of preferred shares	(9,135)	—

Balance at end of period	5,183,219	4,893,729
Common shares held in treasury
Balance at beginning of period	(2,012,157)	(1,479,230)
Repurchase of common shares	(594,336)	(314,607)

Balance at end of period	(2,606,493)	(1,793,837)

Total shareholders’ equity attributable to PartnerRe Ltd.	$6,571,687	$7,079,002
Noncontrolling interests	52,489	—

Total shareholders’ equity	$6,624,176	$7,079,002

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Cash flows from operating activities
Net income	$397,517	$1,022,994
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	119,468	99,722
Amortization of intangible assets	21,136	26,679
Net realized and unrealized investment losses (gains)	260,154	(488,296)
Changes in:
Reinsurance balances, net	(592,380)	(202,270)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	65,593	59,536
Funds held by reinsured companies and funds held – directly managed	76,159	110,096
Deferred acquisition costs	(111,562)	(51,722)
Net tax assets and liabilities	(83,379)	89,900
Unpaid losses and loss expenses including life policy benefits	(65,725)	(557,411)
Unearned premiums	433,740	334,772
Other net changes in operating assets and liabilities	63,014	25,355

Net cash provided by operating activities	583,735	469,355
Cash flows from investing activities
Sales of fixed maturities	5,831,364	5,016,192
Redemptions of fixed maturities	1,002,991	705,423
Purchases of fixed maturities	(6,501,873)	(5,649,511)
Sales and redemptions of short-term investments	290,011	61,903
Purchases of short-term investments	(176,339)	(176,068)
Sales of equities	595,848	574,612
Purchases of equities	(556,303)	(577,652)
Other, net	98,813	33,891

Net cash provided by (used in) investing activities	584,512	(11,210)
Cash flows from financing activities
Dividends paid to shareholders	(151,869)	(164,368)
Repurchase of common shares	(619,534)	(312,291)
Issuance of common shares	37,193	19,117
Net proceeds from issuance of preferred shares	241,265	—
Repurchase of preferred shares	(290,000)	—
Sale of shares to noncontrolling interests	47,136	—

Net cash used in financing activities	(735,809)	(457,542)
Effect of foreign exchange rate changes on cash	(3,081)	(6,498)
Increase (decrease) in cash and cash equivalents	429,357	(5,895)
Cash and cash equivalents—beginning of period	1,121,705	1,342,257

Cash and cash equivalents—end of period	$1,551,062	$1,336,362

Supplemental cash flow information:
Taxes paid	$148,522	$105,059
Interest paid	$24,630	$24,630

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2013 and December 31, 2012, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,495,749	$—	$1,495,749
U.S. states, territories and municipalities	—	16,659	289,135	305,794
Non-U.S. sovereign government, supranational and government related	—	2,343,751	—	2,343,751
Corporate	—	5,942,359	99,627	6,041,986
Asset-backed securities	—	704,174	453,753	1,157,927
Residential mortgage-backed securities	—	2,293,874	—	2,293,874
Other mortgage-backed securities	—	41,757	—	41,757

Fixed maturities	$—	$12,838,323	$842,515	$13,680,838
Short-term investments	$—	$36,781	$—	$36,781
Equities
Real estate investment trusts	$168,985	$—	$—	$168,985
Energy	156,254	—	—	156,254
Finance	105,025	10,057	14,285	129,367
Consumer noncyclical	119,194	—	—	119,194
Communications	64,026	—	2,143	66,169
Technology	51,535	—	9,150	60,685
Industrials	45,181	—	—	45,181
Consumer cyclical	44,566	—	—	44,566
Utilities	38,481	—	—	38,481
Insurance	36,481	—	—	36,481
Other	20,559	—	—	20,559
Mutual funds and exchange traded funds	48,126	180,362	7,674	236,162

Equities	$898,413	$190,419	$33,252	$1,122,084
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$4,188	$—	$4,188
Credit default swaps (assumed risks)	—	49	—	49
Insurance-linked securities	—	—	175	175
Interest rate swaps	—	150	—	150
TBAs	—	7,256	—	7,256
Other
Notes and loan receivables and notes securitization	—	—	47,781	47,781
Annuities and residuals	—	—	26,939	26,939
Private equities	—	—	21,878	21,878
Derivative liabilities
Foreign exchange forward contracts	—	(5,470)	—	(5,470)
Foreign currency option contracts	—	(821)	—	(821)
Futures contracts	(61,909)	—	—	(61,909)
Credit default swaps (protection purchased)	—	(231)	—	(231)
Insurance-linked securities	—	—	(390)	(390)
Total return swaps	—	—	(732)	(732)
Interest rate swaps	—	(4,614)	—	(4,614)

Other invested assets	$(61,909)	$507	$95,651	$34,249
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$167,808	$—	$167,808
U.S. states, territories and municipalities	—	—	298	298
Non-U.S. sovereign government, supranational and government related	—	192,823	—	192,823
Corporate	—	258,946	—	258,946
Short-term investments	—	2,389	—	2,389
Other invested assets	—	—	15,566	15,566

Funds held – directly managed	$—	$621,966	$15,864	$637,830

Total	$836,504	$13,687,996	$987,282	$15,511,782

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,130,924	$—	$1,130,924
U.S. states, territories and municipalities	—	10,151	233,235	243,386
Non-U.S. sovereign government, supranational and government related	—	2,375,673	—	2,375,673
Corporate	—	6,554,934	100,904	6,655,838
Asset-backed securities	—	400,336	323,134	723,470
Residential mortgage-backed securities	—	3,199,924	—	3,199,924
Other mortgage-backed securities	—	66,100	—	66,100

Fixed maturities	$—	$13,738,042	$657,273	$14,395,315
Short-term investments	$—	$150,552	$—	$150,552
Equities
Consumer noncyclical	$130,526	$—	$—	$130,526
Energy	118,213	—	—	118,213
Finance	79,456	7,472	13,477	100,405
Technology	71,927	—	6,987	78,914
Real estate investment trusts	66,846	—	—	66,846
Communications	65,722	—	—	65,722
Consumer cyclical	62,526	—	—	62,526
Industrials	59,242	—	—	59,242
Insurance	39,132	—	—	39,132
Other	60,913	—	—	60,913
Mutual funds and exchange traded funds	34,053	270,246	7,264	311,563

Equities	$788,556	$277,718	$27,728	$1,094,002
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,889	$—	$7,889
Foreign currency option contracts	—	1,410	—	1,410
Futures contracts	1,956	—	—	1,956
Credit default swaps (protection purchased)	—	6	—	6
Credit default swaps (assumed risks)	—	512	—	512
Total return swaps	—	—	6,630	6,630
TBAs	—	115	—	115
Other
Notes and loan receivables and notes securitization	—	—	34,902	34,902
Annuities and residuals	—	—	46,882	46,882
Private equities	—	—	1,404	1,404
Derivative liabilities
Foreign exchange forward contracts	—	(17,395)	—	(17,395)
Foreign currency option contracts	—	(186)	—	(186)
Futures contracts	(1,352)	—	—	(1,352)
Credit default swaps (protection purchased)	—	(807)	—	(807)
Insurance-linked securities	—	—	(2,173)	(2,173)
Total return swaps	—	—	(546)	(546)
Interest rate swaps	—	(7,880)	—	(7,880)
TBAs	—	(163)	—	(163)

Other invested assets	$604	$(16,499)	$87,099	$71,204
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,696	$—	$218,696
U.S. states, territories and municipalities	—	—	345	345
Non-U.S. sovereign government, supranational and government related	—	233,987	—	233,987
Corporate	—	362,243	—	362,243
Other invested assets	—	—	17,976	17,976

Funds held – directly managed	$—	$814,926	$18,321	$833,247

Total	$789,160	$14,964,739	$790,421	$16,544,320

At September 30, 2013 and December 31, 2012, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $233.9 million and $262.2 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $637.8 million and $833.2 million at September 30, 2013 and December 31, 2012, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $33.9 million and $53.7 million, respectively, and accrued investment income of $8.9 million and $10.2 million, respectively. At September 30, 2013 and December 31, 2012, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $132.9 million and $33.6 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

At September 30, 2013 and December 31, 2012, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months and nine months ended September 30, 2013 and the three months ended September 30, 2012, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they were trading in an active market at September 30, 2012.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At September 30, 2013 and December 31, 2012, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2013 and 2012 (in thousands of U.S. dollars):

For the three months ended September 30, 2013	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Settlements and sales (1)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$219,163	$8,431	$61,706	$(165)	$—	$289,135	$8,431
Corporate	99,896	(269)	—	—	—	99,627	(269)
Asset-backed securities	426,288	4,800	86,442	(63,777)	—	453,753	(3,043)

Fixed maturities	$745,347	$12,962	$148,148	$(63,942)	$—	$842,515	$5,119
Equities
Finance	$13,000	$1,285	$—	$—	$—	$14,285	$1,285
Communications	2,040	103	—	—	—	2,143	103
Technology	8,012	1,138	—	—	—	9,150	1,138
Mutual funds and exchange traded funds	7,549	125	—	—	—	7,674	125

Equities	$30,601	$2,651	$—	$—	$—	$33,252	$2,651
Other invested assets
Derivatives, net	$2,333	$(1,885)	$—	$(1,395)	$—	$(947)	$(140)
Notes and loan receivables and notes securitization	44,224	3,250	1,248	(941)	—	47,781	3,250
Annuities and residuals	30,555	413	—	(4,029)	—	26,939	166
Private equities	21,100	(299)	1,077	—	—	21,878	(299)

Other invested assets	$98,212	$1,479	$2,325	$(6,365)	$—	$95,651	$2,977
Funds held – directly managed
U.S. states, territories and municipalities	$337	$(39)	$—	$—	$—	$298	$(39)
Other invested assets	15,207	1,045	—	(686)	—	15,566	1,045

Funds held – directly managed	$15,544	$1,006	$—	$(686)	$—	$15,864	$1,006

Total	$889,704	$18,098	$150,473	$(70,993)	$—	$987,282	$11,753

(1)	Settlements and sales of asset-backed securities and derivatives include sales of $13.7 million and $1.4 million, respectively.

For the three months ended September 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Settlements and sales	Net transfers (out of)/ into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$117,235	$1,618	$90,050	$(83)	$—	$208,820	$1,618
Corporate	111,070	681	56	(3,250)	—	108,557	582
Asset-backed securities	290,371	699	59,724	(21,605)	—	329,189	739

Fixed maturities	$518,676	$2,998	$149,830	$(24,938)	$—	$646,566	$2,939
Equities
Finance	$19,422	$750	$—	$—	$(6,800)	$13,372	$750
Technology	7,192	(99)	—	—	—	7,093	(99)
Mutual funds and exchange traded funds	6,760	311	—	—	—	7,071	311

Equities	$33,374	$962	$—	$—	$(6,800)	$27,536	$962
Other invested assets
Derivatives, net	$1,207	$3,152	$—	$—	$—	$4,359	$4,168
Notes and loan receivables and notes securitization	44,304	3,473	1,209	(19,958)	—	29,028	1,654
Annuities and residuals	27,225	6,314	23,642	(14,899)	—	42,282	2,641
Private equities	1,000	(141)	450	—	—	1,309	(141)

Other invested assets	$73,736	$12,798	$25,301	$(34,857)	$—	$76,978	$8,322
Funds held – directly managed
U.S. states, territories and municipalities	$321	$8	$—	$—	$—	$329	$8
Other invested assets	15,076	2,460	—	—	—	17,536	2,460

Funds held – directly managed	$15,397	$2,468	$—	$—	$—	$17,865	$2,468

Total	$641,183	$19,226	$175,131	$(59,795)	$(6,800)	$768,945	$14,691

During the three months ended September 30, 2012, an equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it was valued using observable inputs at September 30, 2012.

The following tables are reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2013 and 2012 (in thousands of U.S. dollars):

For the nine months ended September 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(5,427)	$61,706	$(379)	$—	$289,135	$(5,427)
Corporate	100,904	(1,277)	—	—	—	99,627	(1,277)
Asset-backed securities	323,134	478	241,607	(111,466)	—	453,753	(7,182)

Fixed maturities	$657,273	$(6,226)	$303,313	$(111,845)	$—	$842,515	$(13,886)
Equities
Finance	$13,477	$808	$—	$—	$—	$14,285	$808
Communications	—	103	2,040	—	—	2,143	103
Technology	6,987	2,163	—	—	—	9,150	2,163
Mutual funds and exchange traded funds	7,264	410	—	—	—	7,674	410

Equities	$27,728	$3,484	$2,040	$—	$—	$33,252	$3,484
Other invested assets
Derivatives, net	$3,911	$(6,084)	$121	$1,105	$—	$(947)	$(349)
Notes and loan receivables and notes securitization	34,902	1,867	14,598	(3,586)	—	47,781	1,867
Annuities and residuals	46,882	506	—	(20,449)	—	26,939	481
Private equities	1,404	(3,811)	24,285	—	—	21,878	(3,811)

Other invested assets	$87,099	$(7,522)	$39,004	$(22,930)	$—	$95,651	$(1,812)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(47)	$—	$—	$—	$298	$(47)
Other invested assets	17,976	(1,653)	—	(757)	—	15,566	(589)

Funds held – directly managed	$18,321	$(1,700)	$—	$(757)	$—	$15,864	$(636)

Total	$790,421	$(11,964)	$344,357	$(135,532)	$—	$987,282	$(12,850)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.
(2)	Settlements and sales of asset-backed securities, derivatives and annuities and residuals include sales of $13.7 million, $1.4 million and $6.3 million, respectively.

For the nine months ended September 30, 2012	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers (out of)/ into Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$111,415	$2,900	$94,750	$(245)	$—	$208,820	$2,900
Corporate	111,700	111	120	(3,374)	—	108,557	(2)
Asset-backed securities	257,415	8,892	142,314	(79,432)	—	329,189	8,771

Fixed maturities	$480,530	$11,903	$237,184	$(83,051)	$—	$646,566	$11,669
Equities
Finance	$9,670	$3,702	$6,800	$—	$(6,800)	$13,372	$3,702
Technology	—	(99)	7,192	—	—	7,093	(99)
Mutual funds and exchange traded funds	6,495	576	—	—	—	7,071	576

Equities	$16,165	$4,179	$13,992	$—	$(6,800)	$27,536	$4,179
Other invested assets
Derivatives, net	$5,622	$4,157	$(5,420)	$—	$—	$4,359	$4,874
Notes and loan receivables and notes securitization	63,565	9,944	36,834	(81,315)	—	29,028	2,402
Annuities and residuals	27,840	8,661	25,065	(19,284)	—	42,282	3,543
Private equities	—	(141)	1,450	—	—	1,309	(141)

Other invested assets	$97,027	$22,621	$57,929	$(100,599)	$—	$76,978	$10,678
Funds held – directly managed
U.S. states, territories and municipalities	$334	$(5)	$—	$—	$—	$329	$(5)
Other invested assets	15,433	2,103	—	—	—	17,536	2,103

Funds held – directly managed	$15,767	$2,098	$—	$—	$—	$17,865	$2,098

Total	$609,489	$40,801	$309,105	$(183,650)	$(6,800)	$768,945	$28,624

(1)	Purchases and issuances of derivatives includes issuances of $5.7 million.

During the nine months ended September 30, 2012, an equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it was valued using observable inputs at September 30, 2012.

The following tables show the significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at September 30, 2013 and December 31, 2012 (in thousands of U.S. dollars):

September 30, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$289,135	Discounted cash flow	Credit spreads	2.8% - 10.1% (3.7%)
Asset-backed securities – interest only	25	Discounted cash flow	Credit spreads	6.0% - 11.2% (9.0%)
			Prepayment speed	20.0% (20.0%)
Asset-backed securities – other	453,728	Discounted cash flow	Credit spreads	4.0% - 12.2% (7.2%)
Equities
Finance	14,285	Weighted market	Net income multiple	14.6 (14.6)
		comparables	Tangible book value multiple	1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
			Comparable return	10.0% (10.0%)
Technology	9,150	Weighted market	Revenue multiple	2.0 (2.0)
		comparables	Adjusted earnings multiple	12.9 (12.9)
			Liquidity discount	25.0% (25.0%)
			Comparable return	14.2% (14.2%)
Communications	2,143	Weighted market	Adjusted earnings multiple	10.2 (10.2)
		comparables	Comparable return	5% (5%)
Other invested assets
Total return swaps	(732)	Discounted cash flow	Credit spreads	20.2% (20.2%)

Notes and loan receivables	27,674	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.2 - 1.6 (1.5)
Notes securitization	20,107	Discounted cash flow	Credit spreads	6.4% (6.4%)
Annuities and residuals	26,939	Discounted cash flow	Credit spreads	4.6% - 9.0% (6.4%)
			Prepayment speed	0% - 15.0% (7.0%)
			Constant default rate	0.3% - 35.0% (13.0%)
Private equity	15,259	Liquidation analysis	Net assets, as reported	100.0% (100.0%)
			Recoverability of intangible assets	0% (0%)
Private equity fund	6,619	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	2.4% - 9.7% (4.6%)
Funds held – directly managed
Other invested assets	15,566	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-12.9% - 0% (-11.4%)

December 31, 2012	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$233,235	Discounted cash flow	Credit spreads	2.8% - 4.5% (3.7%)
Asset-backed securities – interest only	12,625	Discounted cash flow	Credit spreads	6.8% - 11.7% (9.1%)
			Prepayment speed	20.0% (20.0%)
Asset-backed securities – other	310,509	Discounted cash flow	Credit spreads	4.0% - 12.2% (7.6%)
Equities
Finance	13,477	Weighted market
		comparables	Comparable return	0.8% (0.8%)
Technology	6,987	Weighted market
		comparables	Comparable return	-1.5% (-1.5%)
Other invested assets
Total return swaps	6,084	Discounted cash flow	Credit spreads	2.6% - 4.6% (3.2%)
Notes and loan receivables	24,902	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.7 - 2.1 (1.8)
Notes securitization	10,000	Discounted cash flow	Credit spreads	6.5% (6.5%)
Annuities and residuals	46,882	Discounted cash flow	Credit spreads	4.7% - 9.9% (7.2%)
			Prepayment speed	0% - 15.0% (7.6%)
			Constant default rate	2.3% - 35.0% (13.2%)
Private equity fund	1,404	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	7.3% (7.3%)
Funds held – directly managed
Other invested assets	17,976	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-38.1% - 0% (-12.1%)

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Fixed maturities and short-term investments	$10,259	$150,046	$(457,168)	$230,862
Equities	(891)	51,260	(8,540)	69,068
Other invested assets	3,021	1,574	(4,047)	19,734
Funds held – directly managed	(907)	9,425	(22,322)	18,216

Total	$11,482	$212,305	$(492,077)	$337,880

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

Fixed maturities

•	U.S. government and government sponsored enterprises—U.S. government and government sponsored enterprises securities consist primarily of bonds issued by the U.S. Treasury, corporate debt securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Home Loan Bank and the Private Export Funding Corporation. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2.

•	U.S. states, territories and municipalities—U.S. states, territories and municipalities securities consist primarily of bonds issued by U.S. states, territories and municipalities. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2. Certain of the bonds that are issued by municipal housing authorities are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these U.S. states, territories and municipalities securities classified as Level 3 is credit spreads. A significant increase (decrease) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

•	Non-U.S. sovereign government, supranational and government related—Non-U.S. sovereign government, supranational and government related securities consist primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2.

•	Corporate—Corporate securities consist primarily of bonds issued by U.S. and foreign corporations covering a variety of industries and issuing countries. These securities are generally priced by independent pricing services and brokers. The pricing provider incorporates information including credit spreads, interest rate data and market news into the valuation of each security. The Company generally classifies these securities in Level 2. When a corporate security is inactively traded or the valuation model uses unobservable inputs, the Company classifies the security in Level 3.

•	Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable inputs used in the fair value measurement of these asset-backed securities classified as Level 3 are prepayment speeds and credit spreads. Significant increases (decreases) in these prepayment speeds and credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

•	Residential mortgage-backed securities—Residential mortgage-backed securities primarily consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. With the exception of private, non-agency issuers, these residential mortgage-backed securities are generally priced by independent pricing services and brokers. When current market trades are not available, the pricing provider or the Company will employ proprietary models with observable inputs including other trade information, prepayment speeds, yield curves and credit spreads. The Company generally classifies these securities in Level 2.

•	Other mortgage-backed securities—Other mortgage-backed securities primarily consist of commercial mortgage-backed securities. These securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2.

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

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives; notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) perform a liquidation analysis using investee company financial statements, that are generally audited on an annual basis, adjusted if necessary for the recoverability of intangible assets; (iii) develop an internal discounted cash flow model to measure fair value; or (iv) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates and gross revenue to fair value ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increase (decrease) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At September 30, 2013 and December 31, 2012, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value:

•	the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at September 30, 2013 and December 31, 2012; and

•	the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at September 30, 2013 and December 31, 2012.

The carrying values and fair values of the Senior Notes and CENts at September 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$852,507	$750,000	$859,367
Debt related to capital efficient notes (2)	63,384	61,853	63,384	66,990

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

At September 30, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at September 30, 2013. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

Insurance-Linked Securities

The Company enters into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks for the weather derivatives and longevity risk for the longevity total return swaps.

Total Return and Interest Rate Swaps and Interest Rate Derivatives

The Company enters into total return swaps referencing various project, investments and principal finance obligations. The Company enters into interest rate swaps to mitigate the interest rate risk on certain of the total return swaps and certain fixed maturity investments. The Company also uses other interest rate derivatives to mitigate exposure to interest rate volatility.

To-Be-Announced Mortgage-Backed Securities

The Company utilizes TBAs as part of its overall investment strategy and to enhance investment performance.

The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
September 30, 2013	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$4,188	$(5,470)	$2,069,416	$(1,282)
Foreign currency option contracts	—	(821)	93,438	(821)
Futures contracts	—	(61,909)	4,527,222	(61,909)
Credit default swaps (protection purchased)	—	(231)	34,000	(231)
Credit default swaps (assumed risks)	49	—	5,000	49
Insurance-linked securities (1)	175	(390)	140,744	(215)
Total return swaps	—	(732)	7,657	(732)
Interest rate swaps (2)	150	(4,614)	60,080	(4,464)
TBAs	7,256	—	192,040	7,256

Total derivatives	$11,818	$(74,167)		$(62,349)

	Asset	Liability	Net derivatives
	derivatives	derivatives	Net notional
December 31, 2012	at fair value	at fair value	exposure	Fair value
Foreign exchange forward contracts	$7,889	$(17,395)	$2,170,914	$(9,506)
Foreign currency option contracts	1,410	(186)	133,377	1,224
Futures contracts	1,956	(1,352)	3,981,107	604
Credit default swaps (protection purchased)	6	(807)	55,000	(801)
Credit default swaps (assumed risks)	512	—	17,500	512
Insurance-linked securities (1)	—	(2,173)	135,964	(2,173)
Total return swaps	6,630	(546)	68,730	6,084
Interest rate swaps (2)	—	(7,880)	—	(7,880)
TBAs	115	(163)	155,760	(48)

Total derivatives	$18,518	$(30,502)		$(11,984)

(1)	At September 30, 2013 and December 31, 2012, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Accordingly, the notional value of interest rate swaps on certain total return swaps is not presented separately in the table.

The fair value of all derivatives at September 30, 2013 and December 31, 2012 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Foreign exchange forward contracts	$17	$21,976	$(36,457)	$41,686
Foreign currency option contracts	(799)	1,061	(4,639)	2,559

Total included in net foreign exchange gains and losses	$(782)	$23,037	$(41,096)	$44,245
Futures contracts	$(30,233)	$(14,979)	$55,143	$(34,758)
Credit default swaps (protection purchased)	(6)	(250)	(126)	(861)
Credit default swaps (assumed risks)	7	398	122	1,709
Insurance-linked securities	(110)	3,934	(660)	5,160
Total return swaps	(1,762)	(773)	(5,421)	(1,242)
Interest rate swaps	240	(200)	3,416	(402)
TBAs	3,858	2,568	(5,839)	7,446

Total included in net realized and unrealized investment gains and losses	$(28,006)	$(9,302)	$46,635	$(22,948)
Total derivatives	$(28,788)	$13,735	$5,539	$21,297

Offsetting of Derivatives

The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 were as follows (in thousands of U.S. dollars):

		Gross	Net amounts of	Gross amounts not offset
	Gross	amounts	assets/ liabilities	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
September 30, 2013	recognized (1)	balance sheet	balance sheet	instruments	received/pledged	Net amount
Total derivative assets	$11,818	$—	$11,818	$1,739	$—	$13,557
Total derivative liabilities	$(74,167)	$—	$(74,167)	$(1,739)	$4,260	$(71,646)

December 31, 2012
Total derivative assets	$18,518	$—	$18,518	$(12,051)	$—	$6,467
Total derivative liabilities	$(30,502)	$—	$(30,502)	$12,051	$—	$(18,451)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

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

6. Net Income per Share

The reconciliation of basic and diluted net income per share for the three months and nine months ended September 30, 2013 and 2012 is as follows (in thousands of U.S. dollars, except per share amounts):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Numerator:
Net income attributable to PartnerRe Ltd.	$333,423	$486,706	$392,221	$1,022,994
Less: preferred dividends	(14,184)	(15,405)	(43,678)	(46,216)
Less: loss on redemption of preferred shares	—	—	(9,135)	—

Net income attributable to PartnerRe Ltd. common shareholders	$319,239	$471,301	$339,408	$976,778

Denominator:
Weighted number of common shares outstanding—basic	53,671,245	61,837,328	56,176,260	63,679,114
Share options and other (1)	953,906	769,433	1,041,301	605,011

Weighted average number of common shares and common share equivalents outstanding—diluted	54,625,151	62,606,761	57,217,561	64,284,125

Basic net income per share	$5.95	$7.62	$6.04	$15.34
Diluted net income per share(1)	$5.84	$7.53	$5.93	$15.19

(1)	At September 30, 2013 and 2012, share based awards to purchase 140.5 thousand and 1,233.3 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

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

Lorenz Re is considered to be a variable interest entity. The Company has concluded that it is the primary beneficiary as it has the power to direct and has more than an insignificant economic interest in the activities of Lorenz Re. Lorenz Re is consolidated by the Company and all inter-company balances and transactions are eliminated. Net income and shareholders’ equity attributable to Lorenz Re’s third party investors are recorded in the Condensed Consolidated Financial Statements as noncontrolling interests.

At September 30, 2013, the total assets of Lorenz Re were $100.9 million, primarily consisting of cash and investments, and the total liabilities were $18.9 million, primarily consisting of unearned premiums and unpaid losses and loss expenses. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the nine months ended September 30, 2013 is as follows (in thousands of U.S. dollars):

Total
2013
Balance at January 1	$—
Net income attributable to noncontrolling interests	5,296
Sale of shares to noncontrolling interests	47,193

Balance at September 30	$52,489

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At September 30, 2013 and December 31, 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $2.7 million and $3.0 million, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At September 30, 2013, the Company’s notes receivable of $33.3 million were all performing and were collateralized by residential property and commercial property of $25.5 million and $7.8 million, respectively. At December 31, 2012, the Company’s notes receivable of $46.7 million were all performing and were collateralized by residential property and commercial property of $31.3 million and $15.4 million, respectively.

The Company purchased $1.9 million and $29.0 million of financing receivables during the three months and nine months ended September 30, 2013, respectively. The Company purchased $0.2 million and $37.6 million of financing receivables during the three months and nine months ended September 30, 2012, respectively. There were no sales of financing receivables during the three months and nine months ended September 30, 2013 and 2012, however, the outstanding balances were reduced by settlements of the underlying debt.

(b) Employment Agreements

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. Employees affected by the termination plans have varying leaving dates, largely through to mid-2014. The Company expects to incur a charge, totaling between $60 million and $70 million to be incurred primarily in 2013 with the remainder expected to be incurred in 2014.

During the three months and nine months ended September 30, 2013, the Company recorded pre-tax charges of $2.4 million and $45.7 million, respectively, related to the expected costs of the restructuring, which were primarily related to the termination plans, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

In connection with the restructuring, and included within the total expected costs of between $60 million and $70 million announced by the Company in April 2013, the Company expects to incur a charge of approximately $10 million related to certain real estate costs in the fourth quarter of 2013, with further real estate related charges totaling between $5 million and $10 million expected to be incurred in 2014.

(c) Legal Proceedings

There has been no significant change in legal proceedings at September 30, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(d) Taxation

As part of the 2014 Budget proposals, the French government has proposed tax legislation changes. These proposals would temporarily increase the corporation income tax rate from 36% to 38% and could limit the deductibility of interest payments to non-French affiliates. These changes may be effective retroactively to January 1, 2013. These proposals have not been enacted into the French tax code and, therefore, may be modified during the French legislative process. It is expected that the 2014 Budget proposals, including any tax proposals, will be finalized and enacted into law in December 2013. The Company is in the process of monitoring and evaluating the impact of these developments on its operations. The Company may incur a charge in the fourth quarter of 2013 relating to these tax proposals, which may be material, when these proposed tax changes are finalized and enacted into the French tax code. The Company is not currently able to determine a reasonable estimate of the amount of the charge given the uncertainty that exists related to these proposals.

9. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On April 18, 2013, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $500 million to $50 million and reduce its access to a revolving line of credit from $375 million to $50 million. This facility expired on July 15, 2013 and was not renewed.

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

The following tables provide a summary of the segment results for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended September 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$409	$157	$396	$79	$1,041	$235	$5	$1,281
Net premiums written	$408	$157	$389	$72	$1,026	$234	$5	$1,265
Decrease (increase) in unearned premiums	17	38	(7)	99	147	9	—	156

Net premiums earned	$425	$195	$382	$171	$1,173	$243	$5	$1,421
Losses and loss expenses and life policy benefits	(197)	(90)	(228)	(42)	(557)	(195)	1	(751)
Acquisition costs	(101)	(50)	(92)	(16)	(259)	(24)	—	(283)

Technical result	$127	$55	$62	$113	$357	$24	$6	$387
Other income					2	3	—	5
Other operating expenses					(62)	(17)	(29)	(108)

Underwriting result					$297	$10	n/a	$284
Net investment income						15	107	122

Allocated underwriting result (1)						$25	n/a	n/a
Net realized and unrealized investment gains							16	16
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(1)	(1)
Income tax expense							(70)	(70)
Interest in earnings of equity investments							6	6

Net income							n/a	$338

Loss ratio (2)	46.3%	46.0%	59.8%	24.5%	47.5%
Acquisition ratio (3)	23.9	25.7	24.0	9.0	22.1

Technical ratio (4)	70.2%	71.7%	83.8%	33.5%	69.6%
Other operating expense ratio (5)					5.3

Combined ratio (6)					74.9%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended September 30, 2012

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$311	$123	$360	$75	$869	$187	$—	$1,056
Net premiums written	$311	$122	$354	$69	$856	$187	$—	$1,043
Decrease in unearned premiums	24	50	9	99	182	8	4	194

Net premiums earned	$335	$172	$363	$168	$1,038	$195	$4	$1,237
Losses and loss expenses and life policy benefits	(251)	(110)	(161)	(39)	(561)	(157)	(3)	(721)
Acquisition costs	(83)	(42)	(79)	(15)	(219)	(27)	(1)	(247)

Technical result	$1	$20	$123	$114	$258	$11	$—	$269
Other income					1	1	1	3
Other operating expenses					(58)	(12)	(25)	(95)

Underwriting result					$201	$—	n/a	$177
Net investment income						15	120	135

Allocated underwriting result						$15	n/a	n/a
Net realized and unrealized investment gains							257	257
Interest expense							(12)	(12)
Amortization of intangible assets							(9)	(9)
Net foreign exchange losses							(2)	(2)
Income tax expense							(64)	(64)
Interest in earnings of equity investments							5	5

Net income							n/a	$487

Loss ratio	74.9%	63.9%	44.4%	23.3%	54.1%
Acquisition ratio	24.8	24.9	21.7	8.8	21.1

Technical ratio	99.7%	88.8%	66.1%	32.1%	75.2%
Other operating expense ratio					5.5

Combined ratio					80.7%

Segment Information

For the nine months ended September 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,228	$690	$1,253	$478	$3,649	$722	$8	$4,379
Net premiums written	$1,215	$682	$1,159	$433	$3,489	$715	$7	$4,211
Increase in unearned premiums	(99)	(152)	(68)	(97)	(416)	(17)	(1)	(434)

Net premiums earned	$1,116	$530	$1,091	$336	$3,073	$698	$6	$3,777
Losses and loss expenses and life policy benefits	(682)	(263)	(697)	(81)	(1,723)	(558)	2	(2,279)
Acquisition costs	(253)	(134)	(257)	(33)	(677)	(82)	—	(759)

Technical result	$181	$133	$137	$222	$673	$58	$8	$739
Other income					3	9	1	13
Other operating expenses					(189)	(52)	(128)	(369)

Underwriting result					$487	$15	n/a	$383
Net investment income						45	325	370

Allocated underwriting result						$60	n/a	n/a
Net realized and unrealized investment losses							(260)	(260)
Interest expense							(37)	(37)
Amortization of intangible assets							(21)	(21)
Net foreign exchange losses							(10)	(10)
Income tax expense							(37)	(37)
Interest in earnings of equity investments							10	10

Net income							n/a	$398

Loss ratio	61.1%	49.7%	63.9%	24.2%	56.1%
Acquisition ratio	22.7	25.2	23.6	9.7	22.0

Technical ratio	83.8%	74.9%	87.5%	33.9%	78.1%
Other operating expense ratio					6.1

Combined ratio					84.2%

Segment Information

For the nine months ended September 30, 2012

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$924	$600	$1,178	$475	$3,177	$604	$6	$3,787
Net premiums written	$922	$596	$1,098	$429	$3,045	$601	$6	$3,652
Increase in unearned premiums	(59)	(100)	(64)	(98)	(321)	(12)	(1)	(334)

Net premiums earned	$863	$496	$1,034	$331	$2,724	$589	$5	$3,318
Losses and loss expenses and life policy benefits	(568)	(327)	(569)	(58)	(1,522)	(479)	(3)	(2,004)
Acquisition costs	(218)	(120)	(241)	(30)	(609)	(82)	—	(691)

Technical result	$77	$49	$224	$243	$593	$28	$2	$623
Other income					2	3	3	8
Other operating expenses					(187)	(38)	(74)	(299)

Underwriting result					$408	$(7)	n/a	$332
Net investment income						49	387	436

Allocated underwriting result						$42	n/a	n/a
Net realized and unrealized investment gains							488	488
Interest expense							(37)	(37)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							3	3
Income tax expense							(181)	(181)
Interest in earnings of equity investments							9	9

Net income							n/a	$1,023

Loss ratio	65.9%	65.9%	55.1%	17.4%	55.9%
Acquisition ratio	25.2	24.3	23.3	9.1	22.3

Technical ratio	91.1%	90.2%	78.4%	26.5%	78.2%
Other operating expense ratio					6.9

Combined ratio					85.1%

10. Subsequent Events

At September 30, 2013, the Company had an equity investment in Essent Group Ltd. (Essent), a non-public U.S. mortgage guaranty insurance company, which was recorded at cost of $36 million. Essent became a publicly traded company on October 30, 2013 and, as a result, from this date the Company will record its investment in Essent at fair value, which was approximately $105 million based on the closing market price on October 31, 2013. The Company will report this unrealized gain and any subsequent changes in the fair value of this investment in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations.

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

Overview of the Results of Operations for the Three Months and Nine Months Ended September 30, 2013

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

The following key factors affected the year over year comparison of the Company’s results and are discussed in more detail in Review of Net Income below.

Large catastrophic and large loss events

Given the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and nine months ended September 30, 2013 and 2012 demonstrate this volatility. During the three months ended September 30, 2013, the Company incurred losses of $55 million, net of retrocession and reinstatement premiums, related to the hailstorm that affected large parts of Germany in July 2013 (German Hailstorm). During the nine months ended September 30, 2013, the Company incurred losses of $156 million, net of retrocession and reinstatement premiums, related to the combined impact of the extensive flooding in Alberta, Canada (Alberta Floods) in June 2013, the German Hailstorm and the floods that impacted large areas of Central Europe in June 2013 (European Floods). The results for the three months and nine months ended September 30, 2012 included large losses of $85 million in the agriculture line of business of the Company’s North America sub-segment related to the severe drought conditions in the U.S. during 2012 (U.S. drought).

The following tables reflect the impact of large catastrophic losses related to the German Hailstorm in the three months ended September 30, 2013 and Alberta Floods, German Hailstorm and European Floods in the nine months ended September 30, 2013 on the Company’s technical result, pre-tax net income, loss ratio, technical ratio and combined ratio by segment and sub-segment for the three months and nine months ended September 30, 2013, and the large catastrophic losses by event for the nine months ended September 30, 2013 (in millions of U.S. dollars):

Three months ended September 30, 2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$—	$3	$—	$57	$60	$—	$—	$60
Reinsurance recoverable	—	—	—	(4)	(4)	—	—	(4)

Net losses and loss expenses and life policy benefits	$—	$3	$—	$53	$56	$—	$—	$56
Reinstatement premiums	—	—	—	(1)	(1)	—	—	(1)

Impact on technical result and pre-tax net income	$—	$3	$—	$52	$55	$—	$—	$55
Impact on the loss ratio	—%	1.5%	—%	30.7%	4.7%
Impact on the technical ratio	—	1.5	—	30.7	4.7
Impact on the combined ratio					4.7

Nine months ended September 30, 2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$16	$14	$21	$128	$179	$—	$—	$179
Reinsurance recoverable	—	—	—	(10)	(10)	—	—	(10)

Net losses and loss expenses and life policy benefits	$16	$14	$21	$118	$169	$—	$—	$169
Reinstatement premiums	—	—	—	(13)	(13)	—	—	(13)

Impact on technical result and pre-tax net income	$16	$14	$21	$105	$156	$—	$—	$156
Impact on the loss ratio	1.4%	2.6%	1.9%	35.5%	5.3%
Impact on the technical ratio	1.4	2.6	1.9	35.1	5.2
Impact on the combined ratio					5.2

Nine months ended September 30, 2013	Total (1)
Alberta Floods	$55
German Hailstorm	55
European Floods	46

Impact on pre-tax net income	$156

(1)	Large catastrophic losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

Volatility in capital markets

The results for the nine months ended September 30, 2013 and 2012 and for the three months ended September 30, 2012 were impacted by the volatility in the capital markets primarily as result of increases in risk-free interest rates during 2013 and narrowing spreads in 2012. The results for the three months ended September 30, 2013 were less impacted given the overall changes in interest rates, credit spreads and equity markets were more modest.

Restructuring charges

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. Employees affected by the termination plans have varying leaving dates, largely through to mid-2014. The Company expects to incur a charge, totaling between $60 million and $70 million to be incurred primarily in 2013 with the remainder expected to be incurred in 2014. During the three months and nine months ended September 30, 2013, the Company recorded pre-tax charges of approximately $2 million and $46 million, respectively, related to the expected costs of the restructuring, which were primarily related to the termination plans, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

In connection with the restructuring, and included within the total expected costs of between $60 million and $70 million announced by the Company in April 2013, the Company expects to incur a charge of approximately $10 million related to certain real estate costs in the fourth quarter of 2013, with further real estate related charges totaling between $5 million and $10 million expected to be incurred in 2014.

Acquisition of Presidio

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (Presidio), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Condensed Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of Presidio from January 1, 2013.

Net income

Net income, net income attributable to noncontrolling interests, preferred dividends, loss on redemption of preferred shares, net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months and nine months ended September 30, 2013 and 2012 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net income	$338	$487	$398	$1,023
Less: net income attributable to noncontrolling interests	5	—	6	—

Net income attributable to PartnerRe Ltd.	333	487	392	1,023
Less: preferred dividends	14	15	44	46
Less: loss on redemption of preferred shares	—	—	9	—

Net income attributable to PartnerRe Ltd. common shareholders	$319	$472	$339	$977
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$5.84	$7.53	$5.93	$15.19

Three-month result

The decrease in net income of $149 million, from $487 million in the three months ended September 30, 2012 to $338 million in the same period of 2013 resulted primarily from:

•	a decrease of $241 million in pre-tax net realized and unrealized investment gains, mainly as a result of narrowing credit spreads in the three months ended September 30, 2012 compared to modest changes in interest rates, credit spreads and equity markets in the same period of 2013; partially offset by

•	an increase of $96 million in the Non-life underwriting result, which was mainly driven by an increase in combined favorable prior year and prior quarters’ loss development and a relatively lower level of catastrophic losses related to the German Hailstorm in the three months ended September 30, 2013 compared to large losses related to the U.S. drought in the same period of 2012.

The decrease in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months ended September 30, 2013 compared to the same period of 2012 was primarily due to the above factors. For diluted net income per share specifically, the decrease was partially offset by the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

Nine-month result

The decrease in net income of $625 million, from $1,023 million in the nine months ended September 30, 2012 to $398 million in the same period of 2013 resulted primarily from:

•	an increase of $748 million in pre-tax net realized and unrealized investment losses, mainly as a result of increases in the U.S. and European risk-free interest rates during 2013 compared to narrowing spreads and improvements in equity markets in 2012;

•	a decrease of $66 million in net investment income, driven by lower reinvestment rates; and

•	an increase of $54 million in other operating expenses included in Corporate and Other, driven by the charge related to the costs of the restructuring described above; partially offset by

•	a decrease of $144 million in income tax expense, resulting from a lower pre-tax net income in the nine months ended September 30, 2013 compared to the same period of 2012; and

•	an increase of $79 million in the Non-life underwriting result, which was mainly driven by an increase in favorable prior year loss development.

The decrease in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily due to the above factors. For diluted net income per share specifically, the decrease was partially offset by the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

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

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, management also uses other key financial measures to monitor performance as set forth below, together with definitions of their calculations, at September 30, 2013 and December 31, 2012 and for the three months and nine months ended September 30, 2013 and 2012:

	September 30, 2013	December 31, 2012
Diluted tangible book value per common share and common share equivalents outstanding(1)	$94.86	$90.86
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends(2)	8.7%

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars)(3)	$311	$244	$564	$568
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding(4)	22.6%	18.4%	13.0%	13.9%
Combined ratio(5)	74.9%	80.7%	84.2%	85.1%

(1)	Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

(2)	Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (annualized growth in Diluted Tangible Book Value per Share plus dividends) is calculated using Diluted Tangible Book Value per Share plus dividends per common share divided by Diluted Tangible Book Value per Share at the beginning of the year and annualizing. The presentation of annualized growth in Diluted Tangible Book Value per Share plus dividends is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Operating earnings attributable to PartnerRe Ltd. common shareholders (operating earnings) is calculated as net income or loss available to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. The presentation of operating earnings or loss is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(4)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(5)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

The following table shows the Diluted Tangible Book Value per Share at September 30, 2013 and December 31, 2012 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the nine months ended September 30, 2013. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor its performance.

	September 30, 2013	December 31, 2012
Diluted tangible book value per common share and share equivalents outstanding	$94.86	$90.86
Dividends per common share for the nine months ended September 30, 2013	1.92

Diluted tangible book value per share plus dividends	$96.78
Annualized growth in diluted tangible book value per share plus dividends	8.7%

The Company’s Diluted Tangible Book Value per Share increased by 4.4% to $94.86 at September 30, 2013 from $90.86 at December 31, 2012 primarily due to net income attributable to PartnerRe Ltd. and the accretive impact of the share repurchases, which were partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 8.7% for the nine months ended September 30, 2013 and was driven by the same factors as the Diluted Tangible Book Value per Share.

Over the past five years, since September 30, 2008, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 13%.

The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at September 30, 2013 and December 31, 2012 (in millions of U.S. dollars):

	September 30, 2013	December 31, 2012
Diluted book value per common share and common share equivalents outstanding(1)	$105.53	$100.84
Less: goodwill and other intangible assets, net of tax	10.67	9.98

Diluted tangible book value per share	$94.86	$90.86

(1)	Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).

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

Operating earnings increased by $67 million, from $244 million in the three months ended September 30, 2012 to $311 million in the same period of 2013. The increase was primarily due to an improvement in the Non-life underwriting result, driven by a higher level of favorable prior year and prior quarters’ loss development, which was partially offset by an increase in the income tax expense associated with the higher level of pre-tax operating earnings.

Operating earnings decreased by $4 million, from $568 million in the nine months ended September 30, 2012 to $564 million in the same period of 2013. The decrease was primarily due to a decline in net investment income driven by lower reinvestment rates, and higher operating expenses driven by a charge related to the restructuring. These decreases were partially offset by an increase in Non-life and Life underwriting results, driven by a higher level of favorable prior year loss development, and a decrease in the income tax expense associated with the lower level of pre-tax operating earnings.

The other lesser factors contributing to the increases or decreases in operating earnings in the three months and nine months ended September 30, 2013 compared to the same periods of 2012 are further described in Review of Net Income below.

The presentation of operating earnings attributable to PartnerRe Ltd. common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of operating earnings to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net income attributable to PartnerRe Ltd.	$333	$487	$392	$1,023
Less:
Net realized and unrealized investment (losses) gains, net of tax	(1)	222	(219)	400
Net foreign exchange gains (losses), net of tax	5	2	(1)	1
Interest in earnings of equity investments, net of tax	4	4	4	8
Dividends to preferred shareholders	14	15	44	46

Operating earnings attributable to PartnerRe Ltd. common shareholders	$311	$244	$564	$568

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

Annualized Operating ROE increased from 18.4% in the three months ended September 30, 2012 to 22.6% in the same period of 2013. The increase in annualized Operating ROE was primarily due to the increase in operating earnings in the three months ended September 30, 2013 compared to the same period of 2012, as described above, and was partially offset by a higher beginning diluted book value per share at January 1, 2013 compared to January 1, 2012. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.

Annualized Operating ROE decreased modestly from 13.9% in the nine months ended September 30, 2012 to 13.0% in the same period of 2013. The decrease in annualized Operating ROE was primarily due to the modest decline in operating earnings in the nine months ended September 30, 2013 compared to the same period of 2012, as described above, and also due to a higher beginning diluted book value per share at January 1, 2013 compared to January 1, 2012. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The table below provides a reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Annualized return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	23.2%	35.5%	7.8%	23.9%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(0.1)	16.7	(5.1)	9.8
Annualized net foreign exchange gains, net of tax, on beginning diluted book value per common share	0.4	0.1	—	—
Annualized net interest in earnings of equity investments, net of tax, on beginning diluted book value per common share	0.3	0.3	0.1	0.2
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	—	—	(0.2)	—

Annualized operating return on beginning diluted book value per common share	22.6%	18.4%	13.0%	13.9%

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

The Non-life combined ratio decreased by 5.8 points, from 80.7% in the three months ended September 30, 2012 to 74.9% in the same period of 2013. The decrease in the combined ratio for the three months ended September 30, 2013 compared to the same period of 2012 primarily reflected the increase in net favorable prior year loss development and a lower level of large and catastrophic losses.

The Non-life combined ratio decreased by 0.9 points, from 85.1% in the nine months ended September 30, 2012 to 84.2% in the same period of 2013. The modest decrease in the combined ratio in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily due to the increase in net favorable prior year loss development and a lower other operating expense ratio driven by an increased level of net premiums earned, which was partially offset by a higher level of large catastrophic losses and large losses. The impact on the combined ratio of the catastrophic events for each period is analyzed above.

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

Management established key risk limits that are approved by the Risk and Finance Committee for eight risk sources at December 31, 2012. For a detailed discussion of these eight risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the nine months ended September 30, 2013, the Company added agriculture risk to its Risk Management framework, as the ninth key risk. The risk limit for agriculture risk was approved by the Risk and Finance Committee. The following discussion updates Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table shows the limits approved by the Risk and Finance Committee and the actual limits deployed at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Limit approved	Actual deployed	Limit approved	Actual deployed
Natural Catastrophe Risk	$2.3 billion	$1.5 billion	$2.3 billion	$1.6 billion
Long Tail Reinsurance Risk	$1.2 billion	$0.8 billion	$1.2 billion	$0.7 billion
Market Risk	$3.4 billion	$2.7 billion	$3.4 billion	$2.5 billion
Equity and equity-like sublimit	$2.8 billion	$1.9 billion	$2.8 billion	$1.7 billion
Interest Rate Risk (duration)	5.0 years	2.7 years	5.0 years	2.7 years
Default and Credit Spread Risk	$9.5 billion	$6.6 billion	$9.5 billion	$7.1 billion
Trade Credit Underwriting Risk	$0.9 billion	$0.7 billion	$0.9 billion	$0.6 billion
Longevity Risk	$2.0 billion	$1.2 billion	$2.0 billion	$1.1 billion
Pandemic Risk	$1.3 billion	$0.6 billion	$1.3 billion	$0.6 billion
Agriculture Risk	$0.3 billion	$0.1 billion

With respect to the Natural Catastrophe Risk, see Natural Catastrophe Probable Maximum Loss (PML) below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at July 1, 2013. For a discussion of operational and financial risks, other underwriting risks and exposure controls, retrocessions and claims, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The table below shows the Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at July 1, 2013 (in millions of U.S. dollars):

		Single Occurrence Estimated Net Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$1,054	—
U.S. Northeast	Hurricane	1,121	—
U.S. Gulf Coast	Hurricane	1,025	—
Caribbean	Hurricane	276	—
Europe	Windstorm	872	—
Japan	Typhoon	124	—
California	Earthquake	575	$679
British Columbia	Earthquake	305	513
Japan	Earthquake	435	457
Australia	Earthquake	418	552
New Zealand	Earthquake	250	272

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at September 30, 2013 have not changed materially compared to December 31, 2012. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2012.

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

During the three months and nine months ended September 30, 2013 and 2012, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The following table summarizes the net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net Non-life prior year favorable loss development:
North America	$94	$67	$155	$167
Global (Non-U.S.) P&C	37	28	131	74
Global Specialty	78	91	166	205
Catastrophe	29	3	96	22

Total net Non-life prior year favorable loss development	$238	$189	$548	$468

The net Non-life prior year favorable loss development for the three months and nine months ended September 30, 2013 and 2012 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(24)	$(14)	$(48)	$(75)
Net prior year loss development due to all other factors(2)	262	203	596	543

Total net Non-life prior year favorable loss development	$238	$189	$548	$468

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information by reserving lines.

The following table shows the gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at September 30, 2013 for each Non-life sub-segment (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$971	$147	$2,280	$3,398	$(21)	$3,377
Global (Non-U.S.) P&C	1,317	10	1,098	2,425	(19)	2,406
Global Specialty	1,997	53	1,929	3,979	(196)	3,783
Catastrophe	427	192	144	763	(50)	713

Total Non-life reserves	$4,712	$402	$5,451	$10,565	$(286)	$10,279

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at September 30, 2013. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at September 30, 2013 were as follows for each Non-life sub-segment (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,377	$3,554	$2,680
Global (Non-U.S.) P&C	2,406	2,533	2,064
Global Specialty	3,783	3,914	3,297
Catastrophe	713	723	570

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,279 million of net Non-life loss reserves at September 30, 2013, net loss reserves for accident years 2005 and prior of $749 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business — Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement.

A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Japan Earthquake (collectively, 2011 catastrophic events) and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. These risks and uncertainties include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period for 2011 catastrophic events. In addition, there is additional complexity related to the 2010 and the February and June 2011 New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short time period, resulting in cedants continuing to revise their allocation of losses between the various events impacting different treaties, under which the Company may provide different amounts of coverage. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes there remains a high degree of uncertainty related to its loss estimates for the 2011 catastrophic events, and the ultimate losses arising from these events may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at September 30, 2013.

Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for exposure related to the 2011 catastrophic events. In addition to the sum of the point estimates recorded for each of the 2011 catastrophic events, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession), specifically related to these events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process and changes to the amounts recorded may either result in: i) the reallocation of some or all of the additional reserves to one or more of the 2011 catastrophic events; or ii) the release of some or all of the additional reserves to net income in future periods; or iii) an increase in additional reserves recorded. During the three months and nine months ended September 30, 2013, the Company reduced the additional gross reserves by $nil and $10 million, respectively, based on updated information from cedants, while still remaining cautious due to the uncertainties related to the specific factors regarding the 2011 catastrophic events.

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

The following table provides the Company’s gross and net policy benefits for life and annuity contracts by reserving line at September 30, 2013 (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves recorded	Ceded reserves	Total net Life and Health reserves recorded
Accident and Health	$8	$84	$—	$92	$(1)	$91
Longevity	1	113	424	538	(4)	534
Mortality	209	521	549	1,279	(2)	1,277

Total policy benefits for life and annuity contracts	$218	$718	$973	$1,909	$(7)	$1,902

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At September 30, 2013, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

September 30, 2013
Fixed maturities	$842
Equities	33
Other invested assets (including certain derivatives)	96
Funds held—directly managed account	16

Total	$987

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2013 and 2012

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies, except the Euro, in the three months and nine months ended September 30, 2013 compared to the same periods of 2012; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the Canadian dollar, at September 30, 2013 compared to December 31, 2012.

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

The components of net income for the three months and nine months ended September 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Underwriting result:
Non-life	$297	48%	$201	$487	19%	$408
Life and Health	10	NM	—	15	NM	(7)
Investment result:
Net investment income	122	(10)	135	370	(15)	436
Net realized and unrealized investment gains (losses)	16	(94)	257	(260)	NM	488
Interest in earnings of equity investments(1)	6	37	5	10	8	9
Corporate and Other:
Technical result(2)	6	NM	—	8	264	2
Other income (2)	—	(68)	1	1	(38)	3
Other operating expenses	(29)	16	(25)	(128)	72	(74)
Interest expense	(12)	—	(12)	(37)	—	(37)
Amortization of intangible assets(3)	(7)	(21)	(9)	(21)	(21)	(27)
Net foreign exchange (losses) gains	(1)	(37)	(2)	(10)	NM	3
Income tax expense	(70)	9	(64)	(37)	(79)	(181)

Net income	$338	(31)	$487	$398	(61)	$1,023

NM: not meaningful

(1)	Interest in earnings or losses of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and Presidio in 2012.

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

The following table provides the components of the underwriting result and combined ratio for the Non-life segment for the three months and nine months ended September 30, 2013 and 2012 and the components are discussed further below (in millions of U.S. dollars):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses, large losses and prior quarters’ loss development	$145	87.6%	$137	86.9%	$281	90.8%	$210	92.3%
Large catastrophic losses and large losses(1)	(55)	4.7	(85)	8.2	(156)	5.2	(85)	3.1
Net favorable prior quarters’ loss development	29	(2.4)	17	(1.7)
Prior accident years technical result and ratio
Net favorable prior year loss development	238	(20.3)	189	(18.2)	548	(17.9)	468	(17.2)

Technical result and ratio, as reported	$357	69.6%	$258	75.2%	$673	78.1%	$593	78.2%
Other income	2	—	1	—	3	—	2	—
Other operating expenses	(62)	5.3	(58)	5.5	(189)	6.1	(187)	6.9

Underwriting result and combined ratio, as reported	$297	74.9%	$201	80.7%	$487	84.2%	$408	85.1%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The underwriting result for the Non-life segment increased by $96 million (corresponding to a decrease of 5.8 points on the combined ratio), from $201 million (80.7 points on the combined ratio) in the three months ended September 30, 2012 to $297 million (74.9 points on the combined ratio) in the same period of 2013. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the three months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Net favorable prior year loss development – an increase of $49 million (decrease of 2.1 points on the technical ratio) from $189 million (18.2 points on the technical ratio) in the three months ended September 30, 2012 to $238 million (20.3 points on the technical ratio) in the same period of 2013. The increase in net favorable prior year loss development was primarily driven by increases in the North America and Catastrophe sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•	Large catastrophic losses and large losses – a decrease of $30 million (decrease of 3.5 points on the technical ratio) from $85 million (8.2 points on the technical ratio) related to the U.S. drought impacting the agriculture line of business of the North America sub-segment in the three months ended September 30, 2012 to $55 million (4.7 points on the technical ratio) in the same period of 2013 related to the German Hailstorm.

•	Net favorable prior quarters’ loss development – an increase of $12 million (decrease of 0.7 points on the technical ratio) from $17 million (1.7 points on the technical ratio) in the three months ended September 30, 2012 to $29 million (2.4 points on the technical ratio) in the same period of 2013. The net favorable prior quarters’ loss development in the three months ended September 30, 2013 was driven by the Catastrophe sub-segment and is described in more detail in Results by Segment below.

•	The current accident year technical result, adjusted for large catastrophic losses, large losses and prior quarters’ loss development – was comparable in the three months ended September 30, 2013 and 2012 reflecting a low level of attritional losses in the North America sub-segment and upward premium adjustments and lower loss picks in the Global (Non-U.S.) P&C sub-segment in 2013. These increases were offset by a higher level of mid-sized loss activity and higher acquisition costs driven by profit commissions in the Specialty sub-segment in 2013 compared to the same period of 2012. While the current accident year technical result increased modestly in the three months ended September 30, 2013 compared to the same period of 2012, the corresponding technical ratio also increased modestly due to a shift in the mix of business resulting from a relatively lower level of catastrophe business as a proportion of the Non-life segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, improved by $10 million, from breakeven in the three months ended September 30, 2012 to $10 million in the same period of 2013. The improvement in the Life and Health underwriting result was primarily due to higher net favorable loss development, which was driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $13 million, from $135 million in the three months ended September 30, 2012 to $122 million in the same period of 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $241 million, from $257 million in the three months ended September 30, 2012 to $16 million in the same period of 2013. The net realized and unrealized investment gains of $16 million in the three months ended September 30, 2013 were primarily due to narrowing credit spreads and modest improvements in worldwide equity markets, which were partially offset by losses related to treasury futures and increases in U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.

Other operating expenses included in Corporate and Other increased by $4 million, from $25 million in the three months ended September 30, 2012 to $29 million in the same period of 2013. The increase was primarily due to an increase in information technology costs.

Interest expense in the three months ended September 30, 2013 was comparable to the same period of 2012.

Net foreign exchange losses decreased modestly, from $2 million in the three months ended September 30, 2012 to $1 million in the same period of 2013. The net foreign exchange loss for the three months ended September 30, 2013 resulted primarily from currency movements on certain unhedged equity securities, which were partially offset by the difference in the forward points embedded in the Company’s hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $6 million, from $64 million in the three months ended September 30, 2012 to $70 million in the same period of 2013, reflecting a relatively higher distribution of the Company’s pre-tax net income to taxable jurisdictions in the three months ended September 30, 2013 compared to the same period of 2012. See Corporate and Other – Income Taxes below for more details.

Nine-month result

The underwriting result for the Non-life segment increased by $79 million (corresponding to a decrease of 0.9 points on the combined ratio), from $408 million (85.1 points on the combined ratio) in the nine months ended September 30, 2012 to $487 million (84.2 points on the combined ratio) in the same period of 2013. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Net favorable prior year loss development – an increase of $80 million (decrease of 0.7 points on the technical ratio) from $468 million (17.2 points on the technical ratio) in the nine months ended September 30, 2012 to $548 million (17.9 points on the technical ratio) in the same period of 2013. The increase in net favorable prior year loss development was primarily driven by increases in the Catastrophe and Global (Non-U.S.) P&C sub-segments, which were partially offset by decreases in the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•	The current accident year technical result, adjusted for large catastrophic losses and large losses - an increase in the technical result (and a corresponding decrease in the technical ratio) primarily driven by the inclusion of premium adjustments and related acquisition costs of $29 million in the nine months ended September 30, 2012 in the agriculture line of business of the North America sub-segment, which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the increase in the current accident year technical result was primarily due to the same factors described in the three-month result above.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the nine months ended September 30, 2013 compared to the same period of 2012 were partially offset by:

•	Large catastrophic losses and large losses - an increase of $71 million (increase of 2.1 points on the technical ratio) from $85 million (3.1 points on the technical ratio) in the nine months ended September 30, 2012 related to the U.S. drought that impacted the agriculture line of the North America sub-segment to $156 million (5.2 points on the technical ratio) in the same period of 2013 related to the Alberta Floods, German Hailstorm and European Floods.

The underwriting result for the Life and Health segment, which does not include allocated investment income, improved by $22 million, from a loss of $7 million in nine months ended September 30, 2012 to a gain of $15 million in the same period of 2013. The improvement in the Life and Health underwriting result was primarily due to higher net favorable loss development, driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $66 million, from $436 million in the nine months ended September 30, 2012 to $370 million in the same period of 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses increased by $748 million, from gains of $488 million in the nine months ended September 30, 2012 to losses of $260 million in the same period of 2013. The net realized and unrealized investment losses of $260 million in the nine months ended September 30, 2013 were primarily due to increases in the U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.

Other operating expenses included in Corporate and Other increased by $54 million, from $74 million in the nine months ended September 30, 2012 to $128 million in the same period of 2013. The increase was primarily due to a charge related to the restructuring described in Overview above in the nine months ended September 30, 2013.

Interest expense in the nine months ended September 30, 2013 was comparable to the same period of 2012.

Net foreign exchange losses increased by $13 million, from gains of $3 million in the nine months ended September 30, 2012 to losses of $10 million in the same period of 2013. The net foreign exchange losses during the nine months ended September 30, 2013 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $144 million, from $181 million in the nine months ended September 30, 2012 to $37 million in the same period of 2013, reflecting a decrease in pre-tax net income in the nine months ended September 30, 2013 compared to the same period of 2012. See Corporate and Other – Income Taxes below for more details.

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

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Gross premiums written	$409	31%	$311	$1,228	33%	$924
Net premiums written	408	31	311	1,215	32	922
Net premiums earned	$425	27	$335	$1,116	29	$863
Losses and loss expenses	(197)	(22)	(251)	(682)	20	(568)
Acquisition costs	(101)	22	(83)	(253)	16	(218)

Technical result(1)	$127	NM	$1	$181	136	$77
Loss ratio(2)	46.3%		74.9%	61.1%		65.9%
Acquisition ratio(3)	23.9		24.8	22.7		25.2

Technical ratio(4)	70.2%		99.7%	83.8%		91.1%

NM: not meaningful

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 32% and 29% of total net premiums written in the three months and nine months ended September 30, 2013, respectively, compared to 30% and 25% in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013				For the three months ended September 30, 2012				For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$127	31%	$131	31%	$55	18%	$65	19%	$329	27%	$330	30%	$157	17%	$155	18%
Casualty	149	37	143	34	130	42	124	37	464	38	419	38	392	43	362	42
Credit/Surety	7	2	14	3	14	5	14	4	31	2	34	3	43	5	40	5
Motor	14	3	11	2	13	4	14	4	44	4	35	3	40	4	52	6
Multiline	18	4	29	7	17	5	26	8	80	7	73	6	69	7	63	7
Property	58	14	76	18	69	22	82	25	193	16	176	16	198	21	172	20
Other	35	9	21	5	13	4	10	3	74	6	49	4	23	3	19	2

Total	$408	100%	$425	100%	$311	100%	$335	100%	$1,215	100%	$1,116	100%	$922	100%	$863	100%

Three-month result

Gross and net premiums written increased by 31% and net premiums earned increased by 27% in the three months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line of business and were driven by new business written and, to a lesser extent, upward premium adjustments related to a significant treaty in the three months ended September 30, 2013.

Nine-month result

Gross and net premiums written and net premiums earned increased by 33%, 32% and 29%, respectively, in the nine months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily attributable to the agriculture line of business due to the same factors described in the three-month result and the casualty line of business driven by new business written. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses, large losses and prior quarters’ loss development	$41	90.5%	$19	94.2%	$42	96.3%	$(5)	100.6%
Large catastrophic losses and large losses(1)	—	—	(85)	25.4	(16)	1.4	(85)	9.9
Net adverse prior quarters’ loss development	(8)	1.9	—	—
Prior accident years technical result and ratio
Net favorable prior year loss development	94	(22.2)	67	(19.9)	155	(13.9)	167	(19.4)

Technical result and ratio, as reported	$127	70.2%	$1	99.7%	$181	83.8%	$77	91.1%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The increase of $126 million in the technical result (and the corresponding decrease of 29.5 points on the technical ratio) in the three months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Large catastrophic losses and large losses – a decrease of $85 million (decrease of 25.4 points on the technical ratio) related to the U.S. drought impacting the agriculture line of business in the three months ended September 30, 2012 compared to no significant catastrophic losses and large losses in the three months ended September 30, 2013.

•	Net favorable prior year loss development – an increase of $27 million (decrease of 2.3 points on the technical ratio) from $67 million (19.9 points on the technical ratio) in the three months ended September 30, 2012 to $94 million (22.2 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended September 30, 2013 and 2012 was driven by most lines of business, with the casualty line being the most pronounced.

•	The current accident year technical result, adjusted for large catastrophic losses, large losses and prior quarters’ loss development – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to a low level of attritional losses in the property line of business during the three months ended September 30, 2013 and normal fluctuations in profitability between periods.

These factors driving the increase in the technical result in the three months ended September 30, 2013 compared to the same period of 2012 were partially offset by:

•	Net adverse prior quarters’ loss development – an increase of $8 million (increase of 1.9 points on the technical ratio) related to the Alberta Floods.

Nine-month result

The increase of $104 million in the technical result (and the corresponding decrease of 7.3 points on the technical ratio) in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Large catastrophic losses and large losses – a decrease of $69 million (decrease of 8.5 points on the technical ratio) from $85 million (9.9 points on the technical ratio) related to the U.S. drought impacting the agriculture line of business in the nine months ended September 30, 2012 to $16 million (1.4 points on the technical ratio) related to the Alberta Floods in the same period of 2013.

•	The current accident year technical result, adjusted for large catastrophic losses and large losses – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to the inclusion of prior year premium adjustments and related acquisition costs of approximately $29 million in the agriculture line of business in the nine months ended September 30, 2012, which were directly associated with favorable prior year loss development on the 2011 underwriting year. Adjusting for this impact, the current accident year technical result increased primarily due to a modestly lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

These factors driving the increase in the technical result in the nine months ended September 30, 2013 compared to the same period of 2012 were partially offset by:

•	Net favorable prior year loss development – a decrease of $12 million (increase of 5.5 points on the technical ratio) from $167 million (19.4 points on the technical ratio) in the nine months ended September 30, 2012 to $155 million (13.9 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety and agriculture lines experienced combined adverse loss development for prior accident years of $8 million. The net favorable loss development for prior accident years in the nine months ended September 30, 2012 was driven by most lines of business, with the casualty line being the most pronounced.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 90% and 83% of net premiums written in the three months and nine months ended September 30, 2013, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Gross premiums written	$157	28%	$123	$690	15%	$600
Net premiums written	157	28	122	682	15	596
Net premiums earned	$195	14	$172	$530	7	$496
Losses and loss expenses	(90)	(18)	(110)	(263)	(19)	(327)
Acquisition costs	(50)	17	(42)	(134)	11	(120)

Technical result	$55	186	$20	$133	174	$49
Loss ratio	46.0%		63.9%	49.7%		65.9%
Acquisition ratio	25.7		24.9	25.2		24.3

Technical ratio	71.7%		88.8%	74.9%		90.2%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 13% and 16% of total net premiums written in the three months and nine months ended September 30, 2013, respectively, compared to 12% and 17% of total net premiums written in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013				For the three months ended September 30, 2012				For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$13	9%	$19	10%	$12	10%	$18	10%	$68	10%	$56	11%	$63	11%	$53	11%
Motor	56	35	60	31	37	30	43	25	233	34	159	30	160	27	115	23
Property	88	56	116	59	73	60	111	65	381	56	315	59	373	62	328	66

Total	$157	100%	$195	100%	$122	100%	$172	100%	$682	100%	$530	100%	$596	100%	$496	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	28%	29%	12%
Foreign exchange effect	—	(1)	2

Increase as reported in U.S. dollars	28%	28%	14%
Nine months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	15%	15%	7%
Foreign exchange effect	—	—	—

Increase as reported in U.S. dollars	15%	15%	7%

Three-month result

Gross and net premiums written and net premiums earned increased by 28%, 29% and 12% on a constant foreign exchange basis, respectively, in the three months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from new business written in the motor line of business at the January 1, 2013 renewal and upward premium adjustments in the property line of business. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the effect of cancellations and non-renewals in the property line of business during the second half of 2012.

Nine-month result

Gross and net premiums written increased by 15% and net premiums earned increased by 7% on a constant foreign exchange basis, respectively, in the nine months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from the new motor business described in the three-month result. The increase in net premiums earned was lower than the increases in gross and net premiums written due to the same factor described in the three-month result. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters’ loss development	$13	93.4%	$(4)	103.2%	$16	97.1%	$(25)	105.2%
Large catastrophic losses(1)	(3)	1.5	—	—	(14)	2.6	—	—
Net favorable (adverse) prior quarters’ loss development	8	(4.0)	(4)	2.3
Prior accident years technical result and ratio
Net favorable prior year loss development	37	(19.2)	28	(16.7)	131	(24.8)	74	(15.0)

Technical result and ratio, as reported	$55	71.7%	$20	88.8%	$133	74.9%	$49	90.2%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The increase of $35 million in the technical result (and the corresponding decrease of 17.1 points on the technical ratio) in the three months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	The current accident year technical result, adjusted for large catastrophic losses and prior quarters’ loss development – an increase in the technical result (and a corresponding decrease in the technical ratio) due to higher upward premium adjustments reported by cedants, lower loss picks in certain lines of business and a modestly lower level of mid-sized loss activity in the three months ended September 30, 2013 compared to the same period of 2012, partially offset by normal fluctuations in profitability between periods.

•	Net favorable (adverse) prior quarters’ loss development – an increase of $12 million in the technical result (decrease of 6.3 points on the technical ratio) from adverse development of $4 million (2.3 points on the technical ratio) in the three months ended September 30, 2012 to favorable development of $8 million (4.0 points on the technical ratio) in the same period of 2013.

•	Net favorable prior year loss development – an increase of $9 million (decrease of 2.5 points on the technical ratio) from $28 million (16.7 points on the technical ratio) in the three months ended September 30, 2012 to $37 million (19.2 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended September 30, 2013 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in the three months ended September 30, 2012 was driven by all lines of business.

Nine-month result

The increase of $84 million in the technical result (and the corresponding decrease of 15.3 points on the technical ratio) in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Net favorable prior year loss development – an increase of $57 million (decrease of 9.8 points on the technical ratio) from $74 million (15.0 points on the technical ratio) in the nine months ended September 30, 2012 to $131 million (24.8 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 was driven by all lines of business, with the property line being the most pronounced and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years in the nine months ended September 30, 2012 was driven by all lines of business.

•	The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and a corresponding decrease in the technical ratio) due to lower loss picks in certain lines of business, a lower level of mid-sized loss activity and higher upward premium adjustments reported by cedants in the nine months ended September 30, 2013 compared to the same period of 2012, partially offset by normal fluctuations in profitability between periods.

These factors driving the increase in the technical result in the nine months ended September 30, 2013 compared to the same period of 2012 were partially offset by:

•	Large catastrophic losses – an increase of $14 million (increase of 2.6 points on the technical ratio) related to the European Floods and German Hailstorm compared to no large catastrophic losses in the nine months ended September 30, 2012.

Global Specialty

The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering and marine are considered to have a medium tail, while specialty casualty is considered to be long-tail.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Gross premiums written	$396	10%	$360	$1,253	6%	$1,178
Net premiums written	389	10	354	1,159	6	1,098
Net premiums earned	$382	5	$363	$1,091	6	$1,034
Losses and loss expenses	(228)	42	(161)	(697)	22	(569)
Acquisition costs	(92)	17	(79)	(257)	7	(241)

Technical result	$62	(50)	$123	$137	(39)	$224
Loss ratio	59.8%		44.4%	63.9%		55.1%
Acquisition ratio	24.0		21.7	23.6		23.3

Technical ratio	83.8%		66.1%	87.5%		78.4%

Premiums

The Global Specialty sub-segment represented 31% and 28% of total net premiums written in the three months and nine months ended September 30, 2013, respectively, compared to 34% and 30% of total net premiums written in the same periods of 2012. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013				For the three months ended September 30, 2012				For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$25	6%	$37	10%	$17	5%	$31	8%	$103	9%	$96	9%	$70	6%	$69	7%
Aviation/Space	51	13	49	13	47	13	52	14	137	12	143	13	153	14	163	16
Credit/Surety	73	19	74	19	62	18	64	18	221	19	212	20	207	19	192	18
Energy	25	6	23	6	32	9	26	7	65	6	73	7	72	7	74	7
Engineering	53	14	47	12	50	14	46	13	153	13	147	13	127	11	135	13
Marine	73	19	78	20	89	25	83	23	225	19	216	20	251	23	221	21
Specialty casualty	31	8	29	8	15	4	24	7	107	9	79	7	97	9	70	7
Specialty property	46	12	38	10	42	12	37	10	113	10	113	10	121	11	110	11
Other	12	3	7	2	—	—	—	—	35	3	12	1	—	—	—	—

Total	$389	100%	$382	100%	$354	100%	$363	100%	$1,159	100%	$1,091	100%	$1,098	100%	$1,034	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	9%	8%	4%
Foreign exchange effect	1	2	1

Increase as reported in U.S. dollars	10%	10%	5%
Nine months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	6%	5%	5%
Foreign exchange effect	—	1	1

Increase as reported in U.S. dollars	6%	6%	6%

Three-month result

Gross and net premiums written and net premiums earned increased by 9%, 8% and 4% on a constant foreign exchange basis, respectively, in the three months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in most lines of business and upward premium adjustments in the credit/surety line. These increases in gross and net premiums written and net premiums earned were partially offset by cancellations and non-renewals in the marine line of business. The increase in net premiums earned was lower than the increases in gross and net premiums written as the new business written during the three months ended September 30, 2013 is not yet fully reflected in net premiums earned.

Nine-month result

Gross premiums written increased by 6% and net premiums written and earned increased by 5% on a constant foreign exchange basis, respectively, in the nine months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by the same factors described in the three-month result. These increases in gross and net premiums written and net premiums earned were partially offset by decreased participations in the aviation/space line of business and cancellations and non-renewals in the marine line of business. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters’ loss development	$(15)	103.9%	$16	95.5%	$(8)	100.8%	$19	98.2%
Large catastrophic losses (1)	—	—	—	—	(21)	1.9	—	—
Net (adverse) favorable prior quarters’ loss development	(1)	0.3	16	(4.4)
Prior accident years technical result and ratio
Net favorable prior year loss development	78	(20.4)	91	(25.0)	166	(15.2)	205	(19.8)

Technical result and ratio, as reported	$62	83.8%	$123	66.1%	$137	87.5%	$224	78.4%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The decrease of $61 million in the technical result (and the corresponding increase of 17.7 points on the technical ratio) in the three months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	The current accident year technical result, adjusted for large catastrophic losses and prior quarters’ loss development – a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity, an increase in the acquisition cost ratio driven by higher profit commission adjustments in the aviation/space and marine lines and a decrease in upward premium adjustments reported by cedants in the three months ended September 30, 2013 compared to the same period of 2012. These decreases in the technical result were partially offset by lower loss picks in certain lines of business and normal fluctuations in profitability between periods.

•	Net (adverse) favorable prior quarters’ loss development – a decrease of $17 million in the technical result (increase of 4.7 points on the technical ratio) from $16 million (4.4 points on the technical ratio) in the three months ended September 30, 2012.

•	Net favorable prior year loss development – a decrease of $13 million (increase of 4.6 points on the technical ratio) from $91 million (25.0 points on the technical ratio) in the three months ended September 30, 2012 to $78 million (20.4 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended September 30, 2013 and 2012 was driven by all lines of business, and was most pronounced in the marine, aviation/space and specialty property lines.

Nine-month result

The decrease of $87 million in the technical result (and the corresponding increase of 9.1 points on the technical ratio) in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Net favorable prior year loss development – a decrease of $39 million (increase of 4.6 points on the technical ratio) from $205 million (19.8 points on the technical ratio) in the nine months ended September 30, 2012 to $166 million (15.2 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 and 2012 was driven by most lines of business, predominantly the aviation/space, marine and specialty property lines.

•	The current accident year technical result, adjusted for large catastrophic losses – a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity and a decrease in upward premium adjustments reported by cedants in the nine months ended September 30, 2013 compared to the same period of 2012, partially offset by lower loss picks in certain lines of business and normal fluctuations in profitability.

•	Large catastrophic losses – an increase of $21 million (increase of 1.9 points on the technical ratio) related to the Alberta and European Floods compared to no large catastrophic events in the nine months ended September 30, 2012.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. Thus, profitability in any one quarter is not necessarily predictive of future profitability. The results for the three months and nine months ended September 30, 2013 and 2012 demonstrate this volatility. The three months ended September 30, 2013 included a modestly higher level of large catastrophic losses resulting from the German Hailstorm and the nine months ended September 30, 2013 included a higher level of large catastrophic losses resulting from the Alberta Floods, German Hailstorm and European Floods. The results for the three months and nine months ended September 30, 2012 contained no significant catastrophic losses. The varying amounts of catastrophic losses can significantly impact the technical result and ratio and affect year over year comparisons as discussed below.

The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 7 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Gross premiums written	$79	6%	$75	$478	1%	$475
Net premiums written	72	6	69	433	1	429
Net premiums earned	$171	1	$168	$336	1	$331
Losses and loss expenses	(42)	7	(39)	(81)	41	(58)
Acquisition costs	(16)	5	(15)	(33)	8	(30)

Technical result	$113	(1)	$114	$222	(9)	$243
Loss ratio	24.5%		23.3%	24.2%		17.4%
Acquisition ratio	9.0		8.8	9.7		9.1

Technical ratio	33.5%		32.1%	33.9%		26.5%

Premiums

The Catastrophe sub-segment represented 6% and 10% of total net premiums written in the three months and nine months ended September 30, 2013 and 2012, respectively, compared to 6% and 12% of total net premiums written in the same periods of 2012.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	10%	10%	3%
Foreign exchange effect	(4)	(4)	(2)

Increase as reported in U.S. dollars	6%	6%	1%
Nine months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	2%	3%	3%
Foreign exchange effect	(1)	(2)	(2)

Increase as reported in U.S. dollars	1%	1%	1%

Three-month result

Gross and net premiums written increased by 10% and net premiums earned increased by 3% on a constant foreign exchange basis in the three months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written were primarily due to new business written in the three months ended September 30, 2013, which was partially offset by cancellations and non-renewals due to lower pricing and cedant program restructurings. Net premiums earned are normally significantly higher than gross and net premiums written during the three months ended September 30, 2013 due to the seasonality of the earnings pattern for U.S. wind business, which results in higher earned premiums being recognized in quarters with more exposure.

Nine-month result

Gross premiums written increased by 2% and net premiums written and earned increased by 3% on a constant foreign exchange basis in the nine months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily due to new business and reinstatement premiums related to the European and Alberta Floods, and were partially offset by cancellations and non-renewals.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters’ loss development	$106	37.2%	$106	36.7%	$231	27.2%	$221	33.0%
Large catastrophic losses(1)	(52)	30.7	—	—	(105)	35.1	—	—
Net favorable prior quarters’ loss development	30	(17.6)	5	(2.9)
Prior accident years technical result and ratio
Net favorable prior year loss development	29	(16.8)	3	(1.7)	96	(28.4)	22	(6.5)

Technical result and ratio, as reported	$113	33.5%	$114	32.1%	$222	33.9%	$243	26.5%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result

The technical result and technical ratio in the three months ended September 30, 2013 were comparable to the same period of 2012 as a result of:

•	Large catastrophic losses – an increase of $52 million (increase of 30.7 points on the technical ratio) related to the German Hailstorm compared to no significant catastrophic losses in the three months ended September 30, 2012.

This factor driving the decrease in the technical result in the three months ended September 30, 2013 compared to the same period of 2012 was almost entirely offset by:

•	Net favorable prior year loss development – an increase of $26 million (decrease of 15.1 points on the technical ratio) from $3 million (1.7 points on the technical ratio) in the three months ended September 30, 2012 to $29 million (16.8 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the three months ended September 30, 2013 and 2012 was primarily due to favorable loss emergence.

•	Net favorable prior quarters’ loss development – an increase of $25 million (decrease of 14.7 points on the technical ratio) in the three months ended September 30, 2012 to $30 million (17.6 points on the technical ratio) compared to the same period of 2012. The net favorable prior quarters’ loss development in the three months ended September 30, 2013 included favorable development related to the Alberta and European Floods.

The current accident year technical result and ratio, adjusted for large catastrophic losses and prior quarters’ loss development, in the three months ended September 30, 2013 was comparable to the same period of 2012.

Nine-month result

The decrease of $21 million in the technical result (and the corresponding increase of 7.4 points on the technical ratio) in the nine months ended September 30, 2013 compared to the same period of 2012 was primarily attributable to:

•	Large catastrophic losses – an increase of $105 million (increase of 35.1 points on the technical ratio) related to the German Hailstorm, Alberta Floods and European Floods compared to no significant catastrophic losses in the nine months ended September 30, 2012.

This factor driving the decrease in the technical result in the nine months ended September 30, 2013 compared to the same period of 2012 was partially offset by:

•	Net favorable prior year loss development – an increase of $74 million (decrease of 21.9 points on the technical ratio) from $22 million (6.5 points on the technical ratio) in the nine months ended September 30, 2012 to $96 million (28.4 points on the technical ratio) in the same period of 2013. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 and 2012 was primarily due to favorable loss emergence.

•	The current accident year technical result, adjusted for large catastrophic losses – an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to a modestly lower level of mid-sized loss activity and normal fluctuations in profitability and premiums earned between periods.

Life and Health Segment

Effective January 1, 2013, the Life and Health segment includes the results of Presidio, following its acquisition on December 31, 2012. This affects period over period comparisons, primarily in the accident and health line of business.

The following table provides the components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Gross premiums written	$235	26%	$187	$722	20%	$604
Net premiums written	234	25	187	715	19	601
Net premiums earned	$243	24	$195	$698	19	$589
Life policy benefits	(195)	25	(157)	(558)	17	(479)
Acquisition costs	(24)	(15)	(27)	(82)	—	(82)

Technical result	$24	120	$11	$58	108	$28
Other income	3	137	1	9	186	3
Other operating expenses	(17)	42	(12)	(52)	38	(38)
Net investment income	15	(2)	15	45	(7)	49

Allocated underwriting result(1)	$25	61	$15	$60	42	$42

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life and Health segment represented 18% and 17% of total net premiums written in the three months and nine months ended September 30, 2013 and 2012, respectively, compared to 18% and 16% of total net premiums written in the same periods of 2012.

The following table summarizes the net premiums written and net premiums earned by line of business for this segment for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013				For the three months ended September 30, 2012				For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$40	17%	$39	16%	$5	3%	$5	3%	$103	14%	$102	15%	$15	2%	$15	3%
Longevity	60	26	60	25	63	33	62	32	182	26	181	26	185	31	185	31
Mortality	134	57	144	59	119	64	128	65	430	60	415	59	401	67	389	66

Total	$234	100%	$243	100%	$187	100%	$195	100%	$715	100%	$698	100%	$601	100%	$589	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2013 compared to the same periods of 2012:

	Gross premiums written	Net premiums written	Net premiums earned
Three months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	24%	23%	23%
Foreign exchange effect	2	2	1

Increase as reported in U.S. dollars	26%	25%	24%
Nine months ended September 30, 2013 compared to the same period of 2012
Increase in original currency	19%	18%	18%
Foreign exchange effect	1	1	1

Increase as reported in U.S. dollars	20%	19%	19%

Three-month result

Gross premiums written increased by 24% and net premiums written and earned increased by 23% on a constant foreign exchange basis in the three months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily due to the inclusion of Presidio’s gross and net premiums written and net premiums earned in the accident and health line of business in the three months ended September 30, 2013 and, to a lesser extent, growth in the mortality line of business.

Nine-month result

Gross premiums written increased by 19% and net premiums written and earned increased by 18% on a constant foreign exchange basis in the nine months ended September 30, 2013 compared to the same period of 2012. The increases in gross and net premiums written and net premiums earned were primarily due to the same factors described in the three-month result.

Allocated underwriting result

Three-month result

The allocated underwriting result increased by $10 million, from $15 million in the three months ended September 30, 2012 to $25 million in the same period of 2013. The increase was primarily driven by a higher level of net favorable prior year loss development in the three months ended September 30, 2013 compared to the same period of 2012 and the inclusion of Presidio’s results. These factors driving the increase in the allocated underwriting result were partially offset by higher operating expenses.

The increase in net favorable prior year loss development of $7 million resulted from net favorable loss development of $13 million in the three months ended September 30, 2013 compared to net favorable loss development of $6 million in the same period of 2012. The net favorable prior year loss development of $13 million during the three months ended September 30, 2013 was primarily related to the GMDB business, driven by favorable claims experience and improvements in the capital markets. The net favorable prior year loss development of $6 million in the three months ended September 30, 2012 was primarily related to the GMDB business, driven by improvements in the capital markets.

Other operating expenses increased by $5 million, from $12 million in the three months ended September 30, 2012 to $17 million in the same period of 2013 primarily due to the inclusion of Presidio’s operating expenses. The overall impact on the allocated underwriting result of including Presidio’s operating expenses was partially offset by the Managing General Agent (MGA) fees earned by Presidio, which are included in other income.

Nine-month result

The allocated underwriting result increased by $18 million, from $42 million in the nine months ended September 30, 2012 to $60 million in the same period of 2013. The increase was primarily driven by a higher level of net favorable prior year loss development in the nine months ended September 30, 2013 compared to the same period of 2012, the inclusion of Presidio’s results and an increase in other income. These factors driving the increase in the allocated underwriting result were partially offset by higher operating expenses.

The increase in net favorable prior year loss development of $18 million resulted from net favorable loss development of $33 million in the nine months ended September 30, 2013 compared to $15 million in the same period of 2012. The net favorable prior year loss development of $33 million and $15 million during the nine months ended September 30, 2013 and 2012, respectively, was primarily related to the GMDB business, as described in the three-month result, and certain short-term treaties in the mortality line of business.

Other income increased by $6 million, from $3 million in the nine months ended September 30, 2012 to $9 million in the same period of 2013 primarily due to the inclusion of the MGA fees earned by Presidio.

Other operating expenses increased by $14 million, from $38 million in the nine months ended September 30, 2012 to $52 million in the same period of 2013 primarily due to the same factor described in the three-month result.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Non-life
Property and casualty
Casualty	13%	14%	13%	12%
Motor	5	5	7	6
Multiline and other	5	2	4	2
Property	12	14	14	16
Specialty
Agriculture	12	7	10	6
Aviation / Space	4	5	3	5
Catastrophe	6	6	10	12
Credit / Surety	7	7	6	7
Energy	2	3	1	2
Engineering	4	5	4	3
Marine	6	9	5	7
Specialty casualty	2	1	3	3
Specialty property	4	4	3	3
Life and Health	18	18	17	16

Total	100%	100%	100%	100%

The changes in the distribution of net premiums written by line of business between the three months and nine months ended September 30, 2013 and the same periods of 2012 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Multiline and other: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2013 compared to the same periods of 2012 was driven by new business written in the North America and Global Specialty sub-segments.

•	Agriculture: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2013 compared to the same periods of 2012 was primarily driven by new business written in the North America sub-segment and, to a lesser extent, the Global Specialty sub-segment.

•	Marine: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2013 compared to the same periods of 2012 was driven by cancellations and non-renewals in the Global Specialty sub-segment.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Non-life segment
Proportional	59%	54%	52%	48%
Non-proportional	15	18	25	29
Facultative	8	10	6	7
Life and Health segment
Proportional	18	18	16	15
Non-proportional	—	—	1	1

Total	100%	100%	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months and nine months ended September 30, 2013 and the same periods of 2012 reflect a shift from non-proportional business to proportional business in the Non-life segment. This shift was driven by all Non-life sub-segments, except for the Catastrophe sub-segment, and specifically included an increase in gross premiums written in the agriculture line of business, which is predominantly written on a proportional basis. In addition, the shift was also driven by a relative decrease in the Catastrophe sub-segment’s gross premiums written, which are predominantly written on a non-proportional basis, as a percentage of total gross premiums written due to larger increases in gross premiums written in all other Non-life sub-segments and the Life and Health segment.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the three months and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Asia, Australia and New Zealand	11%	12%	11%	11%
Europe	35	37	40	42
Latin America, Caribbean and Africa	12	13	10	11
North America	42	38	39	36

Total	100%	100%	100%	100%

The increase in the distribution of gross premiums written in North America during the three months and nine months ended September 30, 2013 compared to the same periods of 2012 was primarily due to an increase in gross premiums written in the Company’s North America Non-life sub-segment and in the Life and Health segment. The increase in the North America sub-segment was driven by the agriculture line of business in the three months ended September 30, 2013 and by the agriculture and casualty lines in the nine months ended September 30, 2013 compared to the same periods of 2012. The increase in the Life and Health segment was driven by the inclusion of Presidio’s business from January 1, 2013.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Broker	72%	70%	71%	70%
Direct	28	30	29	30

Total	100%	100%	100%	100%

The percentage of gross premiums written through brokers in the three months and nine months ended September 30, 2013 compared to the same periods of 2012 increased slightly due to an increase in the percentage of gross premiums written through brokers in Europe and North America and the inclusion of Presidio’s business, which is solely written through brokers.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

The table below provides net investment income by asset source for the three months and nine months ended September 30, 2013 and 2012 (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Fixed maturities	$111	(10)%	$123	$338	(13)%	$387
Short-term investments, cash and cash equivalents	—	(50)	1	1	(17)	2
Equities	9	95	5	27	26	21
Funds held and other	9	(18)	11	26	(25)	35
Funds held – directly managed	5	(26)	6	16	(31)	23
Investment expenses	(12)	13	(11)	(38)	19	(32)

Net investment income	$122	(10)	$135	$370	(15)	$436

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

Three-month result

Net investment income decreased in the three months ended September 30, 2013 compared to the same period of 2012 due to:

•	a decrease in net investment income from fixed maturities primarily as a result of lower reinvestment rates and cash outflows from the fixed maturity portfolio primarily to finance the Company’s share repurchase activity; partially offset by

•	an increase in net investment income from equities primarily as a result of higher dividend income.

Nine-month result

Net investment income decreased in the nine months ended September 30, 2013 compared to the same period of 2012 primarily due to:

•	a decrease in net investment income from fixed maturities primarily as a result of lower reinvestment rates and cash outflows from the fixed maturity portfolio primarily to finance the Company’s share repurchase activity;

•	a decrease in net investment income from funds held and other primarily due to lower investment income reported by cedants; and

•	a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account and lower reinvestment rates.

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

The components of net realized and unrealized investment gains (losses) for the three months and nine months ended September 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net realized investment gains on fixed maturities and short-term investments	$19	$44	$100	$123
Net realized investment gains on equities	15	5	69	53
Net realized investment gains (losses) on other invested assets	80	(2)	99	(15)
Change in net unrealized investment (losses) gains on other invested assets	(104)	(2)	(42)	4
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	10	150	(457)	231
Change in net unrealized investment (losses) gains on equities	(1)	51	(9)	69
Net other realized and unrealized investment (losses) gains	(2)	2	(2)	5
Net realized and unrealized investment (losses) gains on funds held – directly managed	(1)	9	(18)	18

Net realized and unrealized investment gains (losses)	$16	$257	$(260)	$488

Three-month result

Net realized and unrealized investment gains decreased by $241 million, from $257 million in the three months ended September 30, 2012 to $16 million in the same period of 2013. The net realized and unrealized investment gains of $16 million in the three months ended September 30, 2013 were primarily due to realized gains on treasury note futures, narrowing credit spreads and modest improvements in worldwide equity markets, which were partially offset by unrealized losses on treasury note futures and increases in U.S. and European risk-free interest rates.

Net realized gains and the change in net unrealized investment losses on other invested assets were a combined loss of $24 million in the three months ended September 30, 2013 and primarily related to treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $4 million in the three months ended September 30, 2012 and primarily related to net realized and unrealized losses on treasury note futures which were partially offset by realized gains on commodity futures and private placement investments and unrealized gains on weather derivatives.

Net realized and unrealized investment (losses) gains on funds held – directly managed of $1 million loss and $9 million gain in the three months ended September 30, 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Nine-month result

Net realized and unrealized investment losses decreased by $748 million, from a gain of $488 million in the nine months ended September 30, 2012 to a loss of $260 million in the same period of 2013. The net realized and unrealized investment losses of $260 million in the nine months ended September 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates and unrealized losses on treasury note futures, which were partially offset by realized gains on treasury note futures and improvements in worldwide equity markets.

Net realized gains and the change in net unrealized investment losses on other invested assets were a combined gain of $57 million in the nine months ended September 30, 2013 and primarily related to treasury note futures. Net realized losses and the change in net unrealized investment gains on other invested assets were a combined loss of $11 million in the nine months ended September 30, 2012 and primarily related to realized and unrealized losses on treasury note futures, which were partially offset by net unrealized gains on private placement investments and weather derivatives and realized gains on to-be-announced mortgage-backed securities (TBAs).

Net realized and unrealized investment (losses) gains on funds held – directly managed of $18 million loss and $18 million gain in the nine months ended September 30, 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the three months and nine months ended September 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2013	% Change	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	% Change	For the nine months ended September 30, 2012
Other operating expenses	$108	15%	$95	$369	24%	$299

Three-month result

Other operating expenses represent 7.6% and 7.7% of net premiums earned (Non-life and Life and Health) for the three months ended September 30, 2013 and 2012, respectively. Other operating expenses included in Corporate and Other were $29 million and $25 million, of which $27 million and $23 million are related to corporate activities for the three months ended September 30, 2013 and 2012, respectively.

Other operating expenses increased by 15% in the three months ended September 30, 2013 compared to the same period of 2012 primarily due to higher information technology costs, the inclusion of Presidio’s operating expenses, the charges related to the restructuring and the impact of foreign exchange.

Nine-month result

Other operating expenses represent 9.8% and 9.0% of net premiums earned (Non-life and Life and Health) for the nine months ended September 30, 2013 and 2012, respectively. Other operating expenses included in Corporate and Other were $128 million and $74 million, of which $122 million and $64 million are related to corporate activities for the nine months ended September 30, 2013 and 2012, respectively.

Other operating expenses increased by 24% in the nine months ended September 30, 2013 compared to the same period of 2012 primarily due to the charges related to the restructuring, the inclusion of Presidio’s operating expenses and modestly higher personnel costs.

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

The Company’s income tax expense and effective income tax rate for the three months and nine months ended September 30, 2013 and 2012 were as follows (in millions of U.S. dollars):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income tax expense	$70	$64	$37	$181
Effective income tax rate	17.4%	11.6%	8.7%	15.1%

Three-month result

Income tax expense and the effective income tax rate during the three months ended September 30, 2013 were $70 million and 17.4%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. The income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. Specifically, the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by a relatively low level of catastrophe losses and net favorable prior year loss development. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was primarily due to net favorable prior year loss development, certain true-up to tax return adjustments and net realized and unrealized investment gains.

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

Nine-month result

Income tax expense and the effective income tax rate during the nine months ended September 30, 2013 were $37 million and 8.7%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and catastrophe losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and certain true-up to tax return adjustments, which were partially offset by net realized and unrealized investment losses and catastrophe losses related to the Alberta and European Floods.

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

The Company’s total invested assets at September 30, 2013 and December 31, 2012 were split between liability and capital funds as follows (in millions of U.S. dollars):

	September 30, 2013	% of Total Invested Assets	December 31, 2012	% of Total Invested Assets
Liability funds	$10,331	59%	$10,723	59%
Capital funds	7,184	41	7,453	41

Total invested assets	$17,515	100%	$18,176	100%

The decrease of $661 million in total invested assets at September 30, 2013 compared to December 31, 2012 was primarily related to a decrease in total investments and a decrease in investments underlying the funds held – directly managed account, which was partially offset by an increase in cash. The decrease in total investments was primarily related to the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividends and increases in U.S. and European risk-free rates. The decrease in the funds held – directly managed account, was primarily driven by the run-off of the related loss reserves and increasing U.S. and European risk-free interest rates.

The liability funds were comprised of cash and cash equivalents and high quality fixed income securities. The decrease in the liability funds at September 30, 2013 compared to December 31, 2012 was primarily driven by an increase in net reinsurance assets related to business written during 2013.

The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The decrease in the capital funds at September 30, 2013 compared to December 31, 2012 was primarily driven by the decrease in total invested assets, as described above. At September 30, 2013, approximately 61% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

Overview

Total investments and cash were $16.7 billion at September 30, 2013 compared to $17.1 billion at December 31, 2012. The major factors contributing to the decrease in the nine months ended September 30, 2013 were:

•	a net decrease of $537 million, due to the repurchase of common shares of $594 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $57 million;

•	net realized and unrealized losses related to the investment portfolio of $242 million primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $357 million reflecting increasing U.S. and European risk-free interest rates, which was partially offset by an increase in the equity portfolio of $61 million and an increase in other invested assets of $56 million driven by gains on treasury note futures (see discussion related to duration below);

•	dividend payments on common and preferred shares totaling $152 million;

•	a net payment of $48 million related to the redemption of Series C preferred shares of $290 million which was partially offset by proceeds related to the issuance of the Series F preferred shares of $242 million, after underwriting discounts and commissions (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations, Commitments and Contingencies and Shareholders’ Equity and Capital Resources Management below); and

•	various other factors which net to approximately $127 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $584 million; and

•	an increase in net payables for securities sold of $86 million.

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

At September 30, 2013, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 90% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Average credit quality	A	A
Average yield to maturity	2.5%	2.0%
Expected average duration	2.7 years	2.7 years

The increase in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents at September 30, 2013 compared to December 31, 2012, was primarily due to increases in U.S. and European risk-free interest rates.

For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.0 years to 2.7 years at September 30, 2013, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.

The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 0.9% and 0.8% for the three months and nine months ended September 30, 2013, respectively, compared to 2.4% and 5.6%, respectively, in the same periods of 2012. The total accounting return in the three months ended September 30, 2013 was mainly due to narrowing credit spreads and improvements in equity markets, which were partially offset by increases in U.S. and European risk-free interest rates, while the same period of 2012 was primarily impacted by narrowing credit spreads and improvements in equity markets. The total accounting return in the nine months ended September 30, 2013 was mainly due to improvements in equity markets and narrowing credit spreads and partially offset by increases in U.S. and European risk-free interest rates, while the same period of 2012 was primarily impacted by narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free interest rates.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at September 30, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
September 30, 2013	Cost(1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,455	$1,459	$—	$1,459	$—	$—	$—
U.S. government sponsored enterprises	36	36	—	36	—	—	—
U.S. states, territories and municipalities	301	306	7	7	—	3	289
Non-U.S. sovereign government, supranational and government related	2,270	2,344	955	1,285	94	10	—
Corporate	5,847	6,042	237	542	2,722	2,161	380
Asset-backed securities	1,144	1,158	339	169	149	8	493
Residential mortgage-backed securities	2,303	2,294	375	1,862	38	3	16
Other mortgage-backed securities	39	42	31	6	1	1	3

Total fixed maturities	13,395	13,681	1,944	5,366	3,004	2,186	1,181
Short-term investments	37	37	23	2	3	2	7

Total fixed maturities and short-term investments	13,432	13,718	$1,967	$5,368	$3,007	$2,188	$1,188
Equities	1,037	1,122

Total	$14,469	$14,840
% of Total fixed maturities and short-term investments			14%	39%	22%	16%	9%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The decrease of $0.7 billion in the fair value of the Company’s fixed maturities from $14.4 billion at December 31, 2012 to $13.7 billion at September 30, 2013, primarily reflects the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividend payments and increases in U.S. and European risk-free interest rates. At September 30, 2013, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2012. Specifically, the Company has decreased its corporate bonds and residential mortgage-backed securities, and increased its U.S. government and asset-backed securities.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At September 30, 2013, 84% of this category was rated AA with the remaining 16%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at September 30, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
September 30, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A	BBB
Non-European Union
Canada	$160	$—	$291	$451	$186	$176	$89	$—
Singapore	110	—	—	110	110	—	—	—
New Zealand	107	—	—	107	—	107	—	—
All Other	46	—	5	51	15	21	5	10

Total Non-European Union	$423	$—	$296	$719	$311	$304	$94	$10
European Union
Belgium	$294	$—	$—	$294	$—	$294	$—	$—
Germany	361	—	—	361	361	—	—	—
France	351	—	35	386	—	386	—	—
Netherlands	228	—	—	228	228	—	—	—
Austria	190	—	—	190	—	190	—	—
All Other	38	128	—	166	55	111	—	—

Total European Union	$1,462	$128	$35	$1,625	$644	$981	$—	$—

Total	$1,885	$128	$331	$2,344	$955	$1,285	$94	$10
% of Total	80%	6%	14%	100%	41%	55%	4%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At September 30, 2013, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at September 30, 2013 were as follows (in millions of U.S. dollars):

September 30, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,098	$408	$1,506	25%
Consumer noncyclical	607	222	829	14
Communications	359	396	755	13
Utilities	333	265	598	10
Industrials	326	125	451	7
Energy	198	252	450	7
Consumer cyclical	360	49	409	7
Insurance	221	35	256	4
Basic materials	74	116	190	3
Government guaranteed corporate debt	—	163	163	3
Longevity and mortality bonds	41	85	126	2
All Other	213	96	309	5

Total	$3,830	$2,212	$6,042	100%
% of Total	63%	37%	100%

At September 30, 2013, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At September 30, 2013, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (2% of total investments and cash). Within the finance sector, 99% of corporate bonds were rated investment grade and 82% were rated A- or better at September 30, 2013.

At September 30, 2013, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

September 30, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$10	$115	$453	$578
Netherlands	27	26	183	236
France	—	16	147	163
Italy	—	21	80	101
Luxembourg	—	—	92	92
Spain	—	9	76	85
Austria	32	—	3	35
All Other	35	19	81	135

Total	$104	$206	$1,115	$1,425
% of Total	7%	15%	78%	100%

At September 30, 2013, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $35 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at September 30, 2013 were as follows (in millions of U.S. dollars):

	Credit Rating(1)
September 30, 2013	GNMA(2)	GSEs(3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$172	$107	$104	$1	$493	$877
Non-U.S.	—	—	167	62	45	7	—	281

Asset-backed securities	$—	$—	$339	$169	$149	$8	$493	$1,158
Residential mortgaged-backed securities
U.S.	$497	$1,299	$5	$—	$—	$—	$16	$1,817
Non-U.S.	—	—	370	66	38	3	—	477

Residential mortgaged-backed securities	$497	$1,299	$375	$66	$38	$3	$16	$2,294
Other mortgaged-backed securities
U.S.	$6	$—	$18	$—	$1	$1	$3	$29
Non-U.S.	—	—	13	—	—	—	—	13

Other mortgaged-backed securities	$6	$—	$31	$—	$1	$1	$3	$42
Total	$503	$1,299	$745	$235	$188	$12	$512	$3,494
% of Total	14%	38%	21%	7%	5%	—%	15%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own portfolio at September 30, 2013, other than $22 million of investments in distressed asset vehicles (included in Other invested assets). At September 30, 2013, the Company’s U.S. residential mortgage-backed securities included approximately $2 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of non-U.S. and U.S. government obligations and foreign and U.S. corporate bonds. At September 30, 2013, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating(1)
September 30, 2013	U.S. Government	Non-U.S. Government	Corporate	Total Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Country
Australia	$—	$16	$—	$16	$16	$—	$—	$—	$—
Canada	—	6	2	8	6	—	—	2	—
Portugal	—	—	7	7	—	—	—	—	7
U.S.	2	—	2	4	—	2	2	—	—
All Other	—	2	—	2	1	—	1	—	—

Total	$2	$24	$11	$37	$23	$2	$3	$2	$7
% of Total	5%	65%	30%	100%	63%	4%	8%	5%	20%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at September 30, 2013 were as follows (in millions of U.S. dollars):

September 30, 2013	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$169	19%
Energy	156	18
Finance	129	15
Consumer noncyclical	119	13
Communications	66	8
Technology	61	7
Industrials	45	5
Consumer cyclical	45	5
All Other	96	10

Total	$886	100%
Mutual funds and exchange traded funds
Funds holding fixed income securities	188
Funds and ETFs holding equities	48

Total equities	$1,122

At September 30, 2013, U.S. issuers represented 69% of the publicly traded common stocks and ETFs. At September 30, 2013, the ten largest common stocks accounted for 18% of equities (excluding equities held in ETFs and funds holding fixed income securities) and no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At September 30, 2013, approximately 96% (or $180 million) of the funds holding fixed income securities were emerging markets funds. At September 30, 2013, the Company held less than $1 million of equities (excluding equities held in EFTs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at September 30, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2013	Cost	Fair Value
One year or less	$487	$492
More than one year through five years	4,641	4,790
More than five years through ten years	3,814	3,883
More than ten years	1,004	1,059

Subtotal	9,946	10,224
Mortgage/asset-backed securities	3,486	3,494

Total	$13,432	$13,718

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loans receivable, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at September 30, 2013 were as follows (in millions of U.S. dollars):

September 30, 2013	Carrying Value(1)	Notional Value of Derivatives
Strategic investments	$209	$	n/a
Asset-backed securities (including annuities and residuals)	60		n/a
Notes and loans receivable	48		n/a
Total return swaps	(1)		8
Interest rate swaps(2)	(4)		60
Credit default swaps (protection purchased)	—		34
Credit default swaps (assumed risks)	—		5
Insurance-linked securities(3)	—		141
Futures contracts	(62)		4,527
Foreign exchange forward contracts	(1)		2,069
Foreign currency option contracts	(1)		93
TBAs	7		192
Other	13		n/a

Total	$268

n/a:  Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting and fair value accounting.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Accordingly, the notional value of interest rate swaps on certain total return swaps is not presented separately in the table.
(3)	At September 30, 2013, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

At September 30, 2013, the Company’s strategic investments included $209 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, notes and loans receivable and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments–Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $36 million are recorded in equities and other assets at September 30, 2013.

At September 30, 2013, the Company’s principal finance activities included $107 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loans receivable, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return, interest rate and certain credit default swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2013, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate income. For credit default swaps within the principal finance portfolio, the Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value.

The Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at September 30, 2013. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At September 30, 2013, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $3 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at September 30, 2013 is discussed below.

At September 30, 2013, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Average credit quality	AA	AA
Average yield to maturity	1.2%	1.0%
Expected average duration	3.1 years	3.0 years

The increase in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at September 30, 2013 compared to December 31, 2012, was primarily due to increases in U.S. and European risk-free interest rates. The average credit quality and the expected average duration of the fixed maturities underlying the funds held – directly managed account at September 30, 2013 were comparable to December 31, 2012.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at September 30, 2013 were as follows (in millions of U.S. dollars):

			Credit Rating(2)
September 30, 2013	Cost(1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$109	$111	$—	$111	$—	$—
U.S. government sponsored enterprises	55	57	—	57	—	—
Non-U.S. sovereign government, supranational and government related	185	193	47	95	51	—
Corporate	247	259	30	83	109	37

Total fixed maturities	596	620	77	346	160	37
Short-term investments	2	2	2	—	—	—

Total fixed maturities	598	622	$79	$346	$160	$37
Other invested assets	27	16

Total	$625	$638
% of Total fixed maturities			13%	55%	26%	6%

(1)	Cost is amortized cost for fixed maturities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $833 million at December 31, 2012 to $638 million at September 30, 2013 was primarily related the run-off of loss reserves associated with this account and increases in U.S. and European risk-free interest rates.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At September 30, 2013, 82% of this category was rated AA with the remaining 18%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at September 30, 2013 were as follows (in millions of U.S. dollars):

					Credit Rating(1)
September 30, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A
Non-European Union
Canada	$—	$—	$124	$124	$24	$49	$51
All Other	—	4	—	4	4	—	—

Total Non-European Union	$—	$4	$124	$128	$28	$49	$51
European Union
France	$14	$—	$25	$39	$—	$39	$—
All Other	2	22	2	26	19	7	—

Total European Union	$16	$22	$27	$65	$19	$46	$—

Total	$16	$26	$151	$193	$47	$95	$51
% of Total	8%	14%	78%	100%	25%	49%	26%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At September 30, 2013, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at September 30, 2013 were as follows (in millions of U.S. dollars):

September 30, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$14	$71	$85	33%
Consumer noncyclical	42	9	51	20
Energy	6	31	37	14
Utilities	6	18	24	9
Basic materials	7	9	16	6
Communications	5	9	14	5
Government guaranteed corporate debt	—	10	10	4
Consumer cyclical	8	1	9	4
All Other	12	1	13	5

Total	$100	$159	$259	100%
% of Total	39%	61%	100%

At September 30, 2013, other than the U.S., France, the U.K. and the Netherlands, which accounted for 39%, 16%, 12% and 11% respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At September 30, 2013, the ten largest issuers accounted for 31% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At September 30, 2013, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At September 30, 2013, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

September 30, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$21	$20	$41
United Kingdom	2	16	12	30
Netherlands	—	12	16	28
Germany	8	—	2	10
All Other	—	8	8	16

Total	$10	$57	$58	$125
% of Total	8%	45%	47%	100%

At September 30, 2013, corporate bonds underlying the funds held – directly managed account included less than $6 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities underlying the funds held – directly managed account at September 30, 2013, by contractual maturity date, is shown below (in millions of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

September 30, 2013	Cost	Fair Value
One year or less	$96	$97
More than one year through five years	361	377
More than five years through ten years	116	122
More than ten years	25	26

Total	$598	$622

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

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the nine months ended September 30, 2013.

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

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at September 30, 2013 have not changed significantly since December 31, 2012. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	September 30, 2013	December 31, 2012
Gross Non-life reserves for unpaid losses and loss expenses	$10,565	$10,709
Net Non-life reserves for unpaid losses and loss expenses	10,279	10,418
Net reserves guaranteed by Colisée Re	749	857

The net Non-life reserves for unpaid losses and loss expenses at September 30, 2013 and December 31, 2012 include $749 million and $857 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Reserve Agreement).

The following table provides a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2013 (in millions of U.S. dollars):

For the nine months ended September 30, 2013
Net liability at December 31, 2012	$10,418
Net incurred losses related to:
Current year	2,269
Prior years	(548)

1,721
Change in Paris Re Reserve Agreement	(46)
Net paid losses	(1,812)
Effects of foreign exchange rate changes	(2)

Net liability at September 30, 2013	$10,279

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,418 million at December 31, 2012 to $10,279 million at September 30, 2013 primarily reflects the payment of losses, which was partially offset by net losses incurred during the nine months ended September 30, 2013.

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

Policy Benefits for Life and Annuity Contracts

At September 30, 2013 and December 31, 2012, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	September 30, 2013	December 31, 2012
Gross policy benefits for life and annuity contracts	$1,909	$1,813
Net policy benefits for life and annuity contracts	1,902	1,793

The following table provides a reconciliation of the net policy benefits for life and annuity contracts for the nine months ended September 30, 2013 (in millions of U.S. dollars):

For the nine months ended September 30, 2013
Net liability at December 31, 2012	$1,793
Net incurred losses related to:
Current year	591
Prior years	(33)

558
Net paid losses	(465)
Effects of foreign exchange rate changes	16

Net liability at September 30, 2013	$1,902

The increase in net policy benefits for life and annuity contracts from $1,793 million at December 31, 2012 to $1,902 million at September 30, 2013 is primarily due to incurred losses, which were partially offset by paid losses.

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

Contractual Obligations, Commitments and Contingencies

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

Other than the items discussed below, the Company’s contractual obligations at September 30, 2013 have not changed materially compared to December 31, 2012.

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

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. Employees affected by the termination plans have varying leaving dates, largely through to mid-2014. The Company expects to incur a charge, totaling between $60 million and $70 million to be incurred primarily in 2013 with the remainder expected to be incurred in 2014.

During the three months and nine months ended September 30, 2013, the Company recorded pre-tax charges of $2.4 million and $45.7 million, respectively, related to the expected costs of the restructuring, which were primarily related to the termination plans, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

In connection with the restructuring, and included within the total expected costs of between $60 million and $70 million announced by the Company in April 2013, the Company expects to incur a charge of approximately $10 million related to certain real estate costs in the fourth quarter of 2013, with further real estate related charges totaling between $5 million and $10 million expected to be incurred in 2014.

Tax developments

As part of the 2014 Budget proposals, the French government has proposed tax legislation changes. This proposal would temporarily increase the corporation income tax rate from 36% to 38% and could limit the deductibility of interest payments to non-French affiliates. These changes may be effective retroactively to January 1, 2013. These proposals have not been enacted into the French tax code and, therefore, may be modified during the French legislative process. It is expected that the 2014 Budget proposals, including any tax proposals, will be finalized and enacted into law in December 2013. The Company is in the process of monitoring and evaluating the impact of these developments on its operations. The Company may incur a charge in the fourth quarter of 2013 relating to these tax proposals, which may be material, when these proposed tax changes are finalized and enacted into the French tax code. The Company is not currently able to determine a reasonable estimate of the amount of the charge given the uncertainty that exists related to these proposals.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity attributable to PartnerRe Ltd. common shareholders’ was $6.6 billion at September 30, 2013, a 5% decrease compared to $6.9 billion at December 31, 2012. The major factors contributing to the decrease in shareholders’ equity during the nine months ended September 30, 2013 were:

•	a net decrease of $537 million, due to the repurchase of common shares of $594 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $57 million;

•	dividend payments of $152 million related to both the Company’s common and preferred shares; and

•	a net decrease of $48 million related to the redemption of Series C preferred shares of $290 million which was partially offset by proceeds of $242 million, after underwriting discounts, commissions and other expenses, related to the issuance of the Series F preferred shares (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations, Commitments and Contingencies and Shareholders’ Equity and Capital Resources Management above); partially offset by

•	comprehensive income of $375 million, which was primarily related to net income of $392 million and was partially offset by the change in the currency translation adjustment of $17 million.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the nine months ended September 30, 2013.

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

The table below sets forth the capital structure of the Company at September 30, 2013 and December 31, 2012 (in millions of U.S. dollars):

	September 30, 2013		December 31, 2012
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	12	894	11
Common shareholders’ equity attributable to PartnerRe Ltd.	5,718	77	6,040	78

Total Capital	$7,385	100%	$7,747	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

The decrease in total capital during the nine months ended September 30, 2013 was related to the same factors describing shareholders’ equity above.

Indebtedness

There was no change in the Company’s indebtedness at September 30, 2013 compared to December 31, 2012 and the Company did not enter into any short-term borrowing arrangements during the three months ended September 30, 2013. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s indebtedness.

Shareholders’ Equity

Share Repurchases

In September 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in March 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At September 30, 2013, the Company had approximately 6.0 million common shares remaining under its current share repurchase authorization and approximately 33.2 million common shares were held in treasury and are available for reissuance.

During the nine months ended September 30, 2013, the Company repurchased under its authorized share repurchase program, 6.6 million of its common shares at a total cost of $594 million, representing an average cost of $89.41 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2012 of approximately 11%.

Subsequently, during the period from October 1, 2013 to October 31, 2013, the Company repurchased 0.1 million common shares at a total cost of $8 million, representing an average cost of $91.77 per share. Following these repurchases, the Company had approximately 5.9 million common shares remaining under its current share repurchase authorization and approximately 33.3 million common shares are held in treasury and are available for reissuance. See Unregistered Sales of Equity Securities and Use of Proceeds in Item 2 of Part II of this report.

Redeemable Preferred Shares

On February 14, 2013, the Company issued 10 million of 5.875% Series F non-cumulative redeemable preferred shares for a total consideration of $242 million after underwriting discounts, commissions and other related expenses. The Series F preferred shares have an aggregate liquidation value of $250 million. On or after March 1, 2018, the Company may redeem the Series F preferred shares in whole at any time, or in part from time to time, at $25.00 per share, plus an amount equal to the portion of the quarterly dividend attributable to the then-current dividend period to, but excluding, the redemption date. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares are non-cumulative and are payable quarterly. In the event of liquidation of the Company, the Series F preferred shares rank on parity with each of the other series of preferred shares and would rank senior to the common shares, and holders thereof would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus declared but unpaid dividends, if any. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report and Contractual Obligations, Commitments and Contingencies and Shareholders’ Equity and Capital Resources Management above.

On March 18, 2013, the Company redeemed all of its Series C preferred shares for the aggregate liquidation value of $290 million plus accrued dividends.

See also Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s other series of preferred shares.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2013 and December 31, 2012, cash and cash equivalents were $1.6 billion and $1.1 billion, respectively. The increase in cash and cash equivalents was primarily due to cash provided by the Company’s investing and operating activities, which was partially utilized to fund the Company’s share repurchases and dividend payments.

Cash flows from operations increased to $584 million for the nine months ended September 30, 2013 from $469 million in the same period of 2012. The increase was primarily due to higher underwriting cash flows, which were related to a higher level of premium receipts driven by the increase in gross premiums written and a lower level of loss payments in the nine months ended September 30, 2013 compared to the same period of 2012. This increase in cash flows from operations was partially offset by lower investment income.

Net cash provided by investing activities was $584 million in the nine months ended September 30, 2013 compared to net cash used by investing activities of $11 million during the same period of 2012. The net cash provided by investing activities in the nine months ended September 30, 2013 reflects the sale and maturity of investments to fund financing activities, as described below.

Net cash used in financing activities was $736 million in the nine months ended September 30, 2013 compared to $458 million in the same period of 2012. Net cash used in financing activities in the nine months ended September 30, 2013 was primarily related to the Company’s share repurchases, the redemption of the Series C preferred shares and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares. Net cash used in financing activities in the same period of 2012 was related to share repurchases and dividend payments on common and preferred shares.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or borrow under the Company’s revolving line of credit (see Credit Agreements below) or access certain uncommitted facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.7 billion at September 30, 2013, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.1 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at September 30, 2013 compared to December 31, 2012. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual report on Form 10-K for the year ended December 31, 2012.

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes.

On April 18, 2013, the Company modified its existing three-year syndicated unsecured credit facility to reduce the available facility from $500 million to $50 million and reduce its access to a revolving line of credit from $375 million to $50 million. This facility expired on July 15, 2013 and was not renewed.

Other than the expiration of the credit facility discussed above, the Company’s credit facilities have not changed significantly since December 31, 2012. See Credit Agreements in Item 7 of Part II and Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information related to the credit facilities available to the Company.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the nine months ended September 30, 2013 and 2012.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $17 million during the nine months ended September 30, 2013 due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.

The following table provides a reconciliation of the currency translation adjustment for the nine months ended September 30, 2013 (in millions of U.S. dollars):

For the nine months ended September 30, 2013
Currency translation adjustment at December 31, 2012	$33
Change in currency translation adjustment included in accumulated other comprehensive loss	(17)

Currency translation adjustment at September 30, 2013	$16

From time to time, the Company enters into net investment hedges. At September 30, 2013, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I below for a discussion of the Company’s risk related to changes in foreign currency movements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion of market risks at September 30, 2013 focuses only on material changes from December 31, 2012 in the Company’s market risk exposures, or how those exposures are managed.

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

At September 30, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk(1)(2)	$15,936	6%	$15,517	3%	$15,098	$14,679	(3)%	$14,260	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk(2)	696	6	676	3	656	636	(3)	616	(6)
Total invested assets(3)	18,393	5	17,954	3	17,515	17,076	(3)	16,637	(5)
Shareholders’ equity	7,502	13	7,063	7	6,624	6,185	(7)	5,746	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at September 30, 2013 compared to December 31, 2012.

Other than the changes related to the redemption of the Series C preferred shares and the issuance of the Series F preferred shares, the fair value of the Company’s preferred securities did not change significantly at September 30, 2013, compared to December 31, 2012. See Shareholders’ Equity and Capital Resources Management—Redeemable Preferred Shares above for a discussion of the issuance of Series F non-cumulative preferred shares in February 2013 and the redemption of the Series C preferred shares in March 2013.

The fair value of the Company’s outstanding debt obligations decreased modestly at September 30, 2013 compared to December 31, 2012, primarily due to rising U.S. risk-free rates.

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

At September 30, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk(1)(2)	$15,956	6%	$15,527	3%	$15,098	$14,669	(3)%	$14,240	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk(2)	674	3	665	1	656	647	(1)	638	(3)
Total invested assets(3)	18,391	5	17,953	3	17,515	17,077	(3)	16,639	(5)
Shareholders’ equity	7,500	13	7,062	7	6,624	6,186	(7)	5,748	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at September 30, 2013 compared to December 31, 2012.

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

The table below summarizes the Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at September 30, 2013 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total(1)
Total assets	$4,462	$1,187	$1,620	$139	$127	$727	$8,262
Total liabilities	(4,567)	(694)	(1,021)	(246)	(209)	(1,384)	(8,121)

Total gross foreign currency exposure	(105)	493	599	(107)	(82)	(657)	141
Total derivative amount	152	(17)	(532)	114	106	696	519

Net foreign currency exposure	47	476	67	7	24	39	660

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2013.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At September 30, 2013, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to the other currencies held by the Company would result in a change in the Company’s net assets of $66 million and $132 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At September 30, 2013, approximately 53% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At September 30, 2013, approximately 74% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) was rated A- or better and 10% was rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At September 30, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 19% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at September 30, 2013. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 31% of total corporate fixed maturity securities underlying the funds held – directly managed account at September 30, 2013, respectively.

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

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at September 30, 2013, compared to December 31, 2012. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $934 million, excluding funds holding fixed income securities of $188 million) at September 30, 2013. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at September 30, 2013 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	September 30, 2013	10% Increase	% Change	20% Increase	% Change
Equities(1)	$762	(18)%	$848	(9)%	$934	$1,020	9%	$1,106	18%
Total invested assets(2)	17,343	(1)	17,429	—	17,515	17,601	—	17,687	1
Shareholders’ equity	6,452	(3)	6,538	(1)	6,624	6,710	1	6,796	3

(1)	Excludes funds holding fixed income securities of $188 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at September 30, 2013 compared to December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2013, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at September 30, 2013 compared to December 31, 2012. See Note 17(e) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table provides information about purchases by the Company during the three months ended September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program(1)
07/01/2013-07/31/2013	375,000	$90.48	375,000	1,037,065
08/01/2013-08/31/2013	725,000	88.16	725,000	312,065
09/01/2013-09/30/2013	55,000	89.75	55,000	5,970,000

Total	1,155,000	$88.99	1,155,000

(1)	In September 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in March 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At September 30, 2013, approximately 33.2 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 88.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

By:	/S/ CONSTANTINOS MIRANTHIS
Name:	Constantinos Miranthis
Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 1, 2013

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.