Form 10-K
period 2013-12-31
PARTNERRE LTD
filed 2014-02-27
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2013) was $4,928,998,593 based on the closing sales price of the registrant’s common shares of $90.56 on that date.

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 21, 2014 was 51,645,126.

Documents Incorporated by Reference:

Document	Part(s) Into Which Incorporated
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s Annual General Meeting of Shareholders scheduled to be held May 14, 2014 are incorporated by reference into Part II and Part III of this report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2014 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.

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

General

PartnerRe Ltd., incorporated in Bermuda in August 1993, is the ultimate holding company for our international reinsurance and insurance group (collectively, the Company, PartnerRe or we). The Company predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

In 1997, recognizing the limitation of a monoline strategy, the Company shifted its strategic focus to become a leading multiline reinsurer. In July 1997, the Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA and reinsurance business transferred into PartnerRe Europe), a well-established global professional reinsurer based in Paris. In December 1998, the Company completed the acquisition of the reinsurance operations of Winterthur Re, further enhancing the Company’s expansion strategy. In December 2009, the Company completed the acquisition of PARIS RE Holdings Limited (Paris Re), a French-listed, Swiss-based holding company and its operating subsidiaries. This acquisition provided the Company with enhanced strategic and financial flexibility in a less predictable and more limited growth environment.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred herein as PartnerRe Health), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Consolidated Statements of Operations and Cash Flows include PartnerRe Health’s results from January 1, 2013.

Business Strategy

The Company is in the business of assessing and assuming risk for an appropriate return. The Company creates value through its ability to understand, evaluate, diversify and distribute risk. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for confidence of claims payment with its shareholders’ need for an appropriate return on their capital. Compound annual growth rate in diluted tangible book value per common share and common share equivalents outstanding plus dividends is the prime metric used by Management to measure the Company’s performance. Other important measures include operating earnings or loss attributable to PartnerRe Ltd. common shareholders, operating earnings or loss per common share and common share equivalents outstanding (diluted operating earnings or loss per share) and operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE). See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the key measures used by the Company to evaluate its financial performance, including definitions and basis of calculation.

The Company has adopted the following five-point strategy:

We are diversified across products and insurance markets: PartnerRe writes most lines of reinsurance and writes selected specialty insurance lines of business to further diversify its earnings stream and to provide access to risks that position the Company for future growth. Management believes diversification is a competitive advantage, which increases return per unit of risk, provides access to risk worldwide and reduces the overall volatility of results. Diversification is also the cornerstone of the Company’s risk management approach. The (re)insurance business is cyclical, but cycles by line of business and by geography are rarely synchronized.

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

We enhance overall returns through prudent financial and investment management and an efficient support framework: Strong underwriting must be complemented with prudent financial management, careful reserving, superior asset management and efficient support in order to achieve the Company’s targeted returns. The Company’s principal business is the assumption of reinsurance and insurance risk and, when selecting asset strategies and support services, the Company’s priority is to support the reinsurance operations. The Company is willing to take some additional risk on its assets if it helps us generate extra return, but this risk-taking is managed so that it will not put at risk the reinsurance operations. We will not use insurance or reinsurance as a means of raising funds to pursue other goals.

Reinsurance and Insurance Operations

General

The Company provides reinsurance and certain specialty insurance lines for its clients in approximately 150 countries around the world. The Company’s principal offices are located in Hamilton (Bermuda), Dublin, Greenwich (Connecticut), Paris and Zurich.

Through its subsidiaries and branches, the Company provides reinsurance or insurance of non-life and life risks to ceding companies (primary insurers, cedants or reinsureds). Reinsurance is offered on either a proportional or non-proportional basis through treaties or facultative reinsurance.

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

In addition, the Company provides certain specialty insurance lines of business, which include certain business written in aviation, energy, engineering, marine, specialty casualty, specialty property, health and other lines.

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. Segments and the sub-segments of the Company’s Non-life segment represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. The composition of the Non-life and Life and Health segments is described in more detail below. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses. See also the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of this report.

The Company’s gross premiums written by segment for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

	2013	2012	2011
Non-life segment	$4,590	$3,910	$3,831
Life and Health segment	972	802	790
Corporate and Other segment	8	6	12

Total	$5,570	$4,718	$4,633

The Company’s Non-life and Life and Health business is geographically diversified with premiums being written on a worldwide basis. See Note 21 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

Non-life Segment

The Non-life segment is divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. The North America sub-segment includes agriculture, casualty, credit/surety, motor, multiline, property and other risks generally originating in the U.S. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the U.S. The Global Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business.

The gross premiums written in each of the Company’s Non-life sub-segments for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

Non-life sub-segment	2013		2012		2011
North America	$1,601	35%	$1,221	31%	$1,104	29%
Global (Non-U.S.) P&C	818	18	684	18	682	18
Global Specialty	1,676	36	1,505	38	1,446	38
Catastrophe	495	11	500	13	599	15

Total	$4,590	100%	$3,910	100%	$3,831	100%

The gross premiums written in each Non-life sub-segment for the years ended December 31, 2013, 2012 and 2011, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

Lines of Business

The gross premiums written by line of business in the Company’s Non-life segment for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

Line of business	2013		2012		2011
Property and casualty
Casualty	$660	14%	$594	15%	$510	13%
Motor	365	8	240	6	229	6
Multiline and other	211	4	117	3	71	2
Property	670	15	655	17	676	18
Specialty
Agriculture	627	14	311	8	292	8
Aviation / Space	231	5	244	6	235	6
Catastrophe	495	11	500	13	599	15
Credit / Surety	354	8	327	8	326	8
Energy	91	2	101	3	115	3
Engineering	225	5	179	5	189	5
Marine	360	8	363	9	334	9
Specialty casualty	140	3	102	3	108	3
Specialty property	161	3	177	4	147	4

Total Non-life segment	$4,590	100%	$3,910	100%	$3,831	100%

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

Aviation/Space—The Company provides specialized reinsurance and insurance protection for airline, general aviation and space business. The reinsurance is provided primarily on a proportional basis and through facultative arrangements. The space business relates to coverages for satellite assembly, launch and operation for commercial space programs.

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

Credit/Surety—The Company provides credit reinsurance, written primarily on a proportional basis, to mortgage guaranty insurers and commercial credit insurers. The Company’s surety line relates primarily to bonds and other forms of security written by specialized surety insurers, and is written primarily on a proportional basis.

Energy (Energy Onshore)—The Company provides reinsurance and insurance coverage for the onshore oil and gas industry, mining, power generation and pharmaceutical operations. The reinsurance is provided predominantly on a proportional basis and through facultative arrangements.

Engineering—The Company provides reinsurance and insurance for engineering projects throughout the world. The reinsurance is offered mainly on a proportional basis and through facultative arrangements.

Marine (Marine/Energy Offshore)—The Company provides reinsurance and insurance protection and technical services relating to marine hull, cargo, transit and offshore oil and gas operations. The reinsurance is offered predominantly on a proportional basis and through facultative arrangements.

Motor—The Company’s motor business includes reinsurance coverages for third party liability and property damage risks arising from both passenger and commercial fleet automobile coverages written by cedants. This business is written predominantly on a proportional basis.

Multiline—The Company’s multiline business provides both property and casualty reinsurance coverages written on both a proportional and non-proportional basis and whole account coverages written on a proportional basis.

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

Specialty Casualty—The Company provides specialized reinsurance and insurance protection primarily for non-U.S. casualty business that requires specialized underwriting expertise due to the nature of the underlying risk. The reinsurance protection is offered on a proportional, non-proportional or facultative basis.

Specialty Property—The Company provides specialized reinsurance and insurance protection primarily for non-U.S. property business that requires specialized underwriting expertise due to the nature of the underlying risk. The reinsurance protection is offered on a proportional, non-proportional or facultative basis.

Distribution

The Company’s Non-life business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.

For the year ended December 31, 2013, the Company had two brokers that individually accounted for 10% or more of its total Non-life gross premiums written: Marsh (including Guy Carpenter) accounted for approximately 25% of total Non-life gross premiums written; and the Aon Group (including the Benfield Group) accounted for approximately 24% of total Non-life gross premiums written.

The combined percentage of gross premiums written through these two brokers by Non-life sub-segment for the year ended December 31, 2013 was as follows:

Non-life sub-segment	2013
North America	60%
Global (Non-U.S.) P&C	29
Global Specialty	41
Catastrophe	74

Competition

The Company competes with other reinsurers and certain insurers, some of which have greater financial, marketing and management resources than the Company, and it also competes with new market entrants, and, specifically in the catastrophe line of business, with alternative capital sources and insurance-linked securities. Competition in the types of reinsurance and insurance that the Company underwrites is based on many factors, including the perceived and relative financial strength, pricing and other terms and conditions, services provided, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of business to be written.

The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and, specifically in the catastrophe line of business, alternative capital sources and insurance-linked securities. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets. These competitors include, but are not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and reinsurance operations of certain primary insurance companies, such as ACE, Arch Capital, Axis Capital and XL Group.

Management believes the Company ranks among the world’s largest professional reinsurers and is well positioned in terms of client services and highly technical underwriting expertise. Management also believes that the Company’s global franchise and diversified platform, which allows the Company to provide broad risk solutions across many lines of business and geographies, is increasingly attractive to cedants who are choosing to utilize fewer reinsurers and focus on those reinsurers who can cover more than one line of business. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients.

Life and Health Segment

Lines of Business

The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the United Kingdom (U.K.), Ireland and France and, following the acquisition of PartnerRe Health on December 31, 2012, accident and health business written in the U.S. Gross premiums written for the Life and Health segment presented below include premiums written by PartnerRe Health from January 1, 2013.

The gross premiums written by line of business in the Company’s Life and Health segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars) were as follows:

Line of business	2013		2012		2011
Accident and health	$144	15%	$21	2%	$21	3%
Longevity	249	26	247	31	203	25
Mortality	579	59	534	67	566	72

Total Life and Health segment	$972	100%	$802	100%	$790	100%

The gross premiums written in the Life and Health segment for the years ended December 31, 2013, 2012 and 2011, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.

The following discussion summarizes the business written in the Company’s Life and Health segment by line of business.

Accident and health—The Company provides reinsurance coverage to primary life insurers with respect to individual and group health risks. PartnerRe Health writes specialty accident and health business, predominantly in the U.S., including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs.

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

Other than gross premiums written, Management uses reinsurance business in force to measure the growth of the Company’s mortality business. Reinsurance business in force reflects the addition or acquisition of new mortality business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercises of recapture option by cedants), changes in foreign exchange, and any other changes in the amount of insurance in force. The term “in force” refers to the aggregate insurance policy face amounts, or net amounts at risk. The net assumed business in force for the mortality line of business, including health, was $210 billion, $212 billion and $198 billion at December 31, 2013, 2012 and 2011, respectively. While the business in force at December 31, 2013 is comparable to 2012, the increase in business in force to $212 billion at December 31, 2012 from $198 billion at December 31, 2011 was primarily driven by TCI business written in the U.K. and growth in exposure on certain small to medium sized mortality treaties.

Distribution

The Company’s Life and Health business is produced both through brokers and through direct relationships with insurance companies. For the year ended December 31, 2013, one cedant accounted for 11% of the Life and Health segment’s total gross premiums written and one broker, the Aon Group (including the Benfield Group), accounted for 11% of the Life and Health segment’s total gross premiums written. No other cedant or broker contributed more than 10% of the Life and Health segment’s total gross premiums written.

Competition

The Company’s competition differs by location but generally includes multi-national reinsurers and local reinsurers or state-owned insurers in the U.K., Ireland and Continental Europe for its mortality and longevity lines of business. The competition specifically related to the PartnerRe Health business generally includes other specialty accident and health insurance and reinsurance providers in the U.S.and departments of worldwide insurance and reinsurance companies.

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

Non-life Reserves

At December 31, 2013 and 2012, the Company recorded gross Non-life reserves for unpaid losses and loss expenses of $10,646 million and $10,709 million, respectively, and net Non-life reserves for unpaid losses and loss expenses of $10,379 million and $10,418 million, respectively.

The reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
Net liability at beginning of year	$10,418	$10,920	$10,318
Net incurred losses related to:
Current year	3,119	2,786	4,252
Prior years	(721)	(628)	(530)

	2,398	2,158	3,722
Change in Paris Re Reserve Agreement	(50)	(86)	(61)
Net paid losses	(2,402)	(2,705)	(2,991)
Effects of foreign exchange rate changes	15	131	(68)

Net liability at end of year	$10,379	$10,418	$10,920

Net Non-life reserves for unpaid losses and loss expenses of $10,418 million at December 31, 2012 and $10,379 million at December 31, 2013 were comparable and reflect the payment of losses, which was partially offset by net losses incurred. The decrease in net Non-life reserves for unpaid losses and loss expenses from

$10,920 million at December 31, 2011 to $10,418 million at December 31, 2012 primarily reflects the payment of losses in 2012, which was partially offset by net losses incurred and the impact of foreign exchange. The high level of loss payments during the years ended December 31, 2012 and 2011 included a significant level of payments related to the catastrophic events that occurred in 2011, including the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquakes that occurred in February and June 2011 (the February and June 2011 New Zealand Earthquakes), the floods that impacted Thailand following unusually heavy monsoon rains in October 2011 (Thailand Floods), tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes) and the floods in Queensland, Australia (Australian Floods) (collectively, 2011 catastrophic events).

The net incurred losses for the year ended December 31, 2013 relating to the current and prior accident years by Non-life sub-segment were as follows (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment (1)
Net incurred losses related to:
Current year	$1,198	$553	$1,147	$223	$3,121
Net prior year favorable loss development	(223)	(180)	(227)	(91)	(721)

Total net incurred losses	$975	$373	$920	$132	$2,400

(1)	In addition to the current year net incurred losses in the Non-life segment of $3,121 million were current year net recoveries of $2 million related to the Corporate and Other segment, resulting in total net incurred losses of $2,398 million.

The net favorable loss development on prior accident years of $721 million for the year ended December 31, 2013 primarily resulted from favorable loss emergence, as losses reported by cedants were lower than expected. The most significant drivers of the Non-life net prior year favorable loss development during the year ended December 31, 2013 were the casualty line of business in the North America sub-segment, the property line of business in the Global (Non-U.S.) P&C sub-segment, the Catastrophe sub-segment and the aviation and marine lines of business in the Global Specialty sub-segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of net prior year favorable loss development by Non-life sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year favorable loss development by reserving lines for the Company’s Non-life operations.

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

Changes in Non-life Reserves

The gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2013	2012
Gross reserves	$10,646,318	$10,709,371
Less: Guaranteed Reserves	732,386	864,116

Gross reserves, excluding Guaranteed Reserves	9,913,932	9,845,255
Retroceded reserves	267,384	291,330
Less: Guaranteed Reserves	5,549	7,375

Retroceded reserves, excluding Guaranteed Reserves	261,835	283,955
Net reserves	$10,378,934	$10,418,041
Net reserves, excluding Guaranteed Reserves	$9,652,097	$9,561,300

The reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the paid losses for the Guaranteed Reserves, for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2013	2012	2011
Net paid losses related to prior years	$2,159,506	$2,467,279	$2,060,152
Less: net paid losses on Guaranteed Reserves	82,997	90,407	136,885

Net paid losses related to prior years, excluding Guaranteed Reserves	$2,076,509	$2,376,872	$1,923,267

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

The development of net reserves for unpaid losses and loss expenses for the Company’s Non-life business, excluding Guaranteed Reserves, is shown in the following table. The table begins by showing the initial reported year-end gross and net reserves, including incurred but not reported (IBNR) reserves, recorded at the balance sheet date for each of the ten years presented.

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

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)

(in thousands of U.S. dollars)

	2003	2004	2005	2006	2007	2008	2009 (1)	2010	2011	2012	2013
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$4,755,059	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291	$9,845,255	$9,913,932
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	175,685	153,018	185,280	138,585	132,479	125,215	270,938	300,648	325,841	283,955	261,835

Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300	$9,652,097
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	4,688,964	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,505,130	9,409,795	8,853,321
Two years later	4,301,161	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926	7,877,438	8,076,932	8,885,350
Three years later	4,373,992	5,092,289	6,168,445	5,897,044	5,674,509	6,351,663	7,595,556	7,751,543
Four years later	4,494,182	4,845,644	6,002,031	5,645,132	5,409,460	6,195,352	7,346,493
Five years later	4,315,702	4,731,856	5,802,799	5,436,353	5,282,511	6,074,551
Six years later	4,264,865	4,595,232	5,627,952	5,323,062	5,200,087
Seven years later	4,171,108	4,467,678	5,551,669	5,264,917
Eight years later	4,091,315	4,426,580	5,507,151
Nine years later	4,069,743	4,399,890
Ten years later	4,054,308
Cumulative net redundancy	$525,066	$1,213,721	$1,045,230	$1,467,283	$1,898,870	$1,310,900	$1,631,098	$1,326,837	$1,023,100	$707,979
Cumulative amount of net liability paid through:
One year later	$1,120,756	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,094,379	$1,923,267	$2,376,872	$2,076,509
Two years later	1,573,312	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950	2,983,833	2,872,951	3,494,429
Three years later	1,948,203	2,207,692	2,948,837	2,581,022	2,470,068	2,991,497	3,599,683	3,548,021
Four years later	2,219,506	2,511,446	3,273,808	2,932,356	2,818,018	3,359,297	4,060,903
Five years later	2,439,361	2,721,266	3,534,003	3,183,573	3,070,717	3,636,744
Six years later	2,589,798	2,898,779	3,713,402	3,349,279	3,268,994
Seven years later	2,717,665	3,043,151	3,834,448	3,494,055
Eight years later	2,820,421	3,128,606	3,940,622
Nine years later	2,883,674	3,215,722
Ten years later	2,954,513

(1)	Paris Re’s liability for unpaid losses and loss expenses is included at December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves at December 31, 2013 provided above was as follows (in thousands of U.S. dollars):

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$4,191,170	$4,501,893	$5,675,079	$5,365,170	$5,284,625	$6,181,258	$7,559,903	$7,999,446	$9,175,054	$9,151,846
Re-estimated retroceded liability, excluding Guaranteed Reserves	136,862	102,003	167,928	100,253	84,538	106,707	213,410	247,903	289,704	298,525

Net liability re-estimated, excluding Guaranteed Reserves	$4,054,308	$4,399,890	$5,507,151	$5,264,917	$5,200,087	$6,074,551	$7,346,493	$7,751,543	$8,885,350	$8,853,321

Cumulative gross redundancy	$563,889	$1,264,736	$1,062,582	$1,505,615	$1,946,811	$1,329,408	$1,688,626	$1,379,582	$1,059,237	$693,409

The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being the euro, Canadian dollar, British pound, New Zealand dollar and Australian dollar. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy or deficiency in net reserves and in some years can be the principal component. The amount of foreign exchange included in the cumulative net redundancy reported above as well as the net redundancy excluding the impact of foreign exchange movements on net reserves were as follows (in thousands of U.S. dollars):

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Cumulative net redundancy	$525,066	$1,213,721	$1,045,230	$1,467,283	$1,898,870	$1,310,900	$1,631,098	$1,326,837	$1,023,100	$707,979
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(223,456)	99,106	(443,122)	(211,177)	270,484	(122,583)	95,473	(55,111)	(131,168)	(13,520)

Cumulative net redundancy excluding the impact of foreign exchange	$748,522	$1,114,615	$1,488,352	$1,678,460	$1,628,386	$1,433,483	$1,535,625	$1,381,948	$1,154,268	$721,499

Movements in foreign exchange rates between accounting periods have typically resulted in significant variations in the Company’s loss reserves as the U.S. dollar, the Company’s reporting currency, appreciated/depreciated against multiple currencies. The Company, however, generally holds investments in the same currencies as its net reserves, or enters into derivative foreign exchange contracts, with the intent of matching the foreign exchange movements on its assets and liabilities. See Quantitative and Qualitative Disclosures about Market Risk contained in Item 7A of Part II of this report for a more detailed discussion of the foreign currency risk of the Company’s assets and liabilities.

The Company believes that in order to enhance the understanding of its reserve development, it is useful for investors to evaluate the Company’s reserve development excluding the impact of foreign exchange. The development of initial net reserves converted at each year’s average foreign exchange rates is shown in the following table (in thousands of U.S. dollars). Using the historical average foreign exchange rates for the development lines of the table has the effect of linking each year’s development with that year’s income statement. This table should not be considered as a substitute for the table provided above as it does not reflect a significant portion of the initial net reserve development that is due to foreign exchange revaluation.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$4,579,374	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	4,440,338	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923	9,280,385	8,839,801
Two years later	4,298,493	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688	8,052,350	8,035,622	8,754,182
Three years later	4,223,937	5,076,765	5,774,643	5,640,480	5,961,748	6,300,375	7,705,719	7,696,432
Four years later	4,178,131	4,972,632	5,521,034	5,451,479	5,738,024	6,098,886	7,441,966
Five years later	4,118,436	4,794,445	5,376,045	5,278,886	5,575,292	5,951,968
Six years later	4,012,792	4,704,184	5,232,117	5,132,300	5,470,571
Seven years later	3,958,493	4,604,022	5,126,778	5,053,740
Eight years later	3,901,891	4,541,584	5,064,029
Nine years later	3,860,518	4,498,996
Ten years later	3,830,852
Cumulative net redundancy	$748,522	$1,114,615	$1,488,352	$1,678,460	$1,628,386	$1,433,483	$1,535,625	$1,381,948	$1,154,268	$721,499

Other P&C Exposures

The Company’s reserve for unpaid losses and loss expenses at December 31, 2013 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information and discussion of the uncertainties and complexities related to the Japan Earthquake and the New Zealand earthquakes that occurred in 2010 and in February and June 2011 (the 2010 and the February and June 2011 New Zealand Earthquakes) and the Company’s exposure to claims arising from asbestos and environmental exposures.

There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.

Life and Health Reserves

At December 31, 2013 and 2012, the Company recorded gross policy benefits for life and annuity contracts of $1,974 million and $1,813 million, respectively, and net policy benefits for life and annuity contracts of $1,967 million and $1,793 million, respectively.

The reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
Net liability at beginning of year	$1,793	$1,636	$1,736
Net liability acquired related to PartnerRe Health	—	54	—
Net incurred losses related to:
Current year	800	661	651
Prior years	(39)	(14)	(1)

	761	647	650
Net policy benefits restructured by a cedant	—	—	(131)
Net paid losses	(626)	(594)	(588)
Effects of foreign exchange rate changes	39	50	(31)

Net liability at end of year	$1,967	$1,793	$1,636

The increase in net policy benefits for life and annuity contracts from $1,793 million at December 31, 2012 to $1,967 million at December 31, 2013 is primarily due to net incurred losses and the impact of foreign exchange, which were partially offset by paid losses. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.

For the year ended December 31, 2013, the Company experienced net prior year favorable loss development related to its mortality line of business of $39 million, which was primarily due to the GMDB business and, to a lesser extent, certain short-term treaties in the mortality line of business. There was no prior year loss development in 2013 related to the Company’s longevity line of business.

The Company’s gross policy benefits for life and annuity contracts by line of business and ceded and net policy benefits for life and annuity contracts at December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

Line of business	2013	2012
Accident and health	$99	$74
Longevity	556	525
Mortality	1,319	1,214

Gross policy benefits for life and annuity contracts	1,974	1,813
Ceded policy benefits for life and annuity contracts	(7)	(20)

Net policy benefits for life and annuity contracts	$1,967	$1,793

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

Investments

The Company’s investment portfolio, excluding the funds held – directly managed account which is discussed below, includes fixed maturities, short-term investments and equities that are classified as trading securities and recorded at fair value, and other invested assets. The carrying values of the Company’s investments at December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2013		2012
Fixed maturities
U.S. government and government sponsored enterprises	$1,624	11%	$1,131	7%
U.S. states, territories and municipalities	124	1	243	1
Non-U.S. sovereign government, supranational and government related	2,354	15	2,376	15
Corporate	6,049	40	6,656	42
Asset-backed securities	1,138	8	723	5
Residential mortgage-backed securities	2,268	15	3,200	20
Other mortgage-backed securities	36	—	66	—

Total fixed maturities	$13,593	90%	$14,395	90%
Short-term investments	14	—	151	1
Equities	1,221	8	1,094	7
Other invested assets	321	2	333	2

Total investments	$15,149	100%	$15,973	100%

(1)	In addition to the total investments shown in the above table of $15.1 billion and $16.0 billion at December 31, 2013 and 2012, respectively, the Company held cash and cash equivalents of $1.5 billion and $1.1 billion, respectively.

The decrease in the fair value of the Company’s fixed maturities at December 31, 2013 compared to December 31, 2012, primarily reflects the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividend payments and increases in U.S. and European risk-free interest rates. At December 31, 2013, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2012 as the Company decreased its holdings of corporate bonds and residential mortgage-backed securities (primarily due to narrowing credit spreads), and increased its holdings of U.S. government securities and asset-backed securities.

The overall average credit rating of the portfolio at December 31, 2013 was A, and 92% of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s. For further discussion of the composition of the investment portfolio, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of this report.

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

The Company’s investment portfolio underlying the funds held – directly managed account includes fixed maturities and short-term investments that are recorded at fair value, and other invested assets. The carrying values of the investments underlying the funds held – directly managed account at December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2013		2012
Fixed maturities
U.S. government and government sponsored enterprises	$158	28%	$219	26%
Non-U.S. sovereign government, supranational and government related	137	25	234	28
Corporate	249	44	362	44

Total fixed maturities	$544	97	$815	98
Short-term investments	2	—	—	—
Other invested assets	15	3	18	2

Total investments	$561	100%	$833	100%

(1)	In addition to the investments underlying the funds held – directly managed account shown in the above table of $561 million and $833 million at December 31, 2013 and 2012, respectively, the funds held – directly managed account also included cash and cash equivalents of $85 million and $54 million, respectively, accrued investment income of $7 million and $10 million, respectively, and other assets and liabilities held by Colisée Re related to the underlying business of $133 million and $34 million, respectively.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account at December 31, 2013 compared to December 31, 2012 was primarily related to the run-off of the underlying loss reserves associated with this account and increases in U.S. and European risk-free interest rates.

The overall average credit rating of the portfolio at December 31, 2013 was AA, and substantially all (more than 99%) of the fixed maturities were rated investment grade (BBB- or higher) by Standard & Poor’s.

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

Risk Management

In the reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create total shareholder value through the intelligent and optimal assumption and management of reinsurance and investment risks while limiting and mitigating those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated, and those risks that could threaten the ability of the Company to achieve its objectives. While many companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate total return.

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

The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the overall vision and goals of the Company, which include the Company’s risk appetite and return expectations. The Company’s risk framework, including key risk policies, is recommended by Executive Management and approved by the Risk and Finance Committee of the Board (Risk and Finance Committee). Each of the Company’s risk policies relates to a specific risk and describes the Company’s approach to risk management, defines roles and responsibilities relating to the assumption, mitigation, and control processes for that risk, and an escalation process for exceptions. Key policies are established by the Chief Executive Officer and policies at the next level down are established by Business Unit and Support Unit management. Key policies are approved by the relevant Committee of the Board and other policies are approved by the Chief Executive Officer. Risk management policies and processes are coordinated by Group Risk Management and compliance is verified by Internal Audit on a periodic basis. The results of audits are monitored by the Audit Committee of the Board.

The Company utilizes a multi-level risk management structure, whereby critical exposure limits, return requirement guidelines, capital at risk and key policies are established by the Executive Management and Board, but day-to-day execution of risk assumption activities and related risk mitigation strategies are delegated to the Business Units and Support Units. Reporting on risk management activities is integrated within the Company’s annual planning process, quarterly operations reports, periodic reports on exposures and large losses, and presentations to the Executive Management and Board. Individual Business Units and Support Units employ, and are responsible for reporting on, operating risk management procedures and controls, while Internal Audit periodically evaluates the effectiveness of such procedures and controls.

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

Economic Loss. The Company defines an economic loss as a decrease in the Company’s economic value, which is defined as common shareholders’ equity attributable to PartnerRe Ltd. plus the “time value of money” discount of the Non-life reserves that is not recognized in the consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), net of tax, plus the embedded value of the Life portfolio that is not recognized in the consolidated financial statements in accordance with U.S. GAAP, net of tax, less goodwill and intangible assets, net of tax.

Economic Capital. The Company defines economic capital as the economic value, as defined above, plus preferred shareholders’ equity.

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

The Company establishes key risk limits for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Risk and Finance Committee approves the key risk limits. Executive and Business and Support Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.

Individual Business and Support Units manage assumed risks, subject to the appetite and principles approved by the Board, limits approved by the Risk and Finance Committee, and policies established by Executive and Business Unit Management. At an operational level, Business and Support Units manage assumed risk through risk mitigation strategies including strong processes, technical risk assessment and collaboration among different groups of professionals who each contribute a particular area of expertise.

Management established key risk limits that are approved by the Risk and Finance Committee for the risk sources described below. During 2013, the Company added agriculture risk and mortgage reinsurance risk to its Risk Management framework. The risk limits for agriculture and mortgage reinsurance risks were approved by the Risk and Finance Committee. In addition, during 2013 the Company also refined its methodology to monitor interest rate risk related to the excess fixed income investment portfolio included in the Company’s capital funds from previously monitoring interest rate risk related to the total fixed income portfolio. Accordingly, the comparatives at December 31, 2012 have not been provided for the two new risks and the new interest rate risk metric.

The limits approved by the Risk and Finance Committee and the actual limits deployed at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Limit approved	Actual deployed	Limit approved	Actual deployed
Natural Catastrophe Risk	$2.3 billion	$1.5 billion	$2.3 billion	$1.6 billion
Long Tail Reinsurance Risk	$1.2 billion	$0.8 billion	$1.2 billion	$0.7 billion
Market Risk	$3.4 billion	$2.6 billion	$3.4 billion	$2.5 billion
Equity and equity-like sublimit	$2.8 billion	$1.8 billion	$2.8 billion	$1.7 billion
Interest Rate Risk (duration)—excess fixed income investment portfolio (1)	6.0 years	1.5 years	—	—
Interest Rate Risk (duration)—total fixed income investment portfolio (2)	—	—	5.0 years	2.7 years
Default and Credit Spread Risk	$9.5 billion	$6.8 billion	$9.5 billion	$7.1 billion
Trade Credit Underwriting Risk	$0.9 billion	$0.7 billion	$0.9 billion	$0.6 billion
Longevity Risk	$2.0 billion	$1.2 billion	$2.0 billion	$1.1 billion
Pandemic Risk	$1.3 billion	$0.6 billion	$1.3 billion	$0.6 billion
Agriculture Risk	$0.3 billion	$0.1 billion	—	—
Mortgage Reinsurance Risk	$0.7 billion	$0.2 billion	—	—
Any one country sub-limit	$0.5 billion	$0.2 billion	—	—

(1)	The excess fixed income investment portfolio relates to fixed income securities included in the Company’s capital funds, which are in excess of those included in the Company’s liability funds and which support the net reinsurance liabilities.
(2)	During 2013, the Company refined its methodology to monitor interest rate risk related to the excess fixed income investment portfolio included in the Company’s capital funds from previously monitoring interest rate risk related to the total fixed income portfolio. Accordingly, the limit approved and the actual deployed at December 31, 2013 are not provided for the total fixed income portfolio.
(3)	The limits approved and the actual limits deployed in the table above are shown net of retrocession.

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

The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilises probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at December 31, 2013.

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

Market Risk

The Company defines this risk as the risk of a substantial decline in the value of its Risk Assets. Risk Assets comprise the Company’s equity and equity-like securities which include all invested assets that are not investment grade standard fixed income securities and certain fixed income asset classes that are not liquid (but excludes insurance-linked securities as that risk is aggregated with liability risks). The Company limits the market value of Risk Assets as well as sub-limits the market value of equity and equity-like securities that it will hold in its investment portfolio.

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

Interest Rate Risk

The Company defines this risk as the risk of a substantial mismatch of asset and liability durations, which may result in economic losses to the Company. Economically, the Company is hedged against changes in asset and liability values resulting from small parallel changes in the risk free yield curve to the degree asset and liability durations are matched. Non-parallel shifts in the yield curve or extremely large changes in yields can introduce interest rate risk and investment losses to the degree asset maturity and coupon payments are not exactly matched to liability payments. Investment losses associated with interest rate risk of a magnitude that have the potential to exceed the Company’s risk appetite are associated with extremely large increases in interest rates over an annual period. The Company limits and monitors the interest rate exposure on its fixed income assets held in excess of those that are matched against liabilities. The Company both matches assets and liabilities to hedge against changes in interest rates and limits the total amount of interest rate exposure. See Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk in Item 7A of Part II of this report.

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

Mortgage Reinsurance Risk

The Company defines this risk as the risk that losses from mortgage insurance materially exceed the net premiums that are received to cover such risks, which may result in operating and economic losses to the Company. Mortgage insurance underwriting losses that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe mortgage defaults, driven by large scale economic downturns and high unemployment. Localized or regional economic downturns are unlikely to have a large enough geographic footprint necessary to create material losses exceeding the net premiums collected.

At December 31, 2013, the majority of the Company’s exposure to mortgage risk related to risks in the U.S. All of the Company’s U.S. mortgage portfolio is considered to consist of prime mortgages, with virtually all of the underlying risks related to policies written post-financial crisis and subject to enhanced post-financial crisis underwriting procedures that differentiate between risks. Mortgage insurance is managed through geographic diversification both within countries and across countries. This is accomplished through the allocation and tracking of capacity across exposure zones (defined as individual countries) and is accompanied by regular extreme event modeling, and a combination of quantitative and qualitative analysis.

The Company utilizes total limits deployed, net of retrocession, to manage its exposures. The limits per individual contract are aggregated within an exposure zone to establish the total exposures. Actual exposures deployed and estimated probable maximum losses in a specific zone will vary from period to period depending on Management’s assessment of current market conditions, the results from exposure modeling, and other analysis.

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

Given the Company underwrites volatile lines of business, such as catastrophe reinsurance, the operating results and financial condition of the Company can be adversely affected by catastrophes and other large losses that may give rise to claims under reinsurance coverages provided by the Company. The Company manages its exposure to catastrophic and other large losses by (i) limiting its aggregate exposure on catastrophe reinsurance in any particular geographic zone, (ii) selective underwriting practices, (iii) diversification of risks by geographic area and by lines and classes of business, and (iv) by purchasing retrocessional reinsurance.

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

Retrocessional reinsurance

The Company uses retrocessional reinsurance agreements to reduce its exposure on certain reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for the recovery of a portion of losses and loss expenses from retrocessionaires. The majority of the Company’s retrocessional reinsurance agreements cover the property exposures, predominantly those that are catastrophe exposed. The Company also utilizes retrocessions in the Life and Health segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires are selected based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria.

The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and therefore retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. The Company holds collateral, including escrow funds, trusts, securities and letters of credit under certain retrocessional agreements. Provisions are made for amounts considered potentially uncollectible and reinsurance losses recoverable from retrocessionaires are reported after allowances for uncollectible amounts.

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

The PML estimates below include all significant exposure from our Non-life and Life and Health business operations. This includes coverage for property, marine, energy, aviation, engineering, workers’ compensation and mortality and exposure to catastrophe from. insurance-linked securities. The PML estimates do not include casualty coverage that could be exposed as a result of a catastrophic event. In addition, they do not include estimates for contingent losses to insureds that are not directly impacted by the event (e.g. loss of earnings due to disruption in supply lines).

The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at October 1, 2013 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
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

Other Key Issues of Management

Capital Adequacy

A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s compound annual growth in diluted tangible book value per share and Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the reinsurance cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve an appropriate balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to its common shareholders by way of share repurchases and dividends. During 2013, the Company repurchased 7.7 million of its common shares for a total cost of $695 million. In addition, the Company increased the quarterly dividends on its common shares by 3% during 2013, from $0.62 per share to $0.64 per share, and a further 5% increase for 2014 from $0.64 per share to $0.67 per share.

Liquidity and Cash Flows

The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and operating expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration and currency of its investments and investments underlying the funds held—directly managed account with that of its net reinsurance liabilities. In 2014, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events.

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

Employees

The Company had 1,112 employees at December 31, 2013. The Company believes that its relations with its employees are good.

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

In addition to the above regulatory requirements impacting PartnerRe Bermuda, current international initiatives in the regulation of global insurance and reinsurance groups, such as the European Union’s Solvency II initiative (Solvency II), are trending towards the imposition of group supervisory regimes, introducing one principal “home” regulator over all the operating entities in a particular insurance or reinsurance group (referred to as Group Supervision). The Insurance Act sets out provisions regarding Group Supervision, including the power of the BMA to exclude specified entities from Group Supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding Group Supervision. This Group Supervision regime is in addition to the regulation of the Company’s various operating subsidiaries in their local jurisdictions. The BMA’s Group Supervision rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management, and supervisory reporting and disclosures of an insurance group. The group solvency rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group. The BMA has chosen PartnerRe Bermuda as the designated insurer for the purposes of Group Supervision, and the BMA will act as group supervisor of the PartnerRe group. As group supervisor, the BMA will gather relevant and essential information on and assess the financial situation of the PartnerRe group, and coordinate the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the PartnerRe group or any of its members. PartnerRe is not an insurer and, as such, is not regulated in Bermuda. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its Group Supervision, including PartnerRe.

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

Effective January 1, 2014, the BMA imposes the ECR on the PartnerRe group. The PartnerRe group’s ECR should be calculated by either (a) the model developed by the BMA, or (b) an internal capital model which the BMA has approved for use for this purpose. In addition, the PartnerRe group will be required to prepare and submit annual audited group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial return, annual group capital and solvency return and quarterly group unaudited financial returns.

In addition to the above, PartnerRe Bermuda maintains an operating branch in Canada and representative offices in Chile, China, Mexico and South Korea. The Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions. For a further discussion of the regulations pertaining to the Canadian branch see below.

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

In addition to the above, PartnerRe Europe has also established operating branches in France, Switzerland, Canada, Singapore, Labuan and Hong Kong and a representative office in Brazil, which are subject to Irish reinsurance supervision regulations. In addition, the Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Labuan branch is subject to regulation by the Labuan Financial Services Authority and the Hong Kong branch to regulation by the Office of the Commissioner of Insurance of Hong Kong. For a further discussion of the regulations pertaining to the Canadian branch see below. PartnerRe Ireland, pursuant to the Nonadmitted and Reinsurance Reform Act of 2010 (part of the Dodd-Frank Act), is a nonadmitted alien insurer in the U.S. and is eligible to write business as an excess and surplus lines insurer in all U.S. states.

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

PartnerRe U.S. Corporation is also the owner of the Presidio Reinsurance Group, Inc. and its 100% owned subsidiaries Presidio Excess Insurance Services, Inc. (PXS), PartnerRe Management Ltd. (PRM) and Presidio Reinsurance Corporation Inc. (PRC). PXS is a managing general underwriter licensed in a number of states. PRM is an approved coverholder in the Lloyd’s market domiciled in the U.K. and regulated by the Financial Services Authority. PRC is a Montana domiciled captive reinsurer.

Currently, the PartnerRe U.S. Insurance Companies are licensed, accredited or approved reinsurers and/or insurers in all fifty states and the District of Columbia, and are subject to the requirements described below:

Risk-Based Capital Requirements. The Risk-Based Capital (RBC) for Insurers Model Act (the Model RBC Act), as it applies to property and casualty insurers and reinsurers, was initially adopted by the NAIC in December 1993. The Model RBC Act or similar legislation has been adopted by the majority of states in the U.S. The main purpose of the Model RBC Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and to determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements that such insurers and reinsurers file with state insurance regulatory authorities. The Model RBC Act provides for four different levels of regulatory actions, each of which may be triggered if an insurer’s Total Adjusted Capital (as defined in the Model RBC Act) is less than a corresponding level of risk-based capital. Decreases in an insurer’s Total Adjusted Capital as a percentage of its Annualized Control Level (as defined in the Model RBC Act) triggers increasing regulatory actions. Such regulatory actions include but are not limited to issuance of orders for corrective action by the insurer, rehabilitation or liquidation of the insurer.

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

Reporting Requirements. Regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with their state domiciliary regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, and restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting for assets, reserves for unearned premiums and losses, and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than security holders. In the U.S., the New York State Department of Financial Services is the domiciliary regulator of PartnerRe U.S. and PRNY, and the Delaware Department of Insurance is the domiciliary regulator of PRAIC.

Dividends and Distributions. Under New York law, the New York State Department of Financial Services must approve any dividend declared or paid by PartnerRe U.S. or PRNY that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the New York Department of Financial Services, or 100% of their respective adjusted net investment income during that period. Under Delaware law the Delaware Commissioner of Insurance must approve any dividend declared or paid by PRAIC that, together with all dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of PRAIC’s surplus as regards policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. Both Delaware and New York do not permit a dividend to be declared or distributed, except out of earned surplus.

In addition to the above, the following laws and initiatives currently impact or may impact the PartnerRe U.S. Insurance Companies in the future:

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. and establishes a Federal Insurance Office under the U.S. Treasury Department. Although the Federal Insurance Office does not have general supervisory or regulatory authority over the business of insurance or reinsurance, it is charged with monitoring all aspects of the insurance industry, consulting with state insurance regulators, assisting in administration of the Terrorism Risk Insurance Act of 2002 (TRIA) and other duties. The Federal Insurance Office is also responsible for issuing certain reports to Congress such as a December 2013 report which recommended limited federal regulatory involvement in areas such as the development of a uniform agreement on reinsurance collateral requirements, as well as an upcoming report on the role of the global reinsurance market in supporting insurance in the U.S. Furthermore, the director of the Federal Insurance Office may recommend that the multi-agency Financial Stability Oversight Council (FSOC) subject an insurance company or an insurance holding company to heightened prudential standards following an extended designation process, and the FSOC itself may make such designations. The Dodd-Frank Act also made small changes to the regulation of credit for reinsurance and surplus lines insurance in the U.S. See Risk Factors in Item 1A of Part I of this report.

NAIC Solvency Modernization Initiative. In 2008, the NAIC began its Solvency Modernization Initiative to examine the United States insurance solvency regulation framework with a focus on capital requirements, international accounting, insurance valuation, reinsurance and group regulatory issues. While some activities arising from the Solvency Modernization Initiative, such as such as adoption of changes to the Insurance Holding Company System Regulatory Act and Insurance Holding Company System Model Regulation and adoption of the Risk Management and Own Risk and Solvency Assessment Model Act, are complete, other activities are ongoing.

Canada

Canadian branches of PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. hold licenses to write reinsurance business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. The Canadian branch of PartnerRe Bermuda is licensed to write life business in Ontario. The Canadian branch of PartnerRe Europe is licensed to write life business in Ontario and Quebec. The Canadian branch of PartnerRe U.S. is licensed to write property and casualty business in Ontario and Quebec. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Canadian Insurance Act) applicable to foreign property and casualty companies and to foreign life companies as well as relevant provincial insurance acts. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Canadian Insurance Act.

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

Other Regulatory Considerations

Moreover, there are various regulatory bodies and initiatives that impact PartnerRe in multiple international jurisdictions and the potential for significant impact on PartnerRe could be heightened as a result of recent industry and economic developments. In particular, Solvency II, adopted in the European Union but yet to be finalized, aims to establish a revised set of risk-based capital requirements and risk management standards that will replace the current Solvency I requirements. Once implementing measures are finalized, with implementation scheduled to take effect on January 1, 2016, Solvency II is expected to set out new, strengthened requirements applicable to the entire European Union relating to capital adequacy and risk management for insurers. Other similar measures, such as the International Association of Insurance Supervisors’ (IAIS) announced plans to include a risk-based global insurance capital standard within the common supervision framework it is currently developing, also have the potential for significant impact on PartnerRe. Furthermore, the IAIS has developed policy measures for institutions it designates as globally systemically important insurers (G-SIIs), including enhanced supervision standards, measures to facilitate resolution, and capital requirements to increase loss absorption capacity. The IAIS has announced that it will decide in 2014 on potential designation of major reinsurers as G-SIIs. See Risk Factors in Item 1A of Part I of this report.

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

The profits of the Canadian life branch of PartnerRe Bermuda are taxed at the federal level as well as the Ontario provincial level at a total rate that was 26.50% in 2013. The profits of the Canadian life branch of PartnerRe Europe are taxed at the federal level as well as the Ontario and Quebec provincial level at a total rate that was 26.50% in 2013. The Canadian non-life branch of PartnerRe U.S. is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 26.58% in 2013. See also the discussion of taxation in the United States and Ireland below.

France

The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The French Parliament approved the 2014 Finance Bill, which increased the statutory rate of tax on corporate profits in France from 36.1% to 38.0%, effective for 2013 and 2014. See also the discussion of taxation in Ireland below.

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

In addition, PartnerRe Europe writes certain U.S. Facultative and Latin American business, through its reinsurance intermediaries, PartnerRe Miami Inc. (PartnerRe Miami) in Miami, Florida and PartnerRe Connecticut Inc. (PartnerRe Connecticut) in Greenwich, Connecticut. As a result, PartnerRe Europe is deemed to be engaged in a U.S. trade or business and thus is subject to taxation in the U.S. Finally, PartnerRe Capital Investments Corporation is also a U.S. corporation subject to taxation in the U.S. The current statutory rate of tax on corporate profits in the U.S. is 35%. See the discussion of U.S. branch taxation below and the discussion of taxation in Ireland above.

On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies and PartnerRe Europe for its U.S. branches (PartnerRe Miami and PartnerRe Connecticut), will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the U.S., there can be no assurance that the Internal Revenue Service (the IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

Introduction

Current and potential investors in the Company should be aware that, as with any publicly traded company, investing in our securities carries risk. Managing risk effectively is paramount to our success, and our organization is built around intelligent risk assumptions and careful risk management, as evidenced by our development of the PartnerRe risk management framework, which provides an integrated approach to risk across the entire organization. We have identified what we believe reflect key significant risks to the organization, and, in turn, the shareholders. These risks should be read in conjunction with other Risk Factors described in more detail below under the heading Risk Factors.

First, in order to achieve an appropriate compound annual growth in diluted tangible book value per share over the reinsurance cycle, we believe we must be able to generate an appropriate operating return on beginning diluted book value per share over the reinsurance cycle. Our ability to do that over a reinsurance cycle is dependent on our individual performance, but also on industry factors that impact the level of competition and the price of risk. The level of competition is determined by supply of and demand for capacity. Demand is determined by client buying behavior, which varies based on the client’s perception of the amount and volatility of risk, its financial capacity to bear it and the cost of risk transfer. Supply is determined by the existing reinsurance companies’ level of financial strength and the introduction of capacity from new start-ups or capital markets. Significant new capacity or significant reduction in demand will depress industry profitability until the supply/demand balance is redressed. Extended periods of imbalance could depress industry profitability to a point where we would fail to meet our targets.

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

Third, we expose ourselves to several very significant risks that are of a size that can impact our financial strength as measured by U.S. GAAP or regulatory capital. We believe that the following can be categorized as very significant risks:

•	Natural catastrophe risk;

•	Long tail reinsurance risk;

•	Market risk;

•	Interest rate risk;

•	Default and credit spread risk;

•	Trade credit underwriting risk;

•	Longevity risk;

•	Pandemic risk;

•	Agriculture risk; and

•	Mortgage reinsurance risk.

Most of these risks can accumulate to the point that they exceed a year’s worth of earnings and affect the capital base of the Company (for further information about these risks see Risk Management in Item 1 of Part I of this report).

We rely on our internal risk management processes, models and systems to manage these risks at the nominal exposure levels approved by the Company’s Board. However, because these models and processes may fail, we also impose limits on our exposure to these risks.

In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings, as described in Risk Management in Item 1 of Part I of this report. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “the Company”, “PartnerRe”, “we”, “our” or “us” may, depending upon the context, refer solely to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Risk Factors

Risks Related to Our Company

The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.

Catastrophe reinsurance comprised approximately 8% of our net premiums written for the year ended December 31, 2013 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hailstorms, tornadoes, severe winter weather, fires, drought, explosions and other natural and man-made disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

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

By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophic losses and large losses, net of any related reinstatement premiums, reinsurance and profit commissions (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophe losses and large losses
2013	$142
2012	318
2011	1,790
2010	559
2009	—

Examples of pre-tax large catastrophic losses and large losses reflected in the illustration above include losses in 2013, 2012, 2011 and 2010 which were incurred, to varying extents, as the result of multiple medium and large catastrophic events. In 2013, these events included the extensive flooding in Alberta, Canada (Alberta Floods) in June 2013, the hailstorm that affected large parts of Germany in July 2013 (German Hailstorm) and the floods that impacted large areas of Central Europe in June 2013 (European Floods). In 2012, these events included Superstorm Sandy and the U.S. drought which impacted the agriculture line of business in the North America sub-segment. In 2011, these events included the Japan Earthquake, the February and June 2011 New Zealand Earthquakes, Thailand Floods, U.S. tornadoes and Australian Floods. In 2010, these events included the earthquake that hit Chile in February 2010, the New Zealand earthquake that occurred in September 2010 (2010 New Zealand Earthquake) and large losses related to the explosion and subsequent sinking of the Deepwater Horizon Drilling Platform.

A significant amount of judgment was used to estimate the range of potential losses related to the 2010 and the February and June 2011 New Zealand Earthquakes (collectively, the New Zealand Earthquakes) and the Japan Earthquake, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses related to these events and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2013. The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is additional complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.

While the Company remains cautious regarding the estimated ultimate losses from the Japan Earthquake, as time has passed the estimates received from the Company’s cedants have stabilized, paid losses have increased and the remaining complexities have reduced. However, there can be no assurance that ultimate losses will not exceed our estimates.

We believe, and recent scientific studies have indicated, that the frequency of Atlantic basin hurricanes has increased and may change further in the future relative to the historical experience over the past 100 years. As a result of changing climate conditions, such as global warming, there may be increases in the frequency and severity of natural catastrophes and the losses that result from them. We monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information, such as these studies. We believe that factors including increases in the value and geographic concentration of insured property, particularly along coastal regions, the increasing risk of extreme weather events reflecting changes in climate and ocean temperatures, and the effects of inflation may continue to increase the severity of claims from catastrophic events in the future.

We could face unanticipated losses from man-made catastrophic events and these or other unanticipated losses could impair our financial condition, reduce our profitability and decrease the market price of our shares.

We may have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of terrorism, acts of war, nuclear accidents and political instability, or from other perils. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverage we write, we may continue to have exposure to such unforeseen or unpredictable events. This may be because, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us.

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

Our net income may be volatile because certain products sold by our Life business unit expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.

Our pricing, establishment of reserves for future policy benefits and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to market changes, mortality rates, morbidity rates, and policyholder behavior. The process of establishing reserves for future policy benefits relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods. Significant deviations in actual experience from assumptions used for pricing and for reserves for future policy benefits could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees we assumed the risk of guaranteed minimum death benefits (GMDB). Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB liabilities. Reported liabilities for GMDB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. For further information see Life Policy Benefits in Item 7 of Part II of this report.

If actual losses exceed our estimated loss reserves, our net income and capital position will be reduced.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we reinsure. We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that we write. Loss reserves are estimates involving actuarial and statistical projections at a given time to reflect our expectation of the costs of the ultimate settlement and administration of claims. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain. Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.

Estimates of losses are based on, among other things, a review of potentially exposed contracts, information reported by and discussions with counterparties, and our estimate of losses related to those contracts and are subject to change as more information is reported and becomes available. Losses for casualty and liability lines often take a long time to be reported, and frequently can be impacted by lengthy, unpredictable litigation and by the inflation of loss costs over time. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. As a consequence, actual losses and loss expenses paid may deviate substantially from the reserve estimates reflected in our financial statements.

Although we did not operate prior to 1993, we assumed certain asbestos and environmental exposures through our acquisitions. Our reserves for losses and loss expenses include an estimate of our ultimate liability for asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses. These liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Certain of our subsidiaries have received and continue to receive notices of potential reinsurance claims from ceding insurance companies, which have in turn received claims asserting asbestos and environmental losses under primary insurance policies, in part reinsured by us. Such claims notices are often precautionary in nature and are generally unspecific, and the primary insurers often do not attempt to quantify the amount, timing or nature of the exposure. Given the lack of specificity in some of these notices, and the legal and tort environment that affects the development of claims reserves, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. In addition, the reserves that we have established may be inadequate. If ultimate losses and loss expenses exceed the reserves currently established, we will be required to increase loss reserves in the period in which we identify the deficiency to cover any such claims. As a result, even when losses are identified and reserves are established for any line of business, ultimate losses and loss expenses may deviate, perhaps substantially, from estimates reflected in loss reserves in our financial statements. Variations between our loss reserve estimates and actual emergence of losses could be material and could have a material adverse effect on our results of operations and financial condition.

Since we rely on a few reinsurance brokers for a large percentage of our business, loss of business provided by these brokers could reduce our premium volume and net income.

We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2013, approximately 71% of our gross premiums written were produced through brokers. In 2013, we had two brokers that accounted for 43% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.

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

Third party rating agencies assess and rate the claims paying ability and financial strength of insurers and reinsurers, such as the Company’s principal operating subsidiaries. These ratings are based upon criteria established by the rating agencies and have become an important factor in establishing our competitive position in the market. Insured, insurers, ceding insurers and intermediaries use these ratings as one measure by which to assess the financial strength and quality of insurers and reinsurers. They are not an evaluation directed to investors in our common shares, preferred shares or debt securities, and are not a recommendation to buy, sell or hold our common shares, preferred shares or debt securities.

Our financial strength ratings are subject to periodic review as rating agencies evaluate us to confirm that we continue to meet their criteria for ratings assigned to us by them. Such ratings may be revised downward or revoked at the sole discretion of such ratings agencies in response to a variety of factors, including capital adequacy, management strategy, operating earnings and risk profile. In addition, from time to time one or more rating agencies may effect changes in their capital models and rating methodologies that could have a detrimental impact on our ratings. It is also possible that rating agencies may in the future heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels. We can offer no assurances that our ratings will remain at their current levels.

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

Our future capital requirements depend on many factors, including regulatory requirements, our ability to write new business successfully, the frequency and severity of catastrophic events, and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Financial markets in the U.S., Europe and elsewhere have experienced extreme volatility and disruption in recent times, resulting in part from financial stresses affecting the liquidity of the banking system. Continued disruption in the financial markets may limit our ability to access capital required to operate our business and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. In addition, if we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

The exposure of our investments to interest rate, credit and equity risks may limit our net income and may affect the adequacy of our capital.

We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2013, we had net investment income of $484 million, which represented approximately 9% of total revenues. In addition, we recorded realized and unrealized gains on investments during 2013, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies of major economies, inflation, economic and political conditions and other factors outside our control. Changes in interest rates can negatively affect us in two ways. In a declining interest rate environment, we will be required to invest our funds at lower rates, which would have a negative impact on investment income. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. In a rising interest rate environment, the market value of our fixed income portfolio may decline.

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

Global capital markets in the U.S., Europe and other leading markets continue to experience volatility and certain economies remain in recession. Although conditions may be improving, the longer this economic dislocation persists, the greater the probability that these risks could have an adverse effect on our financial results. This may be evidenced in several ways including, but not limited to, a potential reduction in our premium income, financial losses in our investment portfolio and decreases in revenue and net income.

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

The global sovereign debt crisis has resulted in financial market restructuring efforts. The impact of these efforts is unclear, however, they may cause a further deterioration in the value of various currencies and consequently exacerbating instability in global credit markets, and increased credit concerns resulting in the widening of bond yield spreads. In addition, recent rating agency downgrades on certain sovereign debt and a possible concern of the potential default of government issuers has contributed to this uncertainty. The impact of these developments, while potentially severe, remains extremely difficult to predict. However, should governments default on their obligations, there will be a negative impact on government and non-government issued bonds, government guaranteed corporate bonds and bonds and equities issued by financial institutions and other financial instruments held within the country of default which in turn could adversely impact assets held in our investment portfolio.

We may be adversely impacted by inflation.

Recent deficit spending by governments in the Company’s major markets exposes the Company to heightened risk of inflation. We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. Inflation in relation to medical costs, construction costs and tort issues in particular impact the property and casualty industry. The onset, duration and severity of an inflationary period cannot be estimated with precision. The global sovereign debt crisis and the related financial restructuring efforts have, among other factors, made it more difficult to predict the inflationary environment.

We may suffer losses due to defaults by others, including issuers of investment securities, reinsurance and derivative counterparties.

Issuers or borrowers whose securities we hold, reinsurers, clearing agents, clearing houses, derivative instrument counterparties and other financial intermediaries may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. Our investment portfolio may include investment securities in the financial services sector that have recently experienced defaults. All or any of these types of default could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards (IFRS), may require considerable additional expense to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements may be significant. The impact may affect the results of our operations, including among other things, the calculation of net income, and may affect our financial position, including among other things, the calculation of unpaid losses and loss expenses, policy benefits for life and annuity contracts and total shareholders’ equity. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants.

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

Cybersecurity events could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We are dependent upon the effective functioning and availability of our information technology and application systems platforms. These platforms include, but are not limited to, our proprietary software programs such as catastrophe models as well as those licensed from third-party vendors including analytic and modeling systems. We rely on the security of such platforms for the secure processing, storage and transmission of confidential information. Examples of significant cybersecurity events are unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions and other events that could have security consequences (each, Cybersecurity Event). A Cybersecurity Event could materially impact our ability to adequately price products and services, establish reserves, provide efficient and secure services to our clients, brokers, vendors, regulators and Board of Directors, value our investments and to timely and accurately report our financial results. Although we have implemented controls and have taken protective measures to reduce the risk of Cybersecurity Events, we cannot reasonably anticipate or prevent rapidly evolving types of cyber attacks and such measures may be insufficient to prevent a Cybersecurity Event. Cybersecurity Events could expose us to a risk of loss or misuse of our information, litigation, reputational damage, violations of applicable privacy and other laws, fines, penalties or losses that are either not insured against or not fully covered by insurance maintained. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities.

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

Currently, the Company is facing a challenging and limited growth environment, which is driven by price decreases in most markets and lines of business, reflecting increased competition and excess capacity in the industry, relatively low loss experience and a prolonged period of low interest rates, which has impacted our investment portfolio. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes.

We anticipate that competition and pricing pressure may adversely affect our profitability and results of operations in future periods, and the impact may be material.

We operate in a highly competitive environment.

The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and reinsurance and insurance operations of certain primary insurance companies, such as ACE, Arch Capital, Axis Capital and XL Group. The lack of strong barriers to entry into the reinsurance business means that we also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes.

Competition in the types of reinsurance and insurance that we underwrite is based on many factors, including the perceived and relative financial strength, pricing and other terms and conditions, services provided, ratings assigned by independent rating agencies, speed of claims payment, geographic scope of business, client and broker relationships, reputation and experience in the lines of business to be written. If competitive pressures reduce our prices, we would expect to write less business. In addition, competition for customers would become more intense and we could incur additional expenses relating to customer acquisition and retention, further reducing our operating margins.

Further, insurance-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

All of the above factors may adversely affect our profitability and results of operations in future periods, the impact of which may be material, and may adversely affect our ability to successfully execute our strategy as a global diversified reinsurance and specialty insurance company.

Legal and Regulatory Risks

Political, regulatory, governmental and industry initiatives could adversely affect our business.

Our reinsurance operations are subject to extensive laws and regulations that are administered and enforced by a number of different governmental and non-governmental self-regulatory authorities and associations in each of their respective jurisdictions and internationally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries’ financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds.

As a result of the current financial crisis, some of these authorities regularly consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. For example, the European Union’s Solvency II initiative (see below Solvency II could adversely impact our financial results and operations) and the NAIC’s Solvency Modernization Initiative include meaningful changes in consolidated supervision and corporate governance requirements as they apply to insurance and reinsurance corporate groups, which could lead to increases in regulatory capital requirements, reduced operational flexibility and increased compliance costs. We cannot predict what regulations will finally be adopted.

In addition, in 2010 the International Association of Insurance Supervisors (IAIS) introduced a concept paper promoting a common framework for the supervision of internationally active insurance groups (IAIGs). Through the common framework, still in its development phase, the IAIS aims to: (i) develop methods of operating group-wide supervision of IAIGs, (ii) establish a comprehensive framework for supervisors to address group-wide activities and risks and also set grounds for better supervisory cooperation, and (iii) foster global convergence of regulatory and supervisory measures and approaches. In addition, in October 2013 the IAIS announced its plan to include a risk-based global insurance capital standard within its common framework by 2016. Furthermore, the IAIS has developed policy measures for institutions it designates as globally systemically important insurers (G-SIIs), including enhanced supervision standards, measures to facilitate resolution, and capital requirements to increase loss absorption capacity. The IAIS has announced that it will decide in 2014 on potential designation of major reinsurers as G-SIIs.

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

Recent government intervention and the possibility of future government intervention have created uncertainty in the insurance and reinsurance markets. Government regulators are generally concerned with the protection of policyholders to the exclusion of other interested parties, including shareholders of reinsurers. We believe it is likely there will continue to be increased regulation of, and other forms of government participation in, our industry in the future, which could adversely affect our business by, among other things:

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

Such a U.S. federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the TRIA was enacted to ensure the availability of commercial insurance coverage for certain types of terrorist acts in the U.S. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) was enacted, which further renewed TRIA for another 7 years ending December 31, 2014. This law established a federal program to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. We cannot provide assurance that TRIPRA will be extended beyond 2014, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.

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

In response to the financial crisis affecting the banking system and financial markets, the U.S. federal government, the European Central Bank and other governmental and regulatory bodies have taken or are considering taking other actions to address the governance of those industries that are viewed as presenting a systemic risk to economic stability. Such actions include the International Monetary Fund’s proposal to levy a financial stability tax on all financial institutions, the proposals for enhanced regulation and supervision contained in the most recently published Organization for Economic Co-operation and Development (OECD) paper on the impact of the financial crisis on the Insurance sector and the financial regulatory reform provisions contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Measures taken in Europe include the European Market Infrastructure Regulation (EMIR), as well as the proposed revisions to the Markets in Financial Instruments Directive (MiFID) and the proposed new Markets in Financial Instruments Regulation (MiFIR). We are unable to predict the effect that the enactment of any such proposals will have on the financial markets generally or on the Company’s competitive position, business and financial condition in particular, though we are monitoring these and similar proposals as they evolve.

The Dodd-Frank Act and other U.S. regulatory changes may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, further regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by the President of the U.S. on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. and establishes a Federal Insurance Office under the U.S. Treasury Department. Although the Federal Insurance Office does not have general supervisory or regulatory authority over the business of insurance or reinsurance, it is charged with monitoring all aspects of the insurance industry, consulting with state insurance regulators, assisting in administration of the TRIA, and other duties. The Federal Insurance Office is also responsible for issuing certain reports to Congress such as a December 2013 report which recommended limited federal regulatory involvement in areas such as the development of a uniform agreement on reinsurance collateral requirements, as well as an upcoming report on the role of the global reinsurance market in supporting insurance in the U.S. Furthermore, the director of the Federal Insurance Office may recommend that the multi-agency Financial Stability Oversight Council (FSOC) subject an insurance company or an insurance holding company to heightened prudential standards following an extended designation process, and FSOC itself may make such designations. Proposed U.S. regulatory changes outside the scope of the Dodd-Frank Act include legislation to repeal the insurance company exemption from certain U.S. federal antitrust laws, which has been introduced in the past. It is not possible to predict whether this or similar legislation may be enacted in the future.

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

Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, was adopted by the European Parliament and the European Council in April of 2009 and may adversely affect our reinsurance businesses. The implementation of Solvency II by the European Commission will replace current solvency requirements and is scheduled to take effect January 1, 2016. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. The measures implementing Solvency II have not been finalized and may be subject to change; consequently, our implementation plans, which are based on our current understanding of the Solvency II requirements, may need to change. The current uncertainty as to timing and requirements may add to the cost of compliance. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on the cost of PartnerRe Bermuda’s European business due to the potential of having to post collateral. It would not affect PartnerRe Europe’s ability to operate in Europe. Such a finding could also have adverse indirect commercial impacts on our operations. An interim assessment has determined that the Bermuda regime applicable to Class 3A, 3B and 4 Companies is equivalent with certain caveats, but a final determination is yet to be made and it is not known when a final determination will be made. In addition, European policymakers have recently drafted a set of criteria by which the European Commission will be able to assess unilaterally whether the solvency regime of a third country such as Bermuda is broadly equivalent to Solvency II. If Bermuda is considered broadly equivalent then it could be granted “provisional equivalence” to Solvency II for a period of 10 years with the possibility that such period could be extended. We are monitoring the ongoing legislative and regulatory steps associated with the adoption of Solvency II and the equivalence system, as well as other standards such as the IAIS’s planned risk-based global insurance capital standard. The principles, standards and requirements of Solvency II may also, directly or indirectly through its impact on other market participants, including ceding insurers, impact the future supervision of additional operating subsidiaries of ours.

Legislative and regulatory activity in health care and other employee benefits could increase the costs or administrative burdens of providing benefits to our employees or hinder or prevent us from attracting and retaining employees, or affect our profitability as a provider of accident and health insurance benefit products.

We derive revenues from the provision of accident and health premiums in the U.S., that is, providing insurance to institutions that participate in the U.S. healthcare delivery infrastructure. Changes in U.S. healthcare legislation, specifically the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”), have made significant changes to the regulation of health insurance and may negatively affect our healthcare liability business including, but not limited to, the healthcare delivery system and the healthcare cost reimbursement structure in the U.S. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. It is difficult to predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. Any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.

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

These investigations have resulted in changes in the insurance and reinsurance markets and industry business practices. While at this time, none of these changes have caused an adverse effect on our business, we are unable to predict the potential effects, if any, that future investigations may have upon our industry. As noted above, because we frequently assume the credit risk of the counterparties with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these counterparties is severely impacted by investigations in the insurance industry or by changes to industry practices.

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

We are a Bermuda company and some of our directors and officers are residents of various jurisdictions outside the U.S. All, or a substantial portion, of the assets of our officers and directors and of our assets are or may be located in jurisdictions outside the U.S. Although we have appointed an agent and irrevocably agreed that the agent may be served with process in New York with respect to actions against us arising out of violations of the U.S. Federal securities laws in any Federal or state court in the U.S., it could be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. It could also be difficult for investors to enforce against us or our directors and officers judgments of a U.S. court predicated upon civil liability provisions of U.S. Federal securities laws.

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

Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Shares and Preferred Shares

We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our common and preferred shares and other obligations.

We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of operating expenses, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The ability of our subsidiaries to pay dividends or to advance or repay funds to us is subject to general economic, financial, competitive, regulatory and other factors beyond our control. In particular, the payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business and include minimum solvency and liquidity thresholds. As of

December 31, 2013, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.

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

Taxation Risks

Changes in our effective income tax rate could affect our results of operations.

Our effective income tax rate could be adversely affected in the future by net income being lower than anticipated in jurisdictions where we have a relatively lower statutory tax rate and net income being higher than anticipated in jurisdictions where we have a relatively higher statutory tax rate, or by changes in corporate tax rates and tax regulations in any of the jurisdictions in which we operate. We are subject to regular audit by tax authorities in the various jurisdictions in which we operate. Any adverse outcome of such an audit could have an adverse effect on our net income, effective income tax rate and financial condition.

In addition, the determination of our provisions for income taxes requires significant judgment, and the ultimate tax determination related to certain positions taken is uncertain. Although we believe our provisions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our net income and effective income tax rate in the period such determination is made.

If our non-U.S. operations become subject to U.S. income taxation, our net income will decrease.

We believe that we and our non-U.S. subsidiaries (other than business sourced by PartnerRe Europe through PartnerRe Miami and PartnerRe Connecticut) have operated, and will continue to operate, our respective businesses in a manner that will not cause us to be viewed as engaged in a trade or business in the U.S. and, on this basis, we do not expect that either we or our non-U.S. subsidiaries will be required to pay U.S. corporate income taxes (other than potential withholding taxes on certain types of U.S. source passive income) or branch profits taxes. Because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., the IRS may contend that either we or our non-U.S. subsidiaries are engaged in a trade or business in the U.S. In addition, legislation regarding the scope of non-U.S. entities and operations subject to U.S. income tax has been proposed in the past, and may be proposed again in the future. If either we or our non-U.S. subsidiaries are subject to U.S. income tax, our shareholders’ equity and net income will be reduced by the amount of such taxes, which might be material.

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

Currently, our U.S. reinsurance subsidiary retrocedes or may retrocede a portion of its U.S. business to our non-U.S. reinsurance subsidiaries and is generally entitled to deductions for premiums paid for such retrocessions. Proposed legislation has been introduced that if enacted would impose a limitation on such deductions, which could result in increased U.S. tax on this business and decreased net income. It is not possible to predict whether this or similar legislation may be enacted in the future. In addition, it is possible that other legislative proposals could be introduced in the future that could have an adverse impact on us or our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases office space in Hamilton (Bermuda) where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, principally in Dublin, Greenwich (Connecticut), Paris and Zurich.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. While the outcome of business litigation cannot be predicted with certainty, the Company will dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

At December 31, 2013, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

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

As of February 14, 2014, the approximate number of common shareholders was 87,675.

The following table provides information about purchases by the Company during the quarter ended December 31, 2013, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program (1)
10/01/2013-10/31/2013	90,000	$91.77	90,000	5,880,000
11/01/2013-11/30/2013	287,200	99.90	287,200	5,592,800
12/01/2013-12/31/2013	638,500	100.26	638,500	4,954,300

Total	1,015,700	$99.41	1,015,700

(1)	In September 2013, the Company’s Board of Directors approved a new share repurchase authorization of up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in March 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At December 31, 2013, approximately 34.2 million common shares were held in treasury and available for reissuance.

The high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape and dividends declared by the Company were as follows:

	2013			2012
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$93.83	$81.45	$0.64	$68.41	$63.02	$0.62

Three months ended June 30	96.05	86.86	0.64	75.67	65.87	0.62

Three months ended September 30	93.23	86.64	0.64	76.55	72.44	0.62

Three months ended December 31	105.43	90.50	0.64	82.88	75.32	0.62

Other information with respect to the Company’s common shares, dividends and other related shareholder matters is contained in Notes 11, 12, 14 and 16 to Consolidated Financial Statements in Item 8 of Part II of this report and in the Proxy Statement and is incorporated by reference to this item.

Comparison of 5-Year Cumulative Total Return

The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (S&P) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2008 and ending on December 31, 2013, assuming $100 was invested on December 31, 2008. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2008 through December 31, 2013. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 72%, the cumulative total return for the S&P 500 Composite Stock Price Index was 128% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 107%.

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

The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2009, 2010, 2011, 2012 and 2013, including Paris Re’s results from October 2, 2009 and PartnerRe Health’s results from January 1, 2013. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries at December 31, 2009, 2010, 2011, 2012 and 2013, including Paris Re from December 31, 2009 and PartnerRe Health from December 31, 2012.

(Expressed in millions of U.S. dollars or shares, except per share data)

	For the years ended December 31,
Statement of Operations Data	2013	2012	2011	2010	2009
Gross premiums written	$5,570	$4,718	$4,633	$4,885	$4,001
Net premiums written	5,397	4,573	4,486	4,705	3,949
Net premiums earned	$5,198	$4,486	$4,648	$4,776	$4,120
Net investment income	484	571	629	673	596
Net realized and unrealized investment (losses) gains	(161)	494	67	402	591
Net realized gain on purchase of capital efficient notes	—	—	—	—	89
Other income	17	12	8	10	22

Total revenues	5,538	5,563	5,352	5,861	5,418
Losses and loss expenses and life policy benefits	3,158	2,805	4,373	3,284	2,296
Total expenses	4,830	4,234	5,797	4,892	3,635

Income (loss) before taxes and interest in earnings (losses) of equity investments	708	1,329	(445)	969	1,783
Income tax expense	49	204	69	129	262
Interest in earnings (losses) of equity investments	14	10	(6)	13	16

Net income (loss)	$673	$1,135	$(520)	$853	$1,537
Net income (loss) attributable to noncontrolling interests	9	—	—	—	—

Net income (loss) attributable to PartnerRe Ltd.	$664	$1,135	$(520)	$853	$1,537
Preferred dividends	58	62	47	35	35
Loss on redemption of preferred shares	9	—	—	—	—

Net income (loss) attributable to PartnerRe Ltd. common shareholders	597	1,073	(567)	818	1,502

Basic net income (loss) per common share	$10.78	$17.05	$(8.40)	$10.65	$23.93
Diluted net income (loss) per common share	$10.58	$16.87	$(8.40)	$10.46	$23.51
Dividends declared and paid per common share	$2.56	$2.48	$2.35	$2.05	$1.88
Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders (1) (4)	$722	$664	$(642)	$492	$931
Diluted operating earnings (loss) per common share and common share equivalents outstanding (1)	$12.79	$10.43	$(9.50)	$6.29	$14.57
Operating return on beginning diluted book value per common share and common share equivalents outstanding (2) (4)	12.7%	12.3%	(10.1)%	7.4%	22.4%
Weighted average number of common shares and common share equivalents outstanding	56.4	63.6	67.6	78.2	63.9
Non-life ratios
Loss ratio	56.7%	58.5%	96.7%	65.9%	52.7%
Acquisition ratio	22.5	22.3	21.3	21.3	21.9
Other operating expense ratio	6.1	7.0	7.4	7.8	7.2

Combined ratio	85.3%	87.8%	125.4%	95.0%	81.8%

	At December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Total investments, funds held—directly managed and cash and cash equivalents	$17,431	$18,026	$17,898	$18,181	$18,165
Total assets	23,038	22,980	22,855	23,364	23,733
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	12,620	12,523	12,919	12,417	12,427
Debt related to senior notes	750	750	750	750	250
Debt related to capital efficient notes	71	71	71	71	71
Total shareholders’ equity attributable to PartnerRe Ltd.	6,710	6,933	6,468	7,207	7,646
Diluted book value per common share and common share equivalents outstanding	$109.26	$100.84	$84.82	$93.77	$84.51
Diluted tangible book value per common share and common share equivalents outstanding (3)	$98.49	$90.86	$76.47	$85.53	$76.92
Number of common shares outstanding, net of treasury shares	53.6	58.9	65.3	70.0	82.6

(1)	Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss available to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. Diluted operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss or diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(2)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using diluted operating earnings or loss per share, as defined above, divided by diluted book value per common share and common share equivalents outstanding at the beginning of the year. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(3)	Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.
(4)	Effective January 1, 2011, Management redefined its operating earnings or loss available to common shareholders calculation to additionally exclude net foreign exchange gains or losses. In addition, Management redefined its Operating return on beginning diluted book value per share and common share equivalents outstanding calculation to measure operating return on a diluted per share basis (Operating ROE, previously referred to as operating return on beginning common shareholders’ equity). Operating earnings or loss and Operating ROE for all periods presented have been recast to reflect the Company’s redefined non-GAAP measures. See Key Financial Measures in Item 7 of Part II of this report for a discussion of Management’s reasons for redefining these measures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2013, 2012 and 2011.

Executive Overview

The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.

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

The Company’s economic objective is to manage a portfolio of risks that will create total shareholder value and uses annual diluted tangible book value per share and share equivalents outstanding plus dividends to measure its success. Management assesses this economic objective over the reinsurance cycle, rather than any particular quarterly or annual period, given the Company’s profitability is significantly affected by the level of large catastrophic losses that it incurs each period. The Company uses a number of other metrics to monitor its performance in meeting its economic objective, which are discussed further below under Key Financial Measures.

As described in more detail below, the Company is facing a challenging and limited growth environment, which is driven by price decreases in most markets and lines of business, reflecting increased competition and excess capacity in the industry, relatively low loss experience and a prolonged period of low interest rates. However, the Company’s strong global franchise and geographical footprint position the Company well for the future as does the acquisition of Paris Re in 2009, which provided enhanced strategic and financial flexibility, and the recent acquisition of PartnerRe Health in 2012, which provided additional diversification into the U.S. accident and health market. While the Company continues to face this challenging business environment, Management has also focused on implementing cost saving initiatives. In 2013, Management announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of certain of its Non-life operations, both of which are expected to provide greater operational efficiency. Regarding capital management, and as a result of the challenging business environment described above, during 2013 the Company returned approximately $840 million to its common shareholders through share repurchases and dividends. As the Company looks to 2014 and beyond, despite the challenging environment, Management remains confident in the Company’s strong global franchise, geographical footprint and technical underwriting skills and is focused on continuing to maintain its strong relationships with clients and actively managing its capital resources.

The following discussion provides an overview of the Company’s business and trends and commentary regarding the outlook for 2014 in each business.

Non-life reinsurance and insurance business, trends and 2014 outlook

The Company generates its Non-life reinsurance and insurance revenue from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and insurance and other risk transfer products. The reinsurance and insurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.

In its reinsurance portfolio, the Company writes all lines of business in virtually all markets worldwide. In addition, the Company provides certain specialty insurance lines of business. The Company differentiates itself through its risk management strategy, its financial strength and its strong global franchise. In assuming its clients’ risks, the Company removes the volatility associated with those risks from the client, and then manages those risks and the risk-related volatility. Through its broad product and geographic diversification, its execution capabilities and its local presence in most major markets, the Company is able to stabilize returns, respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.

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

The Non-life reinsurance market has historically been highly cyclical in nature. The reinsurance cycle is driven by competition, the amount of capital and capacity in the industry, loss events and investment returns. The Company’s long-term strategy to generate total shareholder value focuses on broad product, asset and geographic diversification of risks.

The cyclicality of the Non-life reinsurance market is characterized by cycles of growth and decline, known as hard and soft insurance cycles. Since late 2003, the Company began to see the emergence of a soft market across most lines of business with general decreases in pricing and profitability. With the exception of lines and markets impacted by specific catastrophic or large loss events, this trend continued throughout the decade. From 2011 to 2013, the Company experienced increases in pricing in certain loss affected lines of business and markets, which were primarily related to the increased catastrophic and large loss activity during 2011 and from the impact of Superstorm Sandy in 2012. During 2013, in lines of business and markets that have not been specifically impacted by any large losses in recent years, the terms and conditions continued to be mainly static and soft in most markets, with price deteriorations observed in some markets as a result of increased competition and excess capacity in the industry.

During the January 1, 2014 renewals the Company experienced an increase of approximately 3% in renewable Non-life treaty business, on a constant foreign exchange basis. The increase in expected premium volume was driven primarily by the Company’s diversifying lines, and was mainly attributable to certain contracts negotiated earlier in 2013 and incepting on January 1, 2014. As a result, the North America and Global Specialty sub-segments experienced increases in renewable premium base, while the Catastrophe and Global (Non-U.S.) P&C sub-segments experienced declines driven by declining pricing and pressure on terms and conditions in most markets that were not loss affected. The Company writes a large majority of its business on a treaty basis and renews approximately 65% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year.

During the January 1, 2014 renewals, all Non-life sub-segments experienced increased cedant retentions and increased competition, which resulted in further declines in pricing and deterioration in terms and conditions. The excess capacity in the industry, which results in cedants retaining more business and decreasing the available premium in the global industry, combined with the growth in insurance-linked securities and other alternative capital flows into the industry, continue to provide a challenge to writing business meeting our profitability requirements. Despite these persistent challenging market conditions, the Company believes that its strong global franchise and geographic footprint, long track record and broad yet highly technical capabilities over many lines of business, position the Company well. The Company expects to continue with its initiatives to find new diversifying risks and expand relationships with existing clients.

Life and Health reinsurance business, trends and 2014 outlook

The Company’s Life and Health segment derives revenues primarily from renewal premiums from existing reinsurance treaties and new premiums from existing or new reinsurance treaties. Within the Life and Health segment, the Company writes mortality (including disability), longevity and, following the acquisition of PartnerRe Health, U.S. accident and health products. The acquisition of the PartnerRe Health business on December 31, 2012 provides additional specialty risks not previously written by the Company. Management believes the existing life business and PartnerRe Health business provide the Company with diversification benefits and balance to its portfolio as they are generally not correlated to the Company’s Non-life business.

For the years ended December 31, 2012 and 2011, the Company did not write any new life business in the U.S., however, following the acquisition of PartnerRe Health, from January 1, 2013 the Company began writing accident and health business in the U.S.

The long-term profitability of the life business (including the mortality and longevity lines of business) mainly depends on the volume and amount of death claims incurred and the ability to adequately price the risk the Company assumes. The life reinsurance policies are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. The volume of the business may be reduced each year by terminations of the underlying treaties related to lapses, voluntary surrenders, death of insureds and recaptures by ceding companies. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and can fluctuate significantly from quarter to quarter or from year to year.

The long-term profitability of the accident and health business mainly depends on the volume and amount of medical claims and expenses. While the volume of medical claims can be predicted to a certain extent, the amount of claims and expenses depends on various factors, primarily health care inflation rates, driven by a shift towards the older population, reliance on expensive medical equipment and technology, and changes in demand for health care services over time.

In 2013, PartnerRe Health principally operated as a Managing General Agent (MGA), writing all of its business on behalf of third party insurance companies and earning a fee for producing the business. The third party insurance companies then ceded a portion of the original business written through quota-share reinsurance agreements to the Company’s reinsurance subsidiary, such that PartnerRe Health participated in the original premiums and losses incurred related to the business it has produced and ensuring an alignment of interests with the third party insurance companies. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third party insurance companies. As such, PartnerRe Health’s premiums are expected to grow in 2014 and the MGA fees will be substantially reduced.

The acquisition of the PartnerRe Health business resulted in substantial overall premium growth in the Company’s Life and Health segment in 2013 and more modest growth is expected in 2014 as a result of the transition described above. At the January 1, 2014 renewals, opportunities in managed care and specialty lines of the PartnerRe Health business were observed as a result of the implementation of the Patient Protection and Affordable Care Act. In terms of the Company’s Life portfolio, the majority of the premium arises from long-term in-force contracts. The active January 1 renewals impact a relatively limited portion of the short-term in-force premium in the mortality line. For those treaties that actively renewed, pricing conditions and terms were modestly softer from the January 1, 2013 renewals. Management expects moderate continued growth in the Company’s existing Life portfolio in 2014, assuming constant foreign exchange rates.

Investment business, trends and 2014 outlook

The Company generates revenue from its high quality investment portfolio, as well as the investments underlying the funds held – directly managed account, through net investment income, including coupon interest on fixed maturities and dividends on equities, and realized and unrealized gains and losses on investments.

For the Company’s investment risks, which include both public and private market investments, diversification of risk is critical to achieving the risk and return objectives of the Company. The Company’s investment policy distinguishes between liquid, high quality assets that support the Company’s liabilities, and the more diversified, higher risk asset classes that make up the Company’s capital funds. While there will be years where investment markets risks achieve less than the risk-free rate of return, or potentially even negative results, the Company believes the rewards for assuming these risks in a disciplined and measured way will produce a positive excess return to the Company over time. Additionally, since investment risks are not fully correlated with the Company’s reinsurance risks, this increases the overall diversification of the Company’s total risk portfolio.

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

The Company’s investment operations, including public and private market investments, have experienced volatile market conditions since the middle of 2007. The market conditions remained volatile in 2013, primarily due to increases in risk-free interest rates, improvements in equity markets and narrowing credit spreads, while during 2012 the volatility was due to narrowing spreads and improvements in equity markets.

Assuming constant foreign exchange rates, Management expects net investment income to continue to decrease in 2014 compared to 2013 primarily due to lower reinvestment rates with low yields expected to continue throughout 2014. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

Overview of the Results of Operations

The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation of those non-GAAP measures to the most directly comparable GAAP measures in Key Financial Measures below).

Overview of Net Income (Loss)

Net income (loss), net income attributable to noncontrolling interests, preferred dividends, loss on redemption of preferred shares, net income (loss) attributable to PartnerRe Ltd. common shareholders and diluted net income (loss) per share for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars, except per share data):

	2013	2012	2011
Net income (loss)	$673	$1,135	$(520)
Less: net income attributable to noncontrolling interests	9	—	—

Net income (loss) attributable to PartnerRe Ltd.	$664	$1,135	$(520)
Less: preferred dividends	58	62	47
Less: loss on redemption of preferred shares	9	—	—

Net income (loss) attributable to PartnerRe Ltd. common shareholders	$597	$1,073	$(567)
Diluted net income (loss) per share attributable to PartnerRe Ltd. common shareholders	$10.58	$16.87	$(8.40)

2013 compared to 2012

The decrease in net income of $462 million, from $1,135 million in 2012 to $673 million in 2013 resulted primarily from:

•

an increase of $655 million in pre-tax net realized and unrealized investment losses, mainly as a result of increases in risk-free interest rates during 2013 compared to narrowing spreads and improvements in equity markets in 2012;

•	a decrease of $87 million in net investment income, primarily driven by lower reinvestment rates; and

•	an increase of $68 million in other operating expenses, primarily driven by the restructuring charges described below; partially offset by

•

an increase of $170 million in the Non-life underwriting result, which was mainly driven by a lower level of large catastrophic losses and large losses and an increase in favorable prior year loss development and partially offset by a higher level of mid-sized loss activity;

•	a decrease of $155 million in income tax expense, primarily resulting from a lower pre-tax net income in 2013 compared to 2012; and

•	an increase of $28 million in the Life and Health underwriting result, primarily driven by an increase in favorable prior year loss development.

The decrease in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the year ended December 31, 2013 compared to 2012 was primarily due to the above factors. For diluted net income per share specifically, the decrease was partially offset by the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

2012 compared to 2011

The increase in net income of $1,655 million in 2012 compared to 2011 resulted primarily from:

•	an increase of $1,429 million in the Non-life underwriting result, which was primarily driven by a decrease of $1,417 million in large catastrophic losses and large losses; and

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

The increase in net income available to PartnerRe Ltd. common shareholders and diluted net income per share in 2012 compared to 2011 was primarily due to the above factors, partially offset by an increase in preferred dividends following the issuance of preferred shares in June 2011. For diluted net income per share specifically, the increase was also due to a decrease in the diluted number of common shares outstanding as a result of share repurchases during 2012.

Key Factors Affecting Year over Year Comparability

The following key factors affected the year over year comparison of the Company’s results and are discussed in more detail in Review of Net Income (Loss) below.

Large catastrophic and large loss events

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. For example, the Company’s results for 2013 and 2012 included a comparatively lower level of catastrophic losses, while 2011 included an unusually high frequency of high severity catastrophic events as discussed further below. The total impact of large catastrophic losses and large losses on pre-tax net income (loss) for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

Year ended December 31,	Total (1)
2013	$142
2012	318
2011	1,790

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

The combined impact of the large catastrophic losses and large losses, the impact on the Company’s technical result, net realized and unrealized investment gains or losses, pre-tax net income or loss, loss ratio, technical ratio and combined ratio by segment and sub-segment, and the large catastrophic losses and large losses by event for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$14	$11	$15	$115	$155	$—	$—	$155
Reinstatement premiums	—	—	—	(13)	(13)	—	—	(13)

Impact on technical result and pre-tax net income	$14	$11	$15	$102	$142	$—	$—	$142
Impact on the loss ratio	0.9%	1.5%	1.0%	25.0%	3.5%
Impact on the technical ratio	0.9	1.5	1.0	25.0	3.4
Impact on the combined ratio					3.4%

2013	Total (1)
German Hailstorm	$58
Alberta Floods	48
European Floods	36

Impact on pre-tax net income	$142

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

2012	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$157	$2	$87	$82	$328	$—	$—	$328
Reinstatement premiums	—	—	(1)	(11)	(12)	—	—	(12)

Impact on technical result	$157	$2	$86	$71	$316	$—	$—	$316
Net realized and unrealized investment losses					—	—	2	2

Impact on pre-tax income					$316	$—	$2	$318
Impact on the loss ratio	13.4%	0.3%	6.3%	17.8%	8.7%
Impact on the technical ratio	13.4	0.3	6.3	17.6	8.7
Impact on the combined ratio					8.7%

2012	Total (1)
Superstorm Sandy	$227
U.S. drought	91

Impact on pre-tax net income	$318

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

2011	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$56	$149	$65	$1,511	$1,781	$3	$5	$1,789
Reinstatement premiums	—	—	—	(33)	(33)	—	—	(33)
Acquisition costs	(6)	—	—	(9)	(15)	—	—	(15)

Impact on technical result	$50	$149	$65	$1,469	$1,733	$3	$5	$1,741
Net realized and unrealized investment losses					—	—	49	49

Impact on pre-tax net loss					$1,733	$3	$54	$1,790
Impact on the loss ratio	4.9%	19.7%	4.8%	262.1%	45.9%
Impact on the technical ratio	4.4	19.7	4.8	260.1	45.3
Impact on the combined ratio					45.2%

2011	Total (1)
Japan Earthquake	$919
February and June 2011 New Zealand Earthquakes	455
Thailand Floods	120
U.S. tornadoes	107
Aggregate contracts covering losses in New Zealand and Australia	100
Australian Floods	41
Additional IBNR (2)	48

Impact on pre-tax net loss	$1,790

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.
(2)	The Company recorded an additional IBNR reserve related to the 2011 catastrophic events, above the sum of the recorded point estimates, given the high frequency of, and uncertainty related to, these complex and highly volatile events.

Volatility in capital and credit markets

In 2013, U.S. and European risk-free interest rates increased and equity markets improved and credit spreads narrowed, while the U.S. dollar ending exchange rate at December 31, 2013 weakened against most major currencies compared to December 31, 2012. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents at December 31, 2013 decreased compared to December 31, 2012, with the resulting mark-to-market net loss recorded in net income. Offsetting the gross mark-to-market loss was an unrealized gain related to the initial public offering of an investment in a mortgage guaranty insurance company.

In 2012, credit spreads narrowed, equity markets improved and U.S. and European risk-free interest rates decreased, while the U.S. dollar ending exchange rate at December 31, 2012 weakened against most major currencies compared to December 31, 2011. As a result of these movements, the value of the Company’s investment portfolio and cash and cash equivalents at December 31, 2012 increased compared to December 31, 2011, with the resulting mark-to-market net gain recorded in net income.

Restructuring charges

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate costs. Employees affected by the termination plans have varying leaving dates, largely through to mid-2014.

During the year ended December 31, 2013, the Company recorded a pre-tax charge of approximately $58 million related to the costs of the restructuring, which was primarily related to the termination plans and certain real estate costs, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

In connection with the restructuring, and included within the total expected costs of between $60 million and $70 million announced by the Company in April 2013, the Company expects to incur further real estate costs totaling between $5 million and $10 million in the first half of 2014.

Acquisition of PartnerRe Health

Effective December 31, 2012, the Company completed the acquisition of PartnerRe Health. The Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of PartnerRe Health from January 1, 2013.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

The Company’s long-term objective is to manage a portfolio of diversified risks that will create total shareholder value. The Company measures its success in achieving its long-term objective by targeting a return, which is variable and can be adjusted by Management, in excess of a referenced risk-free rate over the reinsurance cycle. The return, which is currently targeted to exceed 700 basis points in excess of the referenced risk-free rate, is calculated using compound annual growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends per common share (growth in Diluted Tangible Book Value per Share plus dividends). Management uses growth in Diluted Tangible Book Value per Share plus dividends as its prime measure of long-term financial performance and believes this measure aligns the Company’s stated long-term objective with the measure most investors use to evaluate total shareholder value creation given that it focuses on the tangible value of total shareholder returns, excluding the impact of goodwill and intangibles. Given the Company’s profitability in any particular quarterly or annual period can be significantly affected by the level of large catastrophic losses, Management assesses this long-term objective over the reinsurance cycle as the Company’s performance during any particular quarterly or annual period is not necessarily indicative of its performance over the longer-term reinsurance cycle.

While growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 these were as follows:

	December 31, 2013	December 31, 2012
Diluted tangible book value per common share and common share equivalents outstanding (1)	$98.49	$90.86
Growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)	11.2%

	2013	2012	2011
Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$722	$664	$(642)
Diluted operating earnings (loss) per common share and common share equivalents outstanding (3)	$12.79	$10.43	$(9.50)
Operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	12.7%	12.3%	(10.1)%
Combined ratio (5)	85.3%	87.8%	125.4%

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
(2)	Growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (growth in Diluted Tangible Book Value per Share plus dividends) is calculated using Diluted Tangible Book Value per Share plus dividends per common share divided by Diluted Tangible Book Value per Share at the beginning of the year. The presentation of growth in Diluted Tangible Book Value per Share plus dividends is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss available to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. Operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and are reconciled to the most directly comparable GAAP financial measure below.
(4)	Operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(5)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

Diluted Tangible Book Value per Share at December 31, 2013 and 2012 and the calculation of the growth in Diluted Tangible Book Value per Share plus dividends for the year ended December 31, 2013 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the total shareholder value creation for the year ended December 31, 2013 in order for the shareholders to monitor performance.

	December 31, 2013	December 31, 2012
Diluted tangible book value per common share and share equivalents outstanding	$98.49	$90.86
Dividends per common share for the year ended December 31, 2013	2.56

Diluted tangible book value per share plus dividends	$101.05
Growth in diluted tangible book value per share plus dividends	11.2%

The Company’s Diluted Tangible Book Value per Share increased by 8.4% to $98.49 at December 31, 2013 from $90.86 at December 31, 2012 primarily due to net income attributable to PartnerRe Ltd. and the accretive impact of the share repurchases, which were partially offset by dividends on the common and preferred shares. The growth in Diluted Tangible Book Value per Share plus dividends was 11.2% during the year ended December 31, 2013. This growth was driven by net income attributable to PartnerRe Ltd., dividends on the common shares and the accretive impact of share repurchases, which were partially offset by realized and unrealized losses from the Company’s investment portfolio that were attributable to increases in risk-free rates.

Over the past five years, since December 31, 2008, and over the past ten years, since December 31, 2003, the Company has generated a compound annual growth in Diluted Tangible Book Value per Share plus dividends in excess of 14%.

The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at December 31, 2013 and 2012 was as follows (in millions of U.S. dollars):

	December 31, 2013	December 31, 2012
Diluted book value per common share and common share equivalents outstanding (1)	$109.26	$100.84
Less: goodwill and other intangible assets, net of tax	10.77	9.98

Diluted tangible book value per share	$98.49	$90.86

(1)	Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) and operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share): Management uses operating earnings or loss and diluted operating earnings or loss per share to measure its financial performance as these measures focus on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses, loss on redemption of preferred shares and certain interest in earnings or losses of equity investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities). Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Loss on the redemption of preferred shares is not indicative of the performance of, and distorts trends in, the Company’s business as it resulted from general economic and financial market conditions, and the timing of the loss on redemption was largely opportunistic. Interest in earnings or losses of equity investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Management believes that the use of operating earnings or loss and diluted operating earnings or loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating earnings increased by $58 million, from $664 million in 2012 to $722 million in 2013. The increase was primarily due to an improvement in the Non-life and Life and Health underwriting results, driven by a lower level of large catastrophic and large losses and a higher level of favorable prior year loss development, and partially offset by a higher level of mid-sized loss activity. These increases were partially offset by a decline in net investment income driven by lower reinvestment rates and higher operating expenses driven by restructuring charges. Diluted operating earnings per share increased from $10.43 in 2012 to $12.79 in 2013, driven by the same factors as operating earnings and the accretive impact of share repurchases.

Operating earnings increased by $1,306 million, from a loss of $642 million in 2011 to an income of $664 million in 2012 primarily due to an increase in the Non-life underwriting result of $1,429 million, partially offset by an increase in income tax expense on the higher level of operating earnings. Diluted operating earnings per share increased from a loss of $9.50 in 2011 to earnings of $10.43 in 2012, driven by the same factors as operating earnings and the accretive impact of share repurchases.

The other lesser factors contributing to the increases or decreases in operating earnings in 2013 compared to 2012 and in 2012 compared to 2011 are further described in Review of Net Income (Loss) below.

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings or loss and diluted operating earnings or loss per share to the most directly comparable GAAP financial measure for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
Net income (loss) attributable to PartnerRe Ltd.	$664	$1,135	$(520)
Less:
Net realized and unrealized investment (losses) gains, net of tax	(127)	392	15
Net foreign exchange gains, net of tax	2	8	67
Interest in earnings (losses) of equity investments, net of tax	9	9	(7)
Dividends to preferred shareholders	58	62	47

Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders	$722	$664	$(642)

Per diluted share:
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$10.58	$16.87	$(8.40)
Less:
Net realized and unrealized investment (losses) gains, net of tax	(2.25)	6.17	0.23
Net foreign exchange gains, net of tax	0.04	0.13	0.98
Loss on redemption of preferred shares	(0.16)	—	—
Interests in earnings (losses) of equity investments	0.16	0.14	(0.11)

Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders	$12.79	$10.43	$(9.50)

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

Operating ROE increased modestly from 12.3% in 2012 to 12.7% in 2013. The increase in Operating ROE was primarily due to higher operating earnings in 2013 compared to 2012, as described above, and the accretive impact of share repurchases, which were partially offset by a higher beginning diluted book value per share at January 1, 2013 compared to January 1, 2012. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

Operating ROE increased from a loss of 10.1% in 2011 to an income of 12.3% in 2012. The increase in Operating ROE was primarily due to the increase in operating earnings in 2012 compared to 2011, which was driven by the lower level of catastrophic loss activity. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.

The average Operating ROE for the last five years and ten years was 8.9% and 11.5%, respectively. Both the five-year and the ten-year averages primarily reflect some years that were impacted by significant catastrophic losses and other years that were not impacted by catastrophes. Due to the volatility related to the level of catastrophic losses incurred, Management believes that it is more appropriate to measure performance based on an average Operating ROE target over the reinsurance cycle rather than focusing on the results for single periods.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Return on beginning diluted book value per common share calculated with net income (loss) per share attributable to common shareholders	10.5%	19.9%	(9.0)%
Less:
Net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(2.2)	7.3	0.2
Net foreign exchange gains, net of tax, on beginning diluted book value per common share	—	0.1	1.0
Net interest in earnings (losses) of equity investments, net of tax, on beginning diluted book value per common share	0.2	0.2	(0.1)
Loss on redemption of preferred shares on beginning diluted book value per common share	(0.2)	—	—

Operating return on beginning diluted book value per common share	12.7%	12.3%	(10.1)%

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

Since 2003, the Company has had nine years of underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment, with the only exceptions being 2005 and 2011. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses in the U.S., with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In 2011, when the industry incurred a high frequency of large losses related to the 2011 catastrophic events the Company recorded a net underwriting loss and Non-life combined ratio of 125.4%.

The Non-life combined ratio decreased by 2.5 points, from 87.8% in 2012 to 85.3% in 2013. The decrease in the combined ratio in 2013 compared to 2012 was primarily due to a lower level of large catastrophic losses and large losses of 5.3 points (from 8.7 points 2012 to 3.4 points in 2013) and a lower other operating expense ratio of 0.9 points (from 7.0 points in 2012 to 6.1 points in 2013) driven by an increased level of net premiums earned, which were partially offset by a higher level of mid-sized loss activity. The impact on the combined ratio of the catastrophic events for each period is analyzed above.

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

Other Key Financial Measures

In addition to using the growth in Diluted Tangible Book Value per Share plus dividends as the Company’s prime financial long-term measure, and diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) as the basis for this measure, the Company uses other metrics to monitor its financial performance and to measure total shareholder value. Other such metrics used by Management include, but are not limited to, diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) and Diluted Tangible Book Value per Share plus the discount in Non-life loss reserves per common share and common share equivalents outstanding (Diluted Tangible Book Value plus the discount in Non-life reserves). Diluted Book Value per Share is a similar metric to Diluted Tangible Book Value per Share, except that it includes the impact on book value of goodwill and intangible assets. Diluted Tangible Book Value plus the discount in Non-life loss reserves is a shorter-term metric that adjusts the Company’s Diluted Tangible Book Value per Share for the impact that changes in interest rates have on the time value of money that is embedded in the Company’s Non-life loss reserves.

Comment on Non-GAAP Measures

Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of Diluted Tangible Book Value per Share, Diluted Tangible Book Value per Share plus dividends, operating earnings or loss, diluted operating earnings or loss per share and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to investors, analysts, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most directly comparable U.S. GAAP financial measures, diluted book value per share, net income or loss and return on beginning common shareholders’ equity calculated with net income or loss attributable to common shareholders, is presented above.

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

Losses and Loss Expenses and Life Policy Benefits

Losses and Loss Expenses

Because a significant amount of time can elapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and IBNR. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. Unlike case reserves and ACRs, IBNR reserves are often calculated at an aggregated level and cannot usually be directly identified as reserves for a particular loss or treaty. The Company also estimates the future unallocated loss adjustment expenses (ULAE) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves. The Company’s Non-life loss reserves for each category, line and sub-segment are reported in the tables included later in this section.

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

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves that it will pay in the future do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty.

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

Loss Event Specific Method

The ultimate losses estimated under this method are derived from estimates of specific events based on reported claims, client and broker discussions, review of potential exposures, market loss estimates, modeled analysis and other event specific criteria.

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

The principal reserving methods used for the major components of each reserving line are as follows:

Reserving line	Non-life sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global Specialty	Expected Loss Ratio /Reported B-F	Reported B-F /Reported CL

Aviation / Space	Global Specialty	Expected Loss Ratio /Reported B-F	Reported B-F / Reported CL

Casualty	North America	Expected Loss Ratio	Reported B-F

Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global Specialty	Expected Loss Ratio / Reported B-F /Reported B-K	Reported B-F / Reported CL

Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis / Loss event specific	Loss event specific

Credit / Surety	North America and Global Specialty	Expected Loss Ratio /Reported B-F	Reported B-F / Reported CL

Energy Onshore	Global Specialty	Expected Loss Ratio /Reported B-F	Reported CL / Reported B-F/ Reported B-K

Engineering	Global Specialty	Expected Loss Ratio /Reported B-F	Reported B-F / Reported CL

Marine / Energy Offshore	Global Specialty	Reported B-F /Expected Loss Ratio	Reported B-F / Reported CL

Motor	North America	Expected Loss Ratio	Expected Loss Ratio /Reported B-F

Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL

Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL

Multiline	North America	Expected Loss Ratio /Reported B-F	Reported B-F

Property	North America	Reported B-F /Expected Loss Ratio	Reported B-F / Loss event specific

Property / Specialty Property	Global (Non-U.S.) P&C and Global Specialty	Expected Loss Ratio / Reported B-F/Reported B-K	Reported CL / Reported B-F / Reported B-K

Other	North America, Global (Non-U.S.) P&C and Global Specialty	Periodic actuarial studies	Periodic actuarial studies

The reserving methods used by the Company are dependent on a number of key parameter assumptions. The principal parameter assumptions underlying the methods used by the Company are:

•

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

•	the tail factors used to reflect development of paid and reported losses after several years have elapsed since the inception of the underwriting year;

•	the a priori loss ratios used as inputs in the B-F methods; and

•	the selected loss ratios used as inputs in the Expected Loss Ratio method.

As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors based on amounts recorded at December 31, 2013 was as follows:

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	5 points	3 months	2%	(5) points	(3) months	(2)%
Aviation / Space	5	3	5	(5)	(3)	(5)
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit / Surety	5	3	2	(5)	(3)	(2)
Energy Onshore	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Marine / Energy Offshore	5	3	5	(5)	(3)	(5)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—North America business	5	3	2	(5)	(3)	(2)
Multiline	5	6	5	(5)	(6)	(5)
Property / Specialty Property	5	3	2	(5)	(3)	(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors (1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors (1)
Agriculture	$35	$15	$—	$(35)	$(5)	$—
Aviation / Space	15	25	15	(15)	(20)	(10)
Casualty / Specialty Casualty	340	120	245	(340)	(80)	(215)
Catastrophe	5	—	—	(5)	—	—
Credit / Surety	25	35	5	(25)	(15)	(5)
Energy Onshore	5	10	—	(5)	(5)	—
Engineering	35	50	45	(35)	(40)	(30)
Marine / Energy Offshore	30	40	10	(30)	(30)	(5)
Motor—Non-U.S. Non-proportional business	30	20	45	(30)	(25)	(50)
Motor—Non-U.S. Proportional business	15	5	5	(15)	—	(5)
Motor—North America business	10	5	15	(10)	(5)	(5)
Multiline	10	15	25	(10)	(10)	(20)
Property / Specialty Property	60	90	—	(60)	(55)	—

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.

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

In addition to examining the data, the selection of the parameter assumptions is dependent on several underlying factors. The Company’s actuaries review these underlying factors and determine the extent to which these are likely to be stable over the time frame during which losses are projected, and the extent to which these factors are consistent with the Company’s data. If these factors are determined to be stable and consistent with the data, the estimation of the reserving parameter assumptions are mainly carried out using actuarial and statistical techniques applied to the Company’s data. To the extent that the actuaries determine that they cannot continue to rely on the stability of these factors, the statistical estimates of parameter assumptions are modified to reflect the direction of the change. The main underlying factors upon which the estimates of reserving parameters are predicated are:

•	the cedant’s business practices will proceed as in the past with no material changes either in submission of accounts or cash flows;

•

any internal delays in processing accounts received by the cedant are not materially different from that experienced historically, and hence the implicit reserving allowance made in loss reserves through the methods continues to be appropriate;

•	case reserve reporting practices, particularly the methodologies used to establish and report case reserves, are unchanged from historical practices;

•	the Company’s internal claim practices, particularly the level and extent of use of ACRs are unchanged;

•	historical levels of claim inflation can be projected into the future and will have no material effect on either the acceleration or deceleration of claim reporting and payment patterns;

•

the selection of reserving cells results in homogeneous and credible future expectations for all business in the cell and any changes in underlying treaty terms are either reflected in cell selection or explicitly allowed in the selection of trends;

•	in cases where benchmarks are used, they are derived from the experience of similar business; and

•

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

During 2013, 2012 and 2011, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
Net Non-life prior year favorable loss development:
North America	$223	$218	$189
Global (Non-U.S.) P&C	180	114	116
Global Specialty	227	251	129
Catastrophe	91	45	96

Total net Non-life prior year favorable loss development	$721	$628	$530

The net Non-life prior year favorable loss development for the years ended December 31, 2013, 2012 and 2011 was driven by the following factors (in millions of U.S. dollars):

	2013	2012	2011
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums (1)	$(71)	$(94)	$(59)
Net prior year loss development due to all other factors (2)	792	722	589

Total net Non-life prior year favorable loss development	$721	$628	$530

(1)	Net prior year reserve development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with increases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year reserve development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report.

The net prior year favorable loss development for the year ended December 31, 2013 by reserving line for the Company’s Non-life segment was as follows (in millions of U.S. dollars):

Reserving lines	Net favorable prior year loss development
Agriculture	$7
Aviation / Space	71
Casualty / Specialty Casualty	250
Catastrophe	91
Credit / Surety	9
Energy Onshore	15
Engineering	7
Marine / Energy Offshore	60
Motor—Non-U.S. Non-proportional business	21
Motor—Non-U.S. Proportional business	7
Motor—North America business	10
Multiline	17
Property / Specialty Property	148
Other	8

Total net Non-life prior year favorable loss development	$721

Actual losses paid and reported compared with the Company’s expectations, and the changes of the Company’s reserving parameter assumptions in response to the emerging development for each reserving line during the year ended December 31, 2013 were as follows:

Agriculture: Aggregate losses reported in 2013 for North America business related to the 2012 underwriting year were a modest amount above the Company’s expectations. In addition, the Company’s Global Specialty agriculture business experienced lower than expected reported losses. The Company increased its loss ratios for the North America business and lowered its loss ratios for the Global Specialty business, however, it did not otherwise materially alter its reserving assumptions.

Aviation / Space: Aggregate losses reported in 2013 were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2008 to 2012.

Casualty / Specialty Casualty: Aggregate losses reported in 2013 for North America business were below the Company’s expectations as losses for underwriting years 2009 and prior continue to emerge at levels significantly below expectations. Aggregate losses reported in 2013 for both Global (Non-U.S.) P&C and Global Specialty sub-segments were below the Company’s expectations for most prior underwriting years. The Company reflected this experience by reducing the selected loss ratios for these underwriting years.

Catastrophe: Reserves established for the catastrophe line are primarily a function of the presence or absence of catastrophic events during the year, and the complexity and uncertainty associated with estimating unpaid losses from these large disclosed events. In addition, reserves are established in consideration of mid-sized and attritional loss events that occur during a year. In aggregate, the Company has not significantly changed its loss estimates for the Japan Earthquake and the 2010 and the February and June 2011 New Zealand Earthquakes, although it did modestly reduce the unallocated IBNR recorded in 2011 specifically for these events during 2013 (see below for more details). In addition, the Company has recorded modest reductions in ultimate loss estimates during 2013 for a number of prior year loss events across several underwriting years to reflect lower loss emergence.

Credit / Surety: Aggregate losses reported in 2013 were modestly higher than expected for North America business, giving rise to a modest level of adverse development. For the Company’s Global

Specialty business, loss development during 2013 was better than expected for Credit and Surety business combined, primarily for the underwriting years 2009 to 2012. The Company reduced its loss ratios for these recent underwriting years to reflect the lower than expected loss emergence. This was partially offset by adverse development in the older underwriting years.

Energy Onshore: Aggregate losses reported in 2013 were lower than expected across most underwriting years. The Company reflected the favorable development by reducing its loss ratios for most underwriting years.

Engineering: Aggregate losses reported in 2013 were lower than expected and the Company reflected this experience by selecting lower loss ratios. The lower than expected losses were partially offset by increases in premium adjustments for proportional business reflecting increased exposure on several underwriting years.

Marine / Energy Offshore: Aggregate losses reported in 2013 were significantly lower than expected and impacted most underwriting years driven entirely by the Energy Offshore business. The Company reduced its loss ratios for all underwriting years to reflect the lower than expected loss emergence.

Motor:

•

Aggregate losses reported in 2013 for the Global (Non-U.S.) P&C motor non-proportional line were lower than expected resulting in the Company reducing its loss ratios. The Company further increased its weightings to more experience-based indications resulting in further prior year releases on underwriting years 2002 to 2007.

•

Aggregate losses reported in 2013 for the Global (Non-U.S.) P&C motor proportional line were modestly lower than expectations in aggregate, allowing the Company to select lower loss ratios on some underwriting years.

•	Aggregate losses reported in 2013 for the North America motor line were lower than expected resulting in the Company reducing its loss ratios.

Multiline: Aggregate reported losses in 2013 were lower than expected for North America business for underwriting years 2012 and prior, resulting in modest levels of reserve releases.

Property / Specialty Property: Aggregate reported losses in 2013 were lower than expected for North America business and were driven by loss activity related to large property events and attritional property losses from most underwriting years. Aggregate losses reported in 2013 in the Global (Non-U.S.) P&C and Global Specialty property lines were significantly lower than expected for most underwriting years. The Company reflected this experience by reducing its loss ratios for most underwriting years.

The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at December 31, 2013 by reserving line for the Company’s Non-life operations were as follows (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$32	$8	$591	$631	$—	$631
Aviation / Space	217	4	196	417	(38)	379
Casualty / Specialty Casualty	1,478	126	2,550	4,154	(26)	4,128
Catastrophe	406	191	118	715	(52)	663
Credit / Surety	331	(5)	174	500	—	500
Energy Onshore	134	4	73	211	(4)	207
Engineering	313	6	203	522	(21)	501
Marine / Energy Offshore	315	12	439	766	(117)	649
Motor—Non-U.S. Non-proportional business	455	6	390	851	(6)	845
Motor—Non-U.S. Proportional business	121	1	104	226	(2)	224
Motor—North America business	83	2	86	171	—	171
Multiline	83	15	110	208	—	208
Property / Specialty Property	692	33	504	1,229	(1)	1,228
Other	3	—	42	45	—	45

Total Non-life reserves	$4,663	$403	$5,580	$10,646	$(267)	$10,379

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at December 31, 2013. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are continually reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at December 31, 2013 and 2012 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2013 Net Non-life sub-segment loss reserves:
North America	$3,517	$3,644	$2,879
Global (Non-U.S.) P&C	2,427	2,644	2,045
Global Specialty	3,772	3,984	3,250
Catastrophe	663	675	534

2012 Net Non-life sub-segment loss reserves:
North America	$3,351	$3,503	$2,646
Global (Non-U.S.) P&C	2,490	2,616	2,132
Global Specialty	3,670	3,795	3,205
Catastrophe	907	922	744

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,379 million of net Non-life loss reserves at December 31, 2013, net loss reserves for accident years 2005 and prior of $727 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I this report.

A significant amount of judgment was used to estimate the range of potential losses related to the New Zealand Earthquakes and the Japan Earthquake, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2013.

The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is additional complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.

While the Company remains cautious regarding the estimated ultimate losses from the Japan Earthquake, as time has passed the estimates received from the Company’s cedants have stabilized, paid losses have increased and the remaining complexities have reduced.

In addition to the sum of the point estimates originally recorded for each of the New Zealand Earthquakes and Japan Earthquake, at December 31, 2011 the Company recorded additional gross reserves of $50 million (net reserves of $48 million after the impact of retrocession) specifically related to these events within its Catastrophe sub-segment. The additional gross reserves recorded were in consideration of the number of events, the complexity of certain events and the continuing uncertainties in estimating the ultimate losses for these events in the aggregate. The Company continues to evaluate the additional gross reserves that were recorded as part of its periodic reserving process and changes to the amounts recorded may either result in: (i) the reallocation of some or all of the additional reserves to one or more of the these events; or (ii) the release of some or all of the additional reserves to net income in future periods; or (iii) an increase in additional reserves recorded.

During the year ended December 31, 2013, the Company cautiously reduced the additional gross reserves by $10 million to $40 million, primarily reflecting the reduced level of uncertainty associated with the Japan Earthquake in the first half of 2013. As a result of further cedant revisions to loss estimates and cedants reallocating their losses between the different New Zealand Earthquakes during the latter half of 2013, the Company determined to maintain the additional gross reserves of $40 million at December 31, 2013 and have primarily allocated this remaining reserve to the New Zealand Earthquakes to reflect the continuing uncertainty related to these events described above. Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for the remaining exposure related to the New Zealand Earthquakes and Japan Earthquake.

Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2013 included $193 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2013 was $203 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $123 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $80 million in gross reserves, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.

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

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life and Health segment, which predominantly includes:

•	reinsurance of longevity, subdivided into standard and non-standard annuities;

•

mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, TCI primarily written in the U.K. and Ireland, and GMDB business primarily written in Continental Europe; and

•

effective December 31, 2012, following the acquisition of PartnerRe Health, the Company also writes specialty accident and health business, including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs.

The Company categorizes life reserves into three types of reserves: case reserves, IBNR and reserves for future policy benefits. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. Reserves for future policy benefits, which relate to future events occurring on policies in force over an extended period of time, are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Case reserves, IBNR reserves and reserves for future policy benefits are generally calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a periodic basis using information received from its cedants.

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

The Company’s gross and net policy benefits for life and annuity contracts by reserving line at December 31, 2013 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves recorded	Ceded reserves	Total net Life and Health reserves recorded
Accident and Health	$8	$91	$—	$99	$(3)	$96
Longevity	1	131	424	556	(4)	552
Mortality	208	549	562	1,319	—	1,319

Total policy benefits for life and annuity contracts	$217	$771	$986	$1,974	$(7)	$1,967

Total gross policy benefits for life and annuity contracts include provisions for adverse deviation of $127 million and $104 million at December 31, 2013 and 2012, respectively. The increase in the provision for adverse deviation is primarily driven by a new longevity swap written in 2013.

As an example of the sensitivity of the Company’s policy benefits for life and annuity contracts to reserving parameter assumptions by reserving line, the effect of different assumption selections based on the amounts recorded at December 31, 2013 was as follows:

Reserving lines	Factors	Change	Impact on total Life reserves (in millions of U.S. dollars)
Longevity
Standard and non-standard annuities	Mortality improvements per annum	1%	249
Mortality
Long-term and TCI	Mortality	10%	145
GMDB	Stock market performance	10% / -10%	(3)/3

It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the

Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual premium reported data. Approximately 48%, 43% and 43% of the Company’s reported net premiums written for the years ended December 31, 2013, 2012 and 2011, respectively, were based upon estimates.

Under proportional treaties, which represented 76% of the Company’s total gross premiums written for the year ended December 31, 2013, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty. As such, reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium and acquisition cost estimates are updated as new information is received from the cedants and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Under non-proportional treaties, which represented 24% of the Company’s total gross premiums written for the year ended December 31, 2013, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. In addition, many of the non-proportional treaties include reinstatement premium provisions. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event.

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

The amounts recorded within net premiums written and earned that related to changes in prior year premium estimates reported by cedants for each Non-life sub-segment for the year ended December 31, 2013 were as follows (in millions of U.S. dollars):

Non-life sub-segment	Net premiums written	Net premiums earned
North America	$28	$26
Global (Non-U.S.) P&C	29	26
Global Specialty	77	63
Catastrophe	(1)	(1)

Total	$133	$114

These increases in net premiums written and earned, after the corresponding adjustments to acquisition costs and losses and loss expenses, did not have a material impact on the Company’s consolidated pre-tax net income.

As an example of the sensitivity of the Company’s Non-life net premiums written and acquisition costs to changes in estimates, the effect of different assumption selections on pre-tax net income based on amounts recorded for the year ended December 31, 2013 was as follows (in millions of U.S. dollars):

	Change	Impact on pre-tax net income
Net premiums written—Non-life proportional treaties (1)	+/-5%	$	+/-17
Net premiums written—Non-life non-proportional treaties (2)	+/-5%		+/-24
Acquisition costs—all Non-life treaties (3)	+/-1%		-/+5

(1)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and is made by applying the reported technical ratio for the year ended December 31, 2013.
(2)	The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and also assume there is no change in losses and loss expenses and is made by applying the reported acquisition ratio for the year ended December 31, 2013.
(3)	The estimate relates to all of the Company’s Non-life treaties (both proportional and non-proportional) and assumes that the changes become known at the mid-point of the risk period and also assumes there is no change in premium estimates.

Acquisition costs, comprising only incremental brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. All other acquisition-related costs, including all indirect costs, are expensed as incurred. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed periodically together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.

Income Taxes

Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company has also established tax liabilities relating to uncertain tax positions as defined under U.S. GAAP of $21 million at December 31, 2013 (see Notes 2(l) and 15 to Consolidated Financial Statements in Item 8 of Part II of this report).

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2013 of $156 million, after a valuation allowance of $46 million. The most significant component of the deferred tax asset (after valuation allowance) relates to loss reserve discounting for tax purposes.

The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. The valuation allowance of $46 million, recorded at December 31, 2013, primarily related to a foreign tax credit carryforward in Ireland of $25 million and a tax loss carryforward in Singapore of $21 million.

In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions.

As an example of the sensitivity of the Company’s unrecognized tax benefit related to uncertain tax positions, deferred tax asset and net deferred tax liability, the impact of different assumption selections on the Company’s net income and the corresponding impact on net assets based on amounts recorded at December 31, 2013 was as follows (in millions of U.S. dollars):

	2013	Change	Impact on net income and net assets
Unrecognized tax benefit related to uncertain tax positions	$(21)	+10%	$(2)
Deferred tax asset	156	-10%	(16)
Net deferred tax liability	(223)	+10%	(22)

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

The Company records all of its fixed maturities, short-term investments and equities, certain other invested assets, including derivative financial instruments, and its fixed maturities and certain other invested assets underlying the funds held – directly managed account at fair value in its Consolidated Balance Sheets. The changes in the fair value of all of the Company’s investments and derivatives, carried at fair value, are recorded in net realized and unrealized investment gains and losses, except for certain foreign exchange related derivatives that are recorded in net foreign exchange gains and losses, in the Consolidated Statements of Operations and are included in the determination of net income or loss in the period in which they are recorded.

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2013, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

December 31, 2013
Fixed maturities	$555
Equities	38
Other invested assets (including certain derivatives)	104
Funds held – directly managed account	15

Total	$712

For the Company’s fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account categorized as Level 3, a 10% decline in the fair value of these investments at December 31, 2013 would result in a $71 million pre-tax charge to net income or loss and a corresponding reduction in total assets.

In addition to other invested assets included in the table above for Level 3 and the combined fair value of Level 1 and Level 2 derivative assets of $31 million, the Company’s other invested assets also include various investments which are accounted for using the cost method of accounting or equity method of accounting, totaling $186 million at December 31, 2013. The Company does not measure its investments that are accounted for using any of these methods at fair value. For investments that are accounted for using the cost method of accounting or equity method of accounting, a 10% decline in the carrying value of these investments at December 31, 2013 would result in a $19 million pre-tax charge to net income or loss and a corresponding reduction in investments and total assets.

The Company utilizes derivatives for a variety of purposes. The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Most of the Company’s derivatives are fair valued using significant other observable inputs (fair value of $10 million net unrealized loss at December 31, 2013), referred to as Level 2 assets, and included foreign exchange forward contracts, interest rate swaps, foreign currency options, credit default swaps and to-be-announced mortgage-backed securities (TBAs). The Company’s derivatives that are fair valued using quoted prices in active markets, referred to as Level 1 assets, had fair value of $41 million at December 31, 2013, and included treasury and equity futures. In addition, the Company has certain total return swaps and insurance-linked securities that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. The total return swaps and insurance-linked securities that are classified as Level 3 have an insignificant combined fair value at December 31, 2013, based on a combined notional exposure of $200 million.

In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. At December 31, 2013, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $2 million decrease or increase, respectively, in the fair value of its total return and interest rate swap portfolio categorized as Level 3.

The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio primarily references certain bonds issued by U.S. municipalities. At December 31, 2013, the notional value of the total return swap portfolio categorized as Level 3 was $32 million and the fair value of the assets underlying the total return swap portfolio categorized as Level 3 was $31 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio at December 31, 2013.

At December 31, 2013, the Company’s insurance-linked securities that are classified as Level 3 include longevity swaps and weather derivatives, with an insignificant combined fair value. At December 31, 2013, the notional exposure of the longevity swaps and weather derivatives classified as Level 3 was $133 million and $36 million, respectively. At December 31, 2013, the Company estimated that a 10% improvement in the mortality assumption used in the Company’s internal valuation models for its longevity swaps would result in a $4 million decrease in the fair value of its longevity swap portfolio. The weather derivatives categorized as Level 3 are exposed to wind events, and any change in the assumptions used in the Company’s internal models would have an insignificant impact on the fair value of weather derivatives at December 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Neither the Company’s initial valuation nor its subsequent valuations has indicated any impairment of the Company’s goodwill asset of $456 million at December 31, 2013.

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

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships and U.S. licenses arising from the acquisitions of Paris Re and PartnerRe Health. Definite-lived intangible assets are amortized over their useful lives, generally ranging from eleven to thirteen years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $187 million at December 31, 2013.

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

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•

the U.S. dollar average exchange rate was stronger against most currencies, except the euro and Swiss franc, in 2013 compared to 2012 and was stronger against most currencies, except the Japanese yen, in 2012 compared to 2011; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the Japanese yen and Canadian dollar, at December 31, 2013 compared to December 31, 2012.

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

The components of net income (loss) for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Underwriting result:
Non-life	$626	37%	$456	NM %	$(973)
Life and Health	12	NM	(16)	(39)	(27)
Investment result:
Net investment income	484	(15)	571	(9)	629
Net realized and unrealized investment (losses) gains	(161)	NM	494	640	67
Interest in earnings (losses) of equity investments (1)	14	37	10	NM	(6)
Corporate and Other:
Technical result (2)	8	98	4	(23)	6
Other income (2)	3	(24)	3	15	3
Other operating expenses	(170)	67	(102)	3	(99)
Interest expense	(49)	—	(49)	—	(49)
Amortization of intangible assets (3)	(27)	(15)	(32)	(13)	(36)
Net foreign exchange (losses) gains	(18)	NM	—	NM	34
Income tax expense	(49)	(76)	(204)	196	(69)

Net income (loss)	$673	(41)	$1,135	NM	$(520)

NM: not meaningful

(1)	Interest in earnings or losses of equity investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.

(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and PartnerRe Health in 2012. The acquisition of PartnerRe Health was effective December 31, 2012 and, accordingly, no amortization expense related to the intangible assets acquired has been recorded during the years ended December 31, 2012 and 2011.

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

The following table provides the components of the underwriting result and combined ratio for the Non-life segment for the years ended December 31, 2013, 2012 and 2011 and the components are discussed further below (in millions of U.S. dollars):

	2013		2012		2011
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$303	92.8%	$396	89.1%	$509	86.5%
Large catastrophic losses and large losses (1)	(142)	3.4	(316)	8.7	(1,733)	45.3
Prior accident years technical result and ratio
Net favorable prior year loss development	721	(17.0)	628	(17.0)	530	(13.8)

Technical result and ratio, as reported	$882	79.2%	$708	80.8%	$(694)	118.0%
Other income	3	—	5	—	4	—
Other operating expenses	(259)	6.1	(257)	7.0	(283)	7.4

Underwriting result and combined ratio, as reported	$626	85.3%	$456	87.8%	$(973)	125.4%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2013 compared to 2012

The underwriting result for the Non-life segment increased by $170 million (corresponding to a decrease of 2.5 points in the combined ratio), from $456 million (87.8 points on the combined ratio) in 2012 to $626 million (85.3 points on the combined ratio) in 2013. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2013 compared to 2012 was primarily attributable to:

•

Large catastrophic losses and large losses—a decrease of $174 million (decrease of 5.3 points in the technical ratio) compared to no significant catastrophic losses from $316 million (8.7 points on the technical ratio) in 2012 related to Superstorm Sandy and the U.S. drought that impacted the agriculture line of the North America sub-segment to $142 million (3.4 points on the technical ratio) in 2013 related to the German Hailstorm, Alberta Floods and European Floods.

•

Net favorable prior year loss development—an increase of $93 million from $628 million (17.0 points on the technical ratio) in 2012 to $721 million (17.0 points on the technical ratio) in 2013. The increase in net favorable prior year loss development was primarily driven by increases in the Global (Non-U.S.) P&C and Catastrophe sub-segments, which were partially offset by a decrease in the Global Specialty sub-segment. While net favorable prior year loss development increased in 2013 compared to 2012, this did not decrease the technical ratio as a result of higher net premiums earned in 2013. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2013 compared to 2012 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease in the technical result (and a corresponding increase in the technical ratio) primarily driven by higher losses reported by a large cedant in the agriculture line of business of the Company’s North America sub-segment and a higher level of mid-sized loss activity in the Global Specialty and Catastrophe sub-segments. These decreases were partially offset by higher upward premium adjustments in the Global (Non-U.S.) P&C sub-segment and a modestly lower level of mid-sized loss activity in the Global (Non-U.S.) P&C and North America sub-segments.

The underwriting result for the Life and Health segment, which does not include allocated investment income, improved by $28 million, from a loss of $16 million in 2012 to a gain of $12 million in 2013. The improvement in the Life and Health underwriting result was primarily due to higher net favorable prior year loss development, driven by the mortality line of business. See Results by Segment below.

Net investment income decreased by $87 million, from $571 million in 2012 to $484 million in 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses increased by $655 million, from gains of $494 million in 2012 to losses of $161 million in 2013. The net realized and unrealized investment losses of $161 million in 2013 were primarily due to increases in risk-free interest rates and were partially offset by improvements in worldwide equity markets and narrower credit spreads. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.

Other operating expenses included in Corporate and Other increased by $68 million, from $102 million in 2012 to $170 million in 2013. The increase was primarily due to restructuring charges described in Overview above.

Interest expense in 2013 was comparable to 2012.

Net foreign exchange losses increased by $18 million, from breakeven in 2012 to losses of $18 million in 2013. The net foreign exchange losses in 2013 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report.

Income tax expense decreased by $155 million, from $204 million in 2012 to $49 million in 2013, reflecting a decrease in pre-tax net income and a higher distribution of pre-tax net income recorded in non-taxable jurisdictions in 2013 compared to 2012. See Corporate and Other – Income Taxes below for more details.

2012 compared to 2011

The underwriting result for the Non-life segment increased by $1,429 million (corresponding to a decrease of 37.6 points in the combined ratio), from a loss of $973 million (125.4 points on the combined ratio) in 2011 to an income of $456 million (87.8 points on the combined ratio) in 2012. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2012 compared to 2011 was primarily attributable to:

•	Large catastrophic losses and large losses—a decrease of $1,417 million (decrease of 36.6 points in the technical ratio) from $1,733 million (45.3 points on the technical ratio) related to the 2011 catastrophic events to $316 million (8.7 points on the technical ratio) related to Superstorm Sandy and the U.S. drought, which impacted the agriculture line of business in the North America sub-segment, in 2012.

•

Net favorable prior year loss development—an increase of $98 million (decrease of 3.2 points in the technical ratio) from $530 million (13.8 points on the technical ratio) in 2011 to $628 million (17.0 points on the combined ratio) in 2012. The increase was primarily driven by the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•

Other operating expenses—a decrease of $26 million (a decrease of 0.4 points in the combined ratio) from $283 million (7.4 points on the combined ratio) in 2011 to $257 million (7.0 points on the combined ratio) in 2012, primarily resulting from a favorable impact of foreign exchange fluctuations and lower information technology costs.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2012 compared to 2011 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease of $113 million (an increase of 2.6 points in the technical ratio) from $509 million (86.5 points on the technical ratio) in 2011 to $396 million (89.1 points on the technical ratio) in 2012. The decrease was driven by a lower level of net premiums earned in the Catastrophe sub-segment, which absent catastrophe losses, directly reduces the underwriting result, and a lower level of losses recovered under retrocessional programs. These decreases were partially offset by a lower level of mid-sized loss activity in the Global Specialty and North America sub-segments.

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

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of this report. Effective January 1, 2013, the Life segment is referred to as Life and Health to reflect the inclusion of PartnerRe Health’s results and the Global (Non-U.S.) Specialty sub-segment is referred to as Global Specialty.

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

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Gross premiums written	$1,601	31%	$1,221	11%	$1,104
Net premiums written	1,587	30	1,219	11	1,104
Net premiums earned	$1,533	30	$1,176	4	$1,135
Losses and loss expenses	(975)	19	(816)	10	(741)
Acquisition costs	(351)	21	(291)	5	(276)

Technical result (1)	$207	200	$69	(41)	$118
Loss ratio (2)	63.6%		69.4%		65.3%
Acquisition ratio (3)	22.9		24.7		24.3

Technical ratio (4)	86.5%		94.1%		89.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 30%, 27% and 24% of total net premiums written in 2013, 2012 and 2011, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013				2012				2011
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$478	30%	$478	31%	$231	19%	$231	20%	$222	20%	$223	20%
Casualty	588	37	564	37	520	43	484	41	440	40	434	38
Credit/Surety	54	3	48	3	54	4	54	5	53	5	60	5
Motor	58	4	49	3	51	4	65	6	95	8	100	9
Multiline	97	6	96	6	89	7	87	7	79	7	77	7
Property	241	15	235	16	238	20	227	19	198	18	218	19
Other	71	5	63	4	36	3	28	2	17	2	23	2

Total	$1,587	100%	$1,533	100%	$1,219	100%	$1,176	100%	$1,104	100%	$1,135	100%

2013 compared to 2012

Gross premiums written increased by 31% and net premiums written and earned increased by 30% in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by the increase in the agriculture line of business, and, to a lesser extent, the casualty line of business, which were the result of new business written. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

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

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013		2012		2011
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(2)	100.1%	$8	99.3%	$(21)	101.9%
Large catastrophic losses and large losses (1)	(14)	0.9	(157)	13.4	(50)	4.4
Prior accident years technical result and ratio
Net favorable prior year loss development	223	(14.5)	218	(18.6)	189	(16.7)

Technical result and ratio, as reported	$207	86.5%	$69	94.1%	$118	89.6%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2013 compared to 2012

The increase of $138 million in the technical result (and the corresponding decrease of 7.6 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•

Large catastrophic losses and large losses—a decrease of $143 million (decrease of 12.5 points in the technical ratio) from $157 million (13.4 points on the technical ratio) related to the U.S. drought and Superstorm Sandy in 2012 to $14 million (0.9 points on the technical ratio) related to the Alberta Floods in 2013.

•

Net favorable prior year loss development—an increase of $5 million (increase of 4.1 points in the technical ratio) from $218 million (18.6 points on the technical ratio) in 2012 to $223 million (14.5 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 was driven by most lines of business, with the casualty line being the most pronounced. The net favorable loss development for prior accident years in 2012 is described below. While net favorable prior year loss development increased in 2013 compared to the 2012, this had a reduced impact on the technical ratio as a result of higher net premiums earned in 2013 compared to 2012.

These factors driving the increase in the technical result in 2013 compared to 2012 were partially offset by:

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to higher losses reported by a large cedant in the agriculture line of business, partially offset by normal fluctuations in profitability between periods.

2012 compared to 2011

The decrease of $49 million in the technical result (and the corresponding increase of 4.5 points in the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses and large losses—an increase of $107 million (increase of 9.0 points in the technical ratio) from $50 million (4.4 points on the technical ratio) related to the U.S. tornadoes in 2011 to $157 million (13.4 points on the technical ratio) related to the U.S. drought and Superstorm Sandy in 2012.

This factor driving the decrease in the technical result in 2012 compared to 2011 was partially offset by:

•

Net favorable prior year loss development—an increase of $29 million (decrease of 1.9 points in the technical ratio) from $189 million (16.7 points on the technical ratio) in 2011 to $218 million (18.6 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 and 2011 was driven by most lines of business, with the casualty line of business being the most pronounced.

•

The current accident year technical result, adjusted for large catastrophic losses and large losses—an increase in the technical result (and corresponding decrease in the technical ratio) due to a lower level of mid-sized loss activity, higher upward premium adjustments in 2012 compared to 2011 and normal fluctuations in profitability between periods.

2014 Outlook

During the January 1, 2014 renewals, the Company observed increasingly competitive markets with cedants retaining more business and terms and conditions deteriorating due to an excess supply of reinsurance capital. Despite these factors, the expected premium volume from the Company’s January 1, 2014 renewal increased compared to the prior year primarily as a result of new business. Management expects a continuation of the observed trends in competition and conditions during the remainder of 2014.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 85%, 83% and 84% of net premiums written in 2013, 2012 and 2011, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Gross premiums written	$818	20%	$684	—%	$682
Net premiums written	811	19	681	—	678
Net premiums earned	$743	10	$678	(11)	$759
Losses and loss expenses	(373)	(10)	(415)	(27)	(567)
Acquisition costs	(196)	18	(167)	(12)	(191)

Technical result	$174	81	$96	NM	$1
Loss ratio	50.2%		61.3%		74.7%
Acquisition ratio	26.4		24.6		25.1

Technical ratio	76.6%		85.9%		99.8%

NM: not meaningful

Premiums

The Global (Non-U.S.) P&C sub-segment represented 15% of total net premiums written in 2013, 2012 and 2011. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013				2012				2011
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$74	9%	$75	10%	$75	11%	$74	11%	$70	10%	$82	11%
Motor	304	37	238	32	187	28	164	24	132	20	168	22
Property	433	54	430	58	419	61	440	65	476	70	509	67

Total	$811	100%	$743	100%	$681	100%	$678	100%	$678	100%	$759	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2013 compared to 2012 and in 2012 compared to 2011:

	Gross premiums written	Net premiums written	Net premiums earned
2013 compared to 2012
Increase in original currency	20%	19%	9%
Foreign exchange effect	—	—	1

Increase as reported in U.S. dollars	20%	19%	10%
2012 compared to 2011
Increase (decrease) in original currency	4%	4%	(6)%
Foreign exchange effect	(4)	(4)	(5)

Increase (decrease) as reported in U.S. dollars	—%	—%	(11)%

2013 compared to 2012

Gross and net premiums written and net premiums earned increased by 20%, 19% and 9% on a constant foreign exchange basis, respectively, in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned resulted primarily from new motor business. The increase in net premiums earned was lower than the increases in gross and net premiums written as the new motor business in 2013 was written on a proportional basis and is yet to be fully reflected in net premiums earned. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

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

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013		2012		2011
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$5	99.3%	$(16)	102.5%	$34	95.4%
Large catastrophic losses (1)	(11)	1.5	(2)	0.3	(149)	19.7
Prior accident years technical result and ratio
Net favorable prior year loss development	180	(24.2)	114	(16.9)	116	(15.3)

Technical result and ratio, as reported	$174	76.6%	$96	85.9%	$1	99.8%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2013 compared to 2012

The increase of $78 million in the technical result (and the corresponding decrease of 9.3 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•

Net favorable prior year loss development—an increase of $66 million (decrease of 7.3 points in the technical ratio) from $114 million (16.9 points on the technical ratio) in 2012 to $180 million (24.2 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, with the property line being the most pronounced, and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years in 2012 is described below.

•

The current accident year technical result, adjusted for large catastrophic losses—an increase in the technical result (and a corresponding decrease in the technical ratio) due to higher upward premium adjustments reported by cedants in 2013 compared to 2012, modestly lower level of mid-sized loss activity and lower loss picks in certain lines of business, partially offset by a higher acquisition cost ratio.

These factors driving the increase in the technical result in 2013 compared to 2012 were partially offset by:

•

Large catastrophic losses—an increase of $9 million (increase of 1.2 points in the technical ratio) from $2 million (0.3 points on the technical ratio) related to Superstorm Sandy in 2012 to $11 million (1.5 points on the technical ratio) in 2013 related to the European Floods and German Hailstorm.

2012 compared to 2011

The increase of $95 million in the technical result (and the corresponding decrease of 13.9 points in the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses—a decrease of $147 million (decrease of 19.4 points in the technical ratio) from $149 million (19.7 points on the technical ratio) related to the Thailand Floods, the February and June 2011 New Zealand Earthquakes, Japan Earthquake and Australian Floods in 2011 to $2 million (0.3 points on the technical ratio) related to Superstorm Sandy in 2012.

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

•

Net favorable prior year loss development—a decrease of $2 million (decrease of 1.6 points in the technical ratio due to the lower level of net premiums earned in 2012) from $116 million (15.3 points on the technical ratio) in 2011 to $114 million (16.9 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in 2011 was driven by all lines of business, with the motor line being the most pronounced.

2014 Outlook

During the January 1, 2014 renewals, the Company generally observed challenging market conditions primarily driven by increased competition, increased retentions by cedants and reduced pricing. As a result of these factors, the overall expected premium volume from the Company’s January 1, 2014 renewal, at constant foreign exchange rates, decreased modestly compared to the prior year renewal and was partially offset by new business. Management expects a continuation of the observed trends in competition, retentions and pricing during the remainder of 2014.

Global Specialty

The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering and marine are considered to have a medium tail, while specialty casualty is considered to be long-tail.

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Gross premiums written	$1,676	11%	$1,505	4%	$1,446
Net premiums written	1,579	12	1,415	5	1,344
Net premiums earned	$1,506	10	$1,373	—	$1,376
Losses and loss expenses	(920)	12	(821)	(14)	(950)
Acquisition costs	(362)	13	(321)	(2)	(328)

Technical result	$224	(3)	$231	135	$98
Loss ratio	61.1%		59.8%		69.1%
Acquisition ratio	24.0		23.4		23.8

Technical ratio	85.1%		83.2%		92.9%

Premiums

The Global Specialty sub-segment represented 29%, 31% and 30% of total net premiums written in 2013, 2012 and 2011, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this sub-segment for years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013				2012				2011
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$138	9%	$130	9%	$80	6%	$81	6%	$70	5%	$74	6%
Aviation/Space	204	13	198	13	217	15	215	15	211	16	217	16
Credit/Surety	292	19	285	19	273	19	261	19	272	20	279	20
Energy	86	5	95	6	95	7	100	7	111	8	112	8
Engineering	221	14	212	14	171	12	176	13	183	14	198	14
Marine	306	19	299	20	313	22	298	22	271	20	253	18
Specialty casualty	138	9	110	7	101	7	90	7	108	8	112	8
Specialty property	147	9	154	10	164	12	150	11	134	10	129	10
Other	47	3	23	2	1	—	2	—	(16)	(1)	2	—

Total	$1,579	100%	$1,506	100%	$1,415	100%	$1,373	100%	$1,344	100%	$1,376	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2013 compared to 2012 and in 2012 compared to 2011:

	Gross premiums written	Net premiums written	Net premiums earned
2013 compared to 2012
Increase in original currency	11%	11%	9%
Foreign exchange effect	—	1	1

Increase as reported in U.S. dollars	11%	12%	10%
2012 compared to 2011
Increase in original currency	7%	8%	3%
Foreign exchange effect	(3)	(3)	(3)

Increase (decrease) as reported in U.S. dollars	4%	5%	—%

2013 compared to 2012

Gross and net premiums written increased by 11% and net premiums earned increased by 9% on a constant foreign exchange basis in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the agriculture, multiline (included in Other in the above table) and specialty casualty lines of business and upward premium adjustments in the engineering line of business. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

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

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013		2012		2011
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$12	99.2%	$66	95.1%	$34	97.5%
Large catastrophic losses (1)	(15)	1.0	(86)	6.3	(65)	4.8
Prior accident years technical result and ratio
Net favorable prior year loss development	227	(15.1)	251	(18.2)	129	(9.4)

Technical result and ratio, as reported	$224	85.1%	$231	83.2%	$98	92.9%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2013 compared to 2012

The decrease of $7 million in the technical result (and the corresponding increase of 1.9 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity, a modest increase in the acquisition cost ratio due to higher commissions and normal fluctuations in profitability.

•

Net favorable prior year loss development—a decrease of $24 million (increase of 3.1 points in the technical ratio) from $251 million (18.2 points on the technical ratio) in 2012 to $227 million (15.1 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, predominantly the aviation/space, marine and specialty property lines. The net favorable loss development for prior accident years in 2012 is described below.

These factors driving the decrease in the technical result in 2013 compared to 2012 were partially offset by:

•

Large catastrophic losses—a decrease of $71 million (decrease of 5.3 points in the technical ratio) from $86 million (6.3 points on the technical ratio) related to Superstorm Sandy in 2012 to $15 million (1.0 points on the technical ratio) related to the Alberta and European Floods in 2013.

2012 compared to 2011

The increase of $133 million in the technical result (and the corresponding decrease of 9.7 points in the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Net favorable prior year loss development—an increase of $122 million (decrease of 8.8 points in the technical ratio) from $129 million (9.4 points on the technical ratio) in 2011 to $251 million (18.2 points on the technical ratio) in 2012. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines. The net favorable loss development for prior accident years in 2011 was driven by most lines of business.

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to a lower level of mid-sized loss activity in 2012 compared to 2011 and normal fluctuations in profitability between periods, which were partially offset by lower pricing and a lower level of losses recoverable from retrocessional programs.

These factors driving the increase in the technical result in 2012 compared to 2011 were partially offset by:

•

Large catastrophic losses—an increase of $21 million (increase of 1.5 points in the technical ratio) from $65 million (4.8 points on the technical ratio) related to the 2011 catastrophic events to $86 million (6.3 points on the technical ratio) related to Superstorm Sandy in 2012.

2014 Outlook

During the January 1, 2014 renewals, the Company generally observed increased competition across all markets, with pressure on pricing and terms and increased retentions. Overall, and despite these factors, the expected premium volume from the Company’s January 1, 2014 renewal, at constant foreign exchange rates, increased compared to the prior year renewal as a result of new growth opportunities in certain specialty lines markets. Management expects a continuation of the observed trends in competition, pricing, terms and retentions during the remainder of 2014.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility from catastrophic losses, as demonstrated by the sub-segment results for 2013, 2012 and 2011, and as a result, profitability in any one year is not necessarily predictive of future profitability. The Catastrophe sub-segment results for 2013 and 2012 included a comparatively low level of large catastrophic losses resulting from the German Hailstorm, European Floods and Alberta Floods in 2013 and Superstorm Sandy in 2012, while the results for 2011 included a comparatively significant amount of losses from a high frequency of high severity catastrophic events related to the 2011 catastrophic events. The varying amounts of catastrophic losses significantly impacted the technical result and ratio and affected year over year comparisons as discussed below.

The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of this report).

The following table provides the components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Gross premiums written	$495	(1)%	$500	(17)%	$599
Net premiums written	450	(1)	453	(19)	562
Net premiums earned	$453	(1)	$457	(20)	$574
Losses and loss expenses	(132)	28	(103)	(93)	(1,459)
Acquisition costs	(44)	3	(42)	64	(26)

Technical result	$277	(11)	$312	NM	$(911)
Loss ratio	29.0%		22.4%		254.2%
Acquisition ratio	9.7		9.3		4.5

Technical ratio	38.7%		31.7%		258.7%

NM: not meaningful

Premiums

The Catastrophe sub-segment represented 8%, 10% and 13% of total net premiums written in 2013, 2012 and 2011, respectively.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2013 compared to 2012 and in 2012 compared to 2011:

	Gross premiums	Net premiums	Net premiums
	written	written	earned
2013 compared to 2012
Increase in original currency	1%	1%	1%
Foreign exchange effect	(2)	(2)	(2)

Decrease as reported in U.S. dollars	(1)%	(1)%	(1)%
2012 compared to 2011
Decrease in original currency	(16)%	(19)%	(19)%
Foreign exchange effect	(1)	—	(1)

Decrease as reported in U.S. dollars	(17)%	(19)%	(20)%

2013 compared to 2012

Gross and net premiums written and net premiums earned increased modestly by 1% on a constant foreign exchange basis in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily due to certain new business written and were partially offset by cancellations and non-renewals.

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

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013		2012		2011
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$288	33.8%	$338	23.9%	$462	15.4%
Large catastrophic losses (1)	(102)	25.0	(71)	17.6	(1,469)	260.1
Prior accident years technical result and ratio
Net favorable prior year loss development	91	(20.1)	45	(9.8)	96	(16.8)

Technical result and ratio, as reported	$277	38.7%	$312	31.7%	$(911)	258.7%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2013 compared to 2012

The decrease of $35 million in the technical result (and the corresponding increase of 7.0 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•

The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to a higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

•

Large catastrophic losses—an increase of $31 million (increase of 7.4 points in the technical ratio) from $71 million (17.6 points on the technical ratio) related to Superstorm Sandy in 2012 to $102 million (25.0 points on the technical ratio) related to the German Hailstorm, European Floods and Alberta Floods in 2013.

These factors driving the decrease in the technical result in 2013 compared to 2012 were partially offset by:

•

Net favorable prior year loss development—an increase of $46 million (decrease of 10.3 points in the technical ratio) from $45 million (9.8 points on the technical ratio) in 2012 to $91 million (20.1 points on the technical ratio) in 2013. The net favorable loss development for prior accident years was primarily due to favorable loss emergence during both 2013 and 2012.

2012 compared to 2011

The increase of $1,223 million in the technical result (and the corresponding decrease of 227.0 points in the technical ratio) in 2012 compared to 2011 was primarily attributable to:

•

Large catastrophic losses—a decrease of $1,398 million (decrease of 242.5 points in the technical ratio) from $1,469 million (260.1 points on the technical ratio) related to the 2011 catastrophic events and losses related to aggregate contracts covering losses in Australia and New Zealand in 2011 to $71 million (17.6 points on the technical ratio) related to Superstorm Sandy in 2012.

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

•

Net favorable prior year loss development—a decrease of $51 million (increase of 7.0 points in the technical ratio) from $96 million (16.8 points on the technical ratio) in 2011 to $45 million (9.8 points on the technical ratio) in 2012. The net favorable loss development for prior accident years was primarily due to favorable loss emergence during both 2012 and 2011.

2014 Outlook

During the January 1, 2014 renewals, the Company observed a challenging market environment with declining pricing and pressure on terms and conditions in most markets. The exception to this was in certain loss affected markets, where modest price increases were observed. The expected premium volume from the Company’s January 1, 2014 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal primarily as a result of the non-renewals of certain treaties due to deterioration in pricing and decreases in participations, which were partially offset by new business. Management expects a continuation of these trends for the remainder of 2014.

Life and Health Segment

Effective January 1, 2013, the Life and Health segment includes the results of PartnerRe Health, following its acquisition on December 31, 2012. The acquisition of PartnerRe Health affects the year over year comparisons of the segment results, primarily in the accident and health line of business, other income and other operating expenses. The following table provides the components of the allocated underwriting result for this segment for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Gross premiums written	$972	21%	$802	2%	$790
Net premiums written	964	21	799	2	786
Net premiums earned	$957	20	$795	—	$792
Life policy benefits	(760)	18	(647)	(1)	(650)
Acquisition costs	(125)	8	(116)	(1)	(117)

Technical result	$72	127	$32	27	$25
Other income	11	177	4	475	1
Other operating expenses	(71)	36	(52)	(1)	(53)
Net investment income	61	(5)	64	(3)	66

Allocated underwriting result (1)	$73	53	$48	23	$39

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life and Health segment represented 18%, 17% and 18% of total net premiums written in 2013, 2012 and 2011, respectively. The following table summarizes the net premiums written and net premiums earned by line of business for this segment for years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars):

	2013				2012				2011
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and health	$141	15%	$140	15%	$21	3%	$20	3%	$21	3%	$21	3%
Longevity	249	26	249	26	247	31	247	31	202	26	202	25
Mortality	574	59	568	59	531	66	528	66	563	71	569	72

Total	$964	100%	$957	100%	$799	100%	$795	100%	$786	100%	$792	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The following table summarizes the effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2013 compared to 2012 and in 2012 compared to 2011:

	Gross premiums written	Net premiums written	Net premiums earned
2013 compared to 2012
Increase in original currency	21%	20%	20%
Foreign exchange effect	—	1	—

Increase as reported in U.S. dollars	21%	21%	20%
2012 compared to 2011
Increase in original currency	6%	6%	5%
Foreign exchange effect	(4)	(4)	(5)

Increase as reported in U.S. dollars	2%	2%	—%

2013 compared to 2012

Gross premiums written increased by 21% and net premiums written and earned increased by 20% on a constant foreign exchange basis in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily due to the inclusion of PartnerRe Health’s accident and health business in 2013 and, to a lesser extent, growth in the mortality line of business.

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

Allocated underwriting result

2013 compared to 2012

The allocated underwriting result increased by $25 million, from $48 million in 2012 to $73 million in 2013. The increase was primarily driven by a higher level of net favorable prior year loss development in 2013 compared to 2012, the inclusion of PartnerRe Health’s results and an increase in other income. These factors driving the increase in the allocated underwriting result were partially offset by higher operating expenses.

The increase in net favorable prior year loss development of $25 million reflects net favorable loss development of $39 million in 2013 compared to $14 million in 2012. The net favorable prior year loss development of $39 million in 2013 was primarily related to the GMDB business and, to a lesser extent, certain short-term treaties in the mortality line of business. The favorable development was primarily due to favorable claims experience, data updates received from cedants and improvements in the capital markets related to the GMDB business. The net favorable prior year loss development in 2012 is described below.

Other income increased by $7 million, from $4 million in 2012 to $11 million in 2013 primarily due to the inclusion of the MGA fees earned by PartnerRe Health.

Other operating expenses increased by $19 million, from $52 million in 2012 to $71 million in 2013 primarily due to the inclusion of PartnerRe Health’s operating expenses and higher bonus accruals. The overall impact on the allocated underwriting result of including PartnerRe Health’s operating expenses was partially offset by the MGA fees earned by PartnerRe Health, which are included in other income.

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

2014 Outlook

The acquisition of PartnerRe Health is expected to continue contributing to overall premium growth in the Life and Health segment in 2014 due to its transition from an MGA to a carrier. At the January 1, 2014 renewals, opportunities in managed care and specialty lines of the PartnerRe Health business were observed as a result of the implementation of the Patient Protection and Affordable Care Act. At the time of acquisition, PartnerRe Health operated as an MGA, writing all of its business on behalf of third party insurance companies and earning a fee for producing the business. The third party insurance companies then ceded a portion of the original business written through quota share agreements to PartnerRe Health’s reinsurance subsidiary. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third party insurance companies. As such, PartnerRe Health’s premiums are expected to grow in 2014 and the MGA fees will be substantially reduced.

In terms of the Company’s Life portfolio, the majority of the premium arises from long-term in-force contracts. The active January 1 renewals impact a relatively limited portion of the short-term in-force premium in the mortality line. For those treaties that actively renewed, pricing conditions and terms were modestly softer from the January 1, 2013 renewals. Management expects moderate continued growth in the Company’s Life portfolio in 2014, assuming constant foreign exchange rates.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Non-life
Property and casualty
Casualty	12%	13%	11%
Motor	7	5	5
Multiline and other	4	3	2
Property	12	14	15
Specialty
Agriculture	11	7	7
Aviation / Space	4	5	5
Catastrophe	8	10	13
Credit / Surety	6	7	7
Energy	2	2	2
Engineering	4	4	4
Marine	6	7	6
Specialty casualty	3	2	2
Specialty property	3	4	3
Life and Health	18	17	18

Total	100%	100%	100%

The changes in the distribution of net premiums written by line of business between 2013, 2012 and 2011 reflected the Company’s response to existing market conditions. The distribution of net premiums written may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•

Property: the decrease in the distribution of net premiums written between 2013 and 2012 was primarily driven by more significant increases in other lines of business relative to the absolute increase in property premiums of 2%. The decrease in the distribution of net premiums written between 2012 and 2011 was driven primarily by the effects of the Company’s decisions to reduce certain exposures, which has included reducing the level of catastrophe exposed business and lower pricing.

•

Agriculture: the increase in the distribution of net premiums written in 2013 compared to 2012 and 2011 was driven by new business written in the North America sub-segment and, to a lesser extent, in the Global Specialty sub-segment.

•

Catastrophe: the decrease in the distribution of net premiums written in 2013 was primarily driven by more significant increases in other lines of business relative to catastrophe premiums which were essentially flat. The decrease in the distribution of net premiums written between 2013 and 2012 compared to 2011 was due to the Company reducing certain exposures by cancelling and decreasing treaty participations.

2014 Outlook

Based on information received from cedants and brokers during the January 1, 2014 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2014 renewals continue through the year, Management expects the distribution of net premiums written by lines to be broadly comparable to 2013. The exceptions to this are expected to be a further relative decrease in the catastrophe line of business due to a decrease in the January 1, 2014 renewal premium and a relative increase in the Life and Health segment due to all of the PartnerRe Health business being written by the Company directly for 2014.

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

The distribution of gross premiums written by reinsurance type for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Non-life segment
Proportional	55%	50%	47%
Non-proportional	20	25	27
Facultative	7	8	8
Life and Health segment	18	17	18

Total	100%	100%	100%

(1)	Substantially all of the Life segment’s gross premiums written for the periods presented are written on a proportional basis.

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between 2013 and 2012 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment. This shift was driven by all Non-life sub-segments, except for the Catastrophe sub-segment, and specifically included an increase in gross premiums written in the agriculture line of business, which is predominantly written on a proportional basis. In addition, the shift was also driven by a relative decrease as a percentage of total gross premiums written, as discussed in Premium Distribution by Line of business above, in the Catastrophe sub-segment’s gross premiums written, which are predominantly written on a non-proportional basis.

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

2014 Outlook

Based on renewal information from cedants and brokers during the January 1, 2014 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2014 renewals continue through the year, Management expects the relative distribution of gross premiums written by reinsurance type to shift modestly from non-proportional business to proportional business. This expected modest shift in the distribution of gross premiums written reflects the expected relative decrease in the Catastrophe sub-segment’s gross premiums written, which are primarily written on a non-proportional basis, as discussed above. The Company writes a large majority of its business on a treaty basis and renews approximately 65% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year, therefore this outlook is subject to limited information relative to the treaty business primarily renewed during the January 1 renewal period.

Premium Distribution by Geographic Region

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Asia, Australia and New Zealand	11	11	12
Europe	40	41	41
Latin America, Caribbean and Africa	10	11	11
North America	39	37	36

Total	100%	100%	100%

The increase in the distribution of gross premiums written in North America in 2013 compared to 2012 was primarily due to an increase in gross premiums written in the Company’s North America Non-life sub-segment and in the Life and Health segment. The increase in the North America sub-segment was primarily driven by the agriculture line. The increase in the Life and Health segment was driven by the inclusion of PartnerRe Health business from January 1, 2013.

The distribution of gross premiums written in 2012 was comparable to 2011.

2014 Outlook

Based on information received from cedants and brokers during the January 1, 2014 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2014 renewals continue through the year and based on constant foreign exchange rates, Management expects the distribution of gross premiums written by geographic region in 2014 to shift modestly from most geographic regions to North America as a result of the expected relative increases in gross premiums written in the North America sub-segment and the Life and Health segment as described above in the sub-segment and segment results.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Broker	71%	69%	72%
Direct	29	31	28

Total	100%	100%	100%

The percentage of gross premiums written through brokers in 2013 compared to 2012 increased slightly due to an increase in the percentage of gross premiums written through brokers in Europe and North America and the inclusion of PartnerRe Health business, which is solely written through brokers.

The percentage of gross premiums written through brokers in 2012 decreased compared to 2011 due to a decrease in the business written through brokers, and an increase in the business written directly in the Company’s Global (Non-U.S.) P&C and Specialty sub-segments and a decrease related to certain treaties written through brokers in the Catastrophe sub-segment

2014 Outlook

Based on information received from cedants and brokers during the January 1, 2014 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2014 renewals continue through the year, Management expects the production source of gross premiums written in 2014 to be comparable to 2013.

Corporate and Other

Corporate and Other is comprised of the Company’s capital markets and investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.
Net Investment Income

Net investment income by asset source for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Fixed maturities	$446	(13)%	$513	(9)%	$562
Short-term investments, cash and cash equivalents	2	(35)	3	(24)	4
Equities	33	26	26	32	20
Funds held and other	34	(22)	44	(11)	49
Funds held – directly managed	21	(29)	29	(23)	38
Investment expenses	(52)	18	(44)	1	(44)

Net investment income	$484	(15)	$571	(9)	$629

Because of the interest-sensitive nature of some of the Company’s life products within the Life and Health segment, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.

2013 compared to 2012

Net investment income decreased in 2013 compared to 2012 due to:

•

a decrease in net investment income from fixed maturities primarily as a result of lower reinvestment rates and, to a lesser extent, cash outflows from the fixed maturity portfolio primarily to finance the Company’s share repurchase activity;

•	a decrease in net investment income from funds held and other primarily due to lower investment income reported by cedants; and

•

a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, which was driven by the release of assets due to the run-off of the underlying liabilities and lower reinvestment rates; partially offset by

•	an increase in net investment income from equities primarily as a result of higher dividend income.

2012 compared to 2011

Net investment income decreased in 2012 compared to 2011 primarily due to:

•	a decrease in net investment income from fixed maturities as a result of lower reinvestment rates;

•	a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, as discussed above; and

•	the strengthening of the U.S. dollar, on average, in 2012 compared to 2011, which contributed a 1% decrease in net investment income; partially offset by

•	an increase in dividends received from equities in 2012.

2014 Outlook

Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2014 compared to 2013 primarily due to lower reinvestment rates with low yields expected to continue throughout 2014. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).

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

The components of net realized and unrealized investment (losses) gains for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

	2013	2012	2011
Net realized investment gains on fixed maturities and short-term investments	$119	$173	$157
Net realized investment gains on equities	75	72	91
Net realized investment gains (losses) on other invested assets	20	(16)	(176)
Change in net unrealized investment gains (losses) on other invested assets	57	(9)	(46)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(526)	186	128
Change in net unrealized investment gains (losses) on equities	118	66	(102)
Net other realized and unrealized investment (losses) gains	(2)	6	4
Net realized and unrealized investment (losses) gains on funds held – directly managed	(22)	16	11

Net realized and unrealized investment (losses) gains	$(161)	$494	$67

2013 compared to 2012

Net realized and unrealized investment losses increased by $655 million, from a gain of $494 million in 2012 to a loss of $161 million in 2013. The net realized and unrealized investment losses of $161 million in 2013 were primarily due to increases in U.S. and European risk-free interest rates, which were partially offset by improvements in worldwide equity markets, gains on treasury note futures, narrowing credit spreads and an unrealized gain related to the initial public offering of an investment in a mortgage guaranty insurance company. Net realized and unrealized investment gains were $494 million in 2012 and are described below.

Net realized and the change in net unrealized investment gains on other invested assets were a combined gain of $77 million in 2013 and primarily related to treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $25 million in 2012 and are described below.

Net realized and unrealized investment (losses) gains on funds held – directly managed of $22 million loss and $16 million gain in 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

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

Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $25 million in 2012 primarily due to realized losses on treasury note futures. Net realized and the change in net unrealized investment losses on other invested assets were a combined loss of $222 million in 2011 and primarily related to realized and unrealized losses on treasury note futures, net realized and unrealized losses on certain non-publicly traded investments, and a realized loss on insurance-linked derivative securities impacted by the Japan Earthquake.

Net realized and unrealized investment gains on funds held – directly managed of $16 million and $11 million in 2012 and 2011, respectively, primarily related to net realized and the change in net unrealized investment gains on fixed maturities in the segregated investment portfolio underlying the funds held – directly managed account and were driven by decreases in risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

	2013	% Change	2012	% Change	2011
Other operating expenses	$500	22%	$411	(5)%	$435

Other operating expenses represent 9.6%, 9.2% and 9.4% of net premiums earned (Non-life and Life and Health) for the years ended December 31, 2013, 2012 and 2011, respectively. Other operating expenses included in Corporate and Other were $170 million, $102 million and $99 million, of which $163 million (including $58 million of restructuring charges as described above in Overview), $88 million and $83 million are related to corporate activities for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 compared to 2012

Other operating expenses increased by 22% in 2013 compared to 2012 primarily due to the restructuring charges and higher bonus accruals.

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

The Company’s income tax expense and effective income tax rate for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions of U.S. dollars):

	2013	2012	2011
Income tax expense	$49	$204	$69
Effective income tax rate	6.7%	15.3%	(15.3)%

2013 compared to 2012

Income tax expense and the effective income tax rate during 2013 were $49 million and 6.7%, respectively. Income tax expense and the effective income tax rate during 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates driven by net favorable prior year loss development, which were partially offset by catastrophe losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development, which was partially offset by net realized and unrealized investment losses, catastrophe losses and restructuring charges. In addition, the income tax expense recorded in jurisdictions with comparatively higher tax rates included certain true-up to tax return adjustments and certain one-time charges related to changes in the French tax code.

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

2012 compared to 2011

Income tax expense and the effective income tax rate during 2012 were $204 million and 15.3%, respectively, as described above.

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

The Company’s total invested assets (including funds held – directly managed) at December 31, 2013 and 2012 were split between liability and capital funds as follows (in millions of U.S. dollars):

	2013	% of Total Invested Assets	2012	% of Total Invested Assets
Liability funds	$10,366	59%	$10,723	59%
Capital funds	7,118	41	7,453	41

Total invested assets	$17,484	100%	$18,176	100%

The decrease of $692 million in total invested assets at December 31, 2013 compared to December 31, 2012 was primarily related to decreases in fixed maturities and investments underlying the funds held – directly managed account, which were partially offset by increases in cash and equities. The decrease in fixed maturities was primarily related to the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividends and increases in U.S. and European risk-free interest rates. The decrease in the funds held – directly managed account, was primarily driven by the run-off of the related loss reserves and increases in U.S. and European risk-free interest rates. The increase in equities was primarily related to an unrealized gain recorded on the initial public offering of an investment and improvements in worldwide equity markets.

The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at December 31, 2013 compared to December 31, 2012 was primarily driven by an increase in net reinsurance assets related to business written during 2013.

The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The decrease in the capital funds at December 31, 2013 compared to December 31, 2012 was primarily driven by the decrease in total invested assets, as described above. At December 31, 2013, approximately 60% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as treasury note and equity futures contracts, credit default swaps, foreign currency option contracts, foreign exchange forward contracts, total return and interest rate swaps, insurance-linked securities and TBAs for the purpose of managing and hedging currency risk, market exposure and portfolio duration, hedging certain investments, mitigating the risk associated with underwriting operations, or enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The use of financial leverage, whether achieved through derivatives or margin borrowing, requires approval from the Risk and Finance Committee of the Board.

Overview

Total investments and cash (excluding the funds held – directly managed account) were $16.6 billion at December 31, 2013 compared to $17.1 billion at December 31, 2012. The major factors contributing to the decrease during 2013 were:

•

a net decrease of $616 million, due to the repurchase of common shares of $695 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $79 million;

•

net realized and unrealized losses related to the investment portfolio of $139 million primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $407 million primarily reflecting increasing U.S. and European risk-free interest rates and reduced by the impact of narrowing credit spreads, which was partially offset by an increase in the equity portfolio of $193 million and an increase in other invested assets of $77 million driven by gains on treasury note futures (see discussion related to duration below);

•	dividend payments on common and preferred shares totaling $200 million;

•	an increase in net receivable for securities sold of $101 million;

•

a net payment of $48 million related to the redemption of Series C preferred shares of $290 million, which was partially offset by proceeds related to the issuance of the Series F preferred shares of $242 million, after underwriting discounts and commissions (see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this report and Contractual Obligations, Commitments and Contingencies and Shareholders’ Equity and Capital Resources Management below); and

•	various other factors which net to approximately $173 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $827 million.

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

At December 31, 2013, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at December 31, 2013 and 2012 were as follows:

	2013		2012
Average credit quality	A		A
Average yield to maturity	2.5%		2.0%
Expected average duration	3.0	years	2.7	years

The increases in the average yield to maturity and the expected average duration on fixed maturities, short-term investments and cash and cash equivalents at December 31, 2013 compared to December 31, 2012, were primarily due to increases in U.S. and European risk-free interest rates during 2013. The average credit quality of A at December 31, 2013 was comparable to December 31, 2012.

For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 3.9 years to 3.0 years at December 31, 2013, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.

The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 1.8% in 2013 compared to 6.5% in 2012. The total accounting return in 2013 was mainly due to improvements in equity markets and narrowing credit spreads which were partially offset by increases in U.S. and European risk-free interest rates. The total accounting return in 2012 was primarily impacted by narrowing credit spreads, improvements in equity markets and modest declines in U.S. and European risk-free interest rates.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
December 31, 2013	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,610	$1,599	$—	$1,599	$—	$—	$—
U.S. government sponsored enterprises	25	25	—	25	—	—	—
U.S. states, territories and municipalities	122	124	7	6	—	3	108
Non-U.S. sovereign government, supranational and government related	2,295	2,354	950	1,295	99	10	—
Corporate	5,867	6,049	226	576	2,640	2,150	457
Asset-backed securities	1,127	1,138	319	187	140	8	484
Residential mortgage-backed securities	2,295	2,268	369	1,844	37	3	15
Other mortgage-backed securities	35	36	27	6	—	1	2

Fixed maturities	13,376	13,593	1,898	5,538	2,916	2,175	1,066
Short-term investments	14	14	11	—	1	2	—

Total fixed maturities and short-term investments	$13,390	$13,607	$1,909	$5,538	$2,917	$2,177	$1,066
Equities	1,009	1,221

Total	$14,399	$14,828
% of Total fixed maturities and short-term investments			14%	41%	21%	16%	8%

			Credit Rating (2)
December 31, 2012	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,092	$1,113	$—	$1,113	$—	$—	$—
U.S. government sponsored enterprises	17	18	—	18	—	—	—
U.S. states, territories and municipalities	232	243	7	—	—	3	233
Non-U.S. sovereign government, supranational and government related	2,221	2,376	872	1,401	92	11	—
Corporate	6,198	6,656	427	625	3,089	2,153	362
Asset-backed securities	701	723	153	117	80	13	360
Residential mortgage-backed securities	3,129	3,200	385	2,672	57	—	86
Other mortgage-backed securities	64	66	55	—	7	2	2

Fixed maturities	13,654	14,395	1,899	5,946	3,325	2,182	1,043
Short-term investments	151	151	16	110	14	4	7

Total fixed maturities and short term investments	$13,805	$14,546	$1,915	$6,056	$3,339	$2,186	$1,050
Equities	1,000	1,094

Total	$14,805	$15,640
% of Total fixed maturities and short-term investments			13%	42%	23%	15%	7%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The decrease of $0.8 billion in the fair value of the Company’s fixed maturities from $14.4 billion at December 31, 2012 to $13.6 billion at December 31, 2013 primarily reflects the sale and maturity of fixed maturities to fund the Company’s share repurchases and dividend payments and increases in U.S. and European risk-free interest rates. At December 31, 2013, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2012 as the Company decreased its holdings of corporate bonds and residential mortgage-backed securities (primarily due to narrowing credit spreads), and increased its holdings of U.S. government securities and asset-backed securities.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At December 31, 2013, 91% of this category was rated AA with the remaining 9%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	Credit Rating (1)
					AAA	AA	A	BBB
Non-European Union
Canada	$140	$—	$319	$459	$191	$174	$94	$—
New Zealand	110	—	—	110	—	110	—	—
Singapore	98	—	—	98	98	—	—	—
All Other	45	—	5	50	14	21	5	10

Total Non-European Union	$393	$—	$324	$717	$303	$305	$99	$10
European Union
France	$433	$—	$18	$451	$—	$451	$—	$—
Germany	346	—	—	346	346	—	—	—
Netherlands	242	—	—	242	242	—	—	—
Belgium	234	—	—	234	—	234	—	—
Austria	197	—	—	197	—	197	—	—
All Other	45	122	—	167	59	108	—	—

Total European Union	$1,497	$122	$18	$1,637	$647	$990	$—	$—

Total	$1,890	$122	$342	$2,354	$950	$1,295	$99	$10
% of Total	80%	5%	15%	100%	40%	55%	4%	1%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At December 31, 2013, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,120	$415	$1,535	25%
Consumer noncyclical	597	238	835	14
Communications	411	396	807	13
Utilities	313	259	572	9
Energy	210	261	471	8
Industrials	335	128	463	8
Consumer cyclical	320	51	371	6
Insurance	245	38	283	5
Basic materials	76	120	196	3
Government guaranteed corporate debt	—	174	174	3
Technology	122	—	122	2
All Other	110	110	220	4

Total	$3,859	$2,190	$6,049	100%
% of Total	64%	36%	100%

At December 31, 2013, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At December 31, 2013, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (2% of total investments and cash). Within the finance sector, substantially all (more than 99%) corporate bonds were rated investment grade and 82% were rated A- or better at December 31, 2013.

At December 31, 2013, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

December 31, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$—	$118	$449	$567
Netherlands	27	27	185	239
France	—	22	157	179
Italy	—	17	87	104
Spain	—	14	85	99
Germany	60	8	5	73
Luxembourg	—	—	68	68
All Other	27	17	70	114

Total	$114	$223	$1,106	$1,443
% of Total	8%	15%	77%	100%

At December 31, 2013, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $49 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at December 31, 2013 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
December 31, 2013	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$169	$104	$111	$1	$484	$869
Non-U.S.	—	—	150	83	29	7	—	269

Asset-backed securities	$—	$—	$319	$187	$140	$8	$484	$1,138
Residential mortgaged-backed securities U.S.	$481	$1,295	$5	$—	$—	$—	$15	$1,796
Non-U.S.	—	—	364	68	37	3	—	472

Residential mortgaged-backed securities	$481	$1,295	$369	$68	$37	$3	$15	$2,268
Other mortgaged-backed securities
U.S.	$6	$—	$18	$—	$—	$1	$2	$27
Non-U.S.	—	—	9	—	—	—	—	9

Other mortgaged-backed securities	$6	$—	$27	$—	$—	$1	$2	$36
Total	$487	$1,295	$715	$255	$177	$12	$501	$3,442
% of Total	14%	38%	21%	7%	5%	—%	15%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at December 31, 2013, other than $17 million of investments in distressed asset vehicles (included in Other invested assets). At December 31, 2013, the Company’s U.S. residential mortgage-backed securities included approximately $3 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of non-U.S. government obligations and foreign corporate bonds. At December 31, 2013, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

December 31, 2013	Non-U.S. Government	Corporate	Total Fair Value	Credit Rating (1)
				AAA	AA	A	BBB
Country
Australia	$8	$—	$8	$8	$—	$—	$—
Canada	2	2	4	2	—	—	2
All Other	2	—	2	1	—	1	—

Total	$12	$2	$14	$11	$—	$1	$2
% of Total	86%	14%	100%	79%	—%	7%	14%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$176	17%
Energy	160	16
Insurance	144	14
Finance	139	14
Consumer noncyclical	109	11
Communications	73	7
Technology	62	6
Industrials	48	5
All Other	101	10

Total	$1,012	100%

Mutual funds and exchange traded funds
Funds holding fixed income securities	185
Funds and ETFs holding equities	24

Total equities	$1,221

At December 31, 2013, the Company’s “insurance sector” equities included an investment of $121 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013. The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Essent, prior to April 28, 2014.

At December 31, 2013, U.S. issuers represented 61% of the publicly traded common stocks and ETFs. At December 31, 2013, the ten largest common stocks accounted for 28% of equities (excluding equities held in ETFs and funds holding fixed income securities). At December 31, 2013, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 3% of total equities (excluding equities held in

ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At December 31, 2013, approximately 96% (or $177 million) of the funds holding fixed income securities were emerging markets funds. At December 31, 2013, the Company held less than $1 million of equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at December 31, 2013, by contractual maturity date, was as follows (in millions of U.S. dollars):

December 31, 2013	Cost	Fair Value
One year or less	$374	$378
More than one year through five years	4,915	5,057
More than five years through ten years	3,920	3,962
More than ten years	724	768

Subtotal	9,933	10,165
Mortgage/asset-backed securities	3,457	3,442

Total	$13,390	$13,607

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$187	$	n/a
Asset-backed securities (including annuities and residuals)	49		n/a
Notes and loan receivables and notes securitizations	41		n/a
Total return swaps	(1)		32
Interest rate swaps (2)	—		203
Credit default swaps (protection purchased)	—		14
Insurance-linked securities (3)	—		169
Futures contracts	41		3,266
Foreign exchange forward contracts	(7)		1,957
Foreign currency option contracts	(1)		88
TBAs	(1)		184
Other	13		n/a

Total	$321

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting and fair value accounting.

(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.
(3)	Insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

At December 31, 2013, the Company’s strategic investments included $187 million of investments classified in other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, notes and loan receivables, notes securitizations and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in other invested assets, strategic investments of $161 million are recorded in equities and other assets at December 31, 2013.

At December 31, 2013, the Company’s principal finance activities included $112 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return and interest rate swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2013, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.

The Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The counterparties to the Company’s credit default swaps are all investment grade financial institutions rated A- or better by Standard & Poor’s at December 31, 2013. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At December 31, 2013, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $3 million. The counterparties to the Company’s credit default swaps, foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II of this report).

Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by the Company. The segregated investment portfolio underlying the funds held – directly managed account is carried at fair value. Realized and unrealized investment gains and losses and net investment income related to the underlying investment portfolio in the funds held – directly managed account inure to the benefit of the Company. The composition of the investments underlying the funds held – directly managed account at December 31, 2013 is discussed below. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this report.

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

At December 31, 2013, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at December 31, 2013 and 2012 were as follows:

	2013	2012
Average credit quality	AA	AA
Average yield to maturity	1.2%	1.0%
Expected average duration	2.9 years	3.0 years

The modest increase in the average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at December 31, 2013 compared to December 31, 2012, was primarily due to increases in U.S. and European risk-free interest rates. The average credit quality and the expected average duration of the fixed maturities underlying the funds held – directly managed account at December 31, 2013 were comparable to December 31, 2012.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

December 31, 2013	Cost (1)	Fair Value	Credit Rating (2)
			AAA	AA	A	BBB
Fixed maturities
U.S. government	$107	$108	$—	$108	$—	$—
U.S. government sponsored enterprises	47	50	—	50	—	—
Non-U.S. sovereign government, supranational and government related	132	137	44	69	24	—
Corporate	238	249	23	89	100	37

Fixed maturities	524	544	67	316	124	37
Short-term investments	2	2	2	—	—	—

Total fixed maturities and short-term investments	526	546	$69	$316	$124	$37
Other invested assets	28	15

Total	$554	$561
% of Total fixed maturities and short-term investments			13%	58%	22%	7%

December 31, 2012	Cost (1)	Fair Value	Credit Rating (2)
			AAA	AA	A	BBB
Fixed maturities
U.S. government	$126	$129	$—	$129	$—	$—
U.S. government sponsored enterprises	85	90	—	90	—	—
Non-U.S. sovereign government, supranational and government related	218	234	57	130	47	—
Corporate	342	362	44	123	148	47

Fixed maturities	771	815	$101	$472	$195	$47
Other invested assets	27	18

Total	$798	$833
% of Fixed maturities			12%	58%	24%	6%

(1)	Cost is amortized cost for fixed maturities and short-term investments.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $833 million at December 31, 2012 to $561 million at December 31, 2013 was primarily related to the run-off of the underlying loss reserves associated with this account and increases in U.S. and European risk-free interest rates.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At December 31, 2013, 83% of this category was rated AA with the remaining 17%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	Credit Rating (1)
					AAA	AA	A
Non-European Union
Canada	$—	$—	$74	$74	$21	$29	$24
All Other	—	4	—	4	4	—	—

Total Non-European Union	$—	$4	$74	$78	$25	$29	$24
European Union
France	$9	$—	$24	$33	$—	$33	$—
All Other	3	22	1	26	19	7	—

Total European Union	$12	$22	$25	$59	$19	$40	$—

Total	$12	$26	$99	$137	$44	$69	$24
% of Total	9%	19%	72%	100%	32%	50%	18%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At December 31, 2013, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at December 31, 2013 were as follows (in millions of U.S. dollars):

December 31, 2013	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$14	$65	$79	32%
Consumer noncyclical	42	9	51	21
Energy	6	29	35	14
Utilities	6	16	22	9
Basic materials	7	9	16	6
Communications	5	9	14	6
Government guaranteed corporate debt	—	10	10	4
Consumer cyclical	8	1	9	3
All Other	12	1	13	5

Total	$100	$149	$249	100%
% of Total	40%	60%	100%

At December 31, 2013, other than the U.S., France, the U.K. and the Netherlands, which accounted for 40%, 14%, 12% and 11% respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At December 31, 2013, the ten largest issuers accounted for 32% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 4% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At December 31, 2013, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At December 31, 2013, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

December 31, 2013	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$16	$19	$35
United Kingdom	3	15	12	30
Netherlands	—	11	16	27
Germany	7	—	2	9
All Other	—	8	6	14

Total	$10	$50	$55	$115
% of Total	9%	43%	48%	100%

At December 31, 2013, corporate bonds underlying the funds held – directly managed account included less than $9 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2013, by contractual maturity date was as follows (in millions of U.S. dollars):

December 31, 2013	Cost	Fair Value
One year or less	$89	$89
More than one year through five years	317	331
More than five years through ten years	103	109
More than ten years	17	17

Total	$526	$546

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

European Exposures

As discussed in Item 1 of Part I of this report, the Company conducts its operations in various countries and in a variety of non-U.S. denominated currencies. A significant portion of the Company’s reinsurance business is conducted with cedants in Europe, with the collection of premiums and the payment of claims denominated in the euro. As described above, the currency composition of the Company’s liability funds generally matches the underlying net reinsurance liabilities to protect against changes in foreign exchange rates. Accordingly, the

Company’s liability funds that are held to match net reinsurance liabilities that are denominated in the euro, expose the Company’s investment portfolio and the investments underlying the funds held – directly managed account to bonds that are denominated in the euro that are issued by European sovereign governments and government agencies, corporate bonds that are issued by companies in Europe (including those that are also guaranteed by a European sovereign government) and equities issued by companies in Europe.

As a result of the uncertainties related to European sovereign government debt exposures, and uncertainties surrounding Europe in general, the Company implemented additional risk management guidelines to reduce and mitigate potential risks arising from these exposures in its investment portfolio and in the investments underlying the funds held – directly managed account. These guidelines reflect the Company’s response to current conditions and the guidelines may change as the dynamics of the underlying conditions and uncertainties change. The Company’s current guidelines include, but are not limited to, the following:

•

Since the beginning of 2010 the Company has eliminated substantially all of its investment exposure to bonds issued by European sovereign governments in the peripheral countries (Portugal, Italy, Ireland, Greece and Spain); and

•	During the second half of 2011, the Company focused its European sovereign government exposure to five highly-rated countries.

These five countries, Germany, France, Netherlands, Belgium, and Austria are rated AAA, AA, AA+, AA and AA+ by Standard & Poor’s.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of this report for further discussion on the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. The following discussion excludes the funds held – directly managed account. Under funds held contractual arrangements, the cedant retains the net funds that would have otherwise been remitted to the Company and credits the net fund balance with investment income.

At December 31, 2013 and 2012, the Company recorded $843 million and $805 million, respectively, of funds held assets in its Consolidated Balance Sheets. At December 31, 2013, the five largest cedants represented 60% of the funds held balance. Approximately 79% of the funds held balance at December 31, 2013 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates ranged from 1.8% to 4.3% for the year ended December 31, 2013. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 43% of the Company’s total funds held balance.

With respect to the remaining 21% of the funds held balance at December 31, 2013, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2013 included two of the five cedants with the largest funds held assets, which represented 17% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.

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

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2013.

The Non-life reserves for unpaid losses and loss expenses at December 31, 2013 and 2012 include reserves guaranteed by Colisée Re (see Business—Reserves in Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the Reserve Agreement). At December 31, 2013 and 2012, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	2013	2012
Gross Non-life reserves for unpaid losses and loss expenses	$10,646	$10,709
Net Non-life reserves for unpaid losses and loss expenses	10,379	10,418
Net reserves guaranteed by Colisée Re	727	857

See Business—Reserves—Non-life Reserves in Item 1 of Part I of this report for a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2013, 2012 and 2011 and a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income (Loss)—Results by Segment above for a discussion of losses and loss expenses.

Policy Benefits for Life and Annuity Contracts

At December 31, 2013 and 2012, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	2013	2012
Gross policy benefits for life and annuity contracts	$1,974	$1,813
Net policy benefits for life and annuity contracts	1,967	1,793

See Business—Reserves in Item 1 of Part I of this report for a reconciliation of the net policy benefits for life and annuity contracts for the years ended December 31, 2013, 2012 and 2011.

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

At December 31, 2013 and 2012, the Company recorded $274 million and $312 million, respectively, of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. At December 31, 2013, the distribution of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AA or better	10%
A	62
Less than A/Unrated/Other	28

Total	100%

At December 31, 2013, 72% of the Company’s reinsurance recoverable on paid and unpaid losses were due from reinsurers with A- or better rating from Standard & Poor’s, compared to 84% at December 31, 2012.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2013 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	113.9	30.1	55.4	28.0	0.4
Other operating agreements	14.7	7.6	6.7	0.4	—
Other invested assets (1)	161.8	67.3	82.1	12.4	—
Unpaid losses and loss expenses (2)	10,646.3	3,410.1	2,969.5	1,477.4	2,789.3
Policy benefits for life and annuity contracts (3)	2,937.0	248.5	655.1	278.7	1,754.7
Deposit liabilities (3)	394.7	84.3	58.9	40.1	211.4
Employment agreements (4)	32.7	20.9	10.8	1.0	—
Other long-term liabilities:
Senior Notes—principal (5)	750	—	—	—	750
Senior Notes—interest	n/a	44.7	89.4	80.8	27.5 per annum
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes—interest	n/a	4.1	8.2	8.2	4.1 per annum
Series D cumulative preferred shares—principal (7)	230	—	—	—	230
Series D cumulative preferred shares—dividends	n/a	15.0	29.9	29.9	15.0 per annum
Series E cumulative preferred shares—principal (7)	374	—	—	—	374
Series E cumulative preferred shares—dividends	n/a	27.1	54.2	54.2	27.1 per annum
Series F non-cumulative preferred shares—principal (8)	250	—	—	—	250
Series F non-cumulative preferred shares—dividends	n/a	14.7	29.4	29.4	14.7 per annum

n/a: Not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.
(2)	The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2013, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.
(3)	Policy benefits for life and annuity contracts and deposit liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2013 of $1,974 million and $329 million, respectively, are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(4)

In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan available to certain eligible employees in France. In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service. Following their departure from the Company, employees participating in the termination plans continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the termination plans during the years ended December 31, 2010 and 2013, respectively. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees under all of these plans that will be paid through 2018. For further details related to the restructuring in 2013, see Overview above.
(5)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2013 and 2012. The 6.875% Senior Notes with aggregate principal outstanding of $250 million mature on June 1, 2018.
(6)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.
(7)	The Company’s Series D and Series E preferred shares are cumulative, perpetual and have no mandatory redemption requirement, but may be redeemed at our option under certain circumstances.
(8)	The Company’s Series F preferred shares are non-cumulative, perpetual and have no mandatory redemption requirement, but may be redeemed at our option under certain circumstances.

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

During 2012, the Company committed to a $100 million participation in a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2013, the letter of credit facility has not been drawn down and it can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless canceled by the bank, the credit facility automatically extends for one year, each year until maturity.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $6.7 billion at December 31, 2013, a 3% decrease compared to $6.9 billion at December 31, 2012. The major factors contributing to the decrease in shareholders’ equity during the year ended December 31, 2013 were:

•

a net decrease of $616 million, due to the repurchase of common shares of $695 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $79 million;

•	dividend payments of $200 million related to both the Company’s common and preferred shares; and

•

a net decrease of $48 million related to the redemption of Series C preferred shares of $290 million, which was partially offset by proceeds of $242 million, after underwriting discounts, commissions and other expenses, related to the issuance of the Series F preferred shares (see Note 11 to the Consolidated Financial Statements included in Item 8 of Part II of this report and Contractual Obligations and Commitments above); partially offset by

•	comprehensive income of $641 million, which was primarily related to net income of $664 million and was partially offset by the change in the currency translation adjustment of $32 million.

See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the year ended December 31, 2013.

As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through the payment of dividends on its common shares or share repurchases, when available business opportunities are insufficient or unattractive to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.

Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. As described in Key Financial Measures above, the Company’s long-term objective is to manage a portfolio of diversified risks that will create total shareholder value and the Company measures its success in achieving its long-term objective by using compound annual growth in Diluted Tangible Book Value per Share plus dividends. Management believes this measure aligns the Company’s stated long-term objective with the measure most investors use to evaluate total shareholder value creation given that it focuses on the tangible value of total shareholder returns, excluding the impact of goodwill and intangibles. Growth in Diluted Tangible Book Value per Share is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on its investment portfolio.

The growth in Diluted Tangible Book Value per Share plus dividends was 11.2% during the year ended December 31, 2013. This growth was driven by net income attributable to PartnerRe Ltd., dividends on the common shares and the accretive impact of share repurchases, which were partially offset by realized and unrealized losses from the Company’s investment portfolio that were attributable to increases in risk-free rates. The 5-year compound annual growth in Diluted Tangible Book Value per Share plus dividends was in excess of 14%.

Given the Company’s profitability in any particular quarterly or annual period can be significantly affected by the level of large catastrophic losses, Management assesses this long-term objective over the reinsurance cycle as the Company’s performance during any particular quarterly or annual period is not necessarily indicative of its performance over the longer-term reinsurance cycle.

The presentation of Diluted Tangible Book Value per Share and growth in Diluted Tangible Book Value per Share plus dividends are non-GAAP financial measures within the meaning of Regulation G and, accordingly, the definition, the calculation and a reconciliation to the most directly comparable GAAP financial measure is provided for each measure in Key Financial Measures above.

The capital structure of the Company at December 31, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2013		2012
Capital Structure:
Senior notes (1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	894	11
Common shareholders’ equity attributable to PartnerRe Ltd.	5,856	78	6,040	78

Total Capital	$7,523	100%	$7,747	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.

(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.

The decrease in total capital during the year ended December 31, 2013 was related to the same factors describing the decrease in shareholders’ equity above.

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

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

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

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2013 and 2012, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.

The Company did not enter into any short-term borrowing arrangements during the years ended December 31, 2013 and 2012.

Shareholders’ Equity

Share Repurchases

In September 2013, the Company’s Board of Directors approved a new share repurchase authorization of up to a total of 6 million common shares, which replaced the prior authorization of 6 million common shares approved in March 2013. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At December 31, 2013, the Company had approximately 5.0 million common shares remaining under its current share repurchase authorization and approximately 34.2 million common shares were held in treasury and are available for reissuance.

During 2013, the Company repurchased under its authorized share repurchase program, approximately 7.7 million of its common shares at a total cost of $695 million, representing an average cost of $90.73 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2012 of approximately 10%.

Subsequently, during the period from January 1, 2014 to February 25, 2014, the Company repurchased 1.1 million common shares at a total cost of $112 million, representing an average cost of $99.43 per share. Following these repurchases, the Company had approximately 3.8 million common shares remaining under its current share repurchase authorization and approximately 35.3 million common shares are held in treasury and are available for reissuance.

Redeemable Preferred Shares

During the years ended December 31, 2013, 2012 and 2011, the Company had outstanding Series C, Series D and Series E cumulative redeemable preferred shares (Series C preferred shares, Series D preferred shares, Series E preferred shares) and during the year ended December 31, 2013 issued Series F non-cumulative redeemable preferred shares (Series F preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

	Series C	Series D	Series E	Series F
Date of issuance	May 2003	November 2004	June 2011	February 2013
Number of preferred shares issued	11.6	9.2	15.0	10.0
Annual dividend rate	6.75%	6.5%	7.25%	5.875%
Total consideration	$280.9	$222.3	$361.7	$242.3
Underwriting discounts and commissions	$9.1	$7.7	$12.1	$7.7
Aggregate liquidation value	$290.0	$230.0	$373.8	$250.0
Date of redemption	March 2013	n/a	n/a	n/a

n/a: not applicable

On February 14, 2013, the Company issued the Series F preferred shares. The net proceeds received on issuance of the Series F preferred shares were used, together with available cash, to redeem the Series C preferred shares.

On March 18, 2013, the Company redeemed the Series C preferred shares for the aggregate liquidation value of $290 million plus accrued and unpaid dividends. In connection with the redemption, the Company recognized a loss of $9.1 million related to the original issuance costs of the Series C preferred shares and calculated as a difference between the redemption price and the consideration received after underwriting discounts and commissions. The loss was recognized in determining the net income attributable to PartnerRe Ltd. common shareholders.

The Company may redeem each of the Series D, E and F preferred shares at $25.00 per share plus accrued and unpaid dividends without interest as follows: (i) the Series D preferred shares can be redeemed at the Company’s option at any time or in part from time to time; (ii) the Series E preferred shares can be redeemed at the Company’s option on or after June 1, 2016 or at any time upon certain changes in tax law and (iii) the Series F preferred shares can be redeemed at the Company’s option at any time or in part from time to time on or after March 1, 2018. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares are non-cumulative and are payable quarterly.

Dividends on each of the Series D and E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. Dividends on Series F preferred shares are non-cumulative and are payable quarterly.

In the event of liquidation of the Company, each of the Series D, E and F preferred shares rank on parity with each of the other series of preferred shares and would rank senior to the common shares. The holders of the Series D and E preferred shares would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus accrued but unpaid dividends, if any. The holders of the Series F would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus declared and unpaid dividends, if any.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2013 and 2012, cash and cash equivalents were $1.5 billion and $1.1 billion, respectively. The increase in cash and cash equivalents was primarily due to cash provided by the Company’s operating and investing activities, which was partially utilized to fund the Company’s share repurchases and dividend payments.

Net cash provided by operating activities increased to $827 million in 2013 from $693 million in 2012. The increase was primarily due to higher underwriting cash flows, which were related to a higher level of premium receipts driven by the increase in gross premiums written and a lower level of loss payments in 2013 compared to 2012. This increase in cash flows from operating activities was partially offset by lower investment income.

Net cash provided by investing activities was $418 million in 2013 compared to net cash used by investing activities of $220 million in 2012. The net cash provided by investing activities in 2013 primarily reflects the sale and maturity of investments to fund financing activities, as described below.

Net cash used in financing activities was $866 million in 2013 compared to $688 million in 2012. Net cash used in financing activities in 2013 was primarily related to the Company’s share repurchases, the redemption of the Series C preferred shares and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares. Net cash used in financing activities in 2012 was related to share repurchases and dividend payments on common and preferred shares.

The parent company is a holding company with no operations or significant assets other than its investments in its subsidiaries and other intercompany balances. The parent company has cash outflows in the form of operating expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2013, the parent company incurred other operating expenses of $92 million, common dividends were $142 million, preferred dividends were $58 million and share repurchases were $695 million. In January 2014, the Company announced that it was increasing its quarterly dividend to $0.67 per common share or approximately $141 million in total for 2014, assuming a constant number of common shares outstanding and a constant dividend rate, and it will declare approximately $57 million in dividends to preferred shareholders in 2014.

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2013, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions as described in Note 14 to Consolidated Financial Statements in Item 8 of Part II of this report.

The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, operating expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. At December 31, 2013, PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes and $63 million of CENts outstanding and will pay approximately $49 million in aggregate interest payments in 2014 related to this debt.

Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.6 billion at December 31, 2013, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.0 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. In the event of a significant downgrade in ratings, the Company’s ability to write business and to access the capital markets could be impacted. Some of the Company’s reinsurance treaties contain special funding and termination clauses that would be triggered in the event the Company or one of its subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or the Company’s capital is significantly reduced. If such an event were to occur, the Company would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be canceled retroactively or commuted by the cedant.

The Company’s current financial strength ratings are as follows:

Standard & Poor’s	A+
Moody’s	A1
A.M. Best	A+
Fitch	AA-

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2013, the total amount of such credit facilities available to the Company was approximately $850 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $137 million and $410 million, respectively, at December 31, 2013, in respect of reported loss and unearned premium reserves.

On November 14, 2012, the Company entered into an agreement to renew and modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2014.

In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2013 is a $250 million secured credit facility, which matures on December 4, 2016, and a $200 million secured credit facility, which matures on December 31, 2014. At December 31, 2013, no conditions of default existed under these facilities.

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

At December 31, 2013, the value of the U.S. dollar weakened against most major currencies compared to December 31, 2012, which resulted in an increase in the U.S. dollar value of the assets and liabilities denominated in non-U.S. dollar currencies. See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the years ended December 31, 2013, 2012 and 2011.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $32 million during the year ended December 31, 2013 compared to an increase of $29 million and a decrease of $12 million during the years ended December 31, 2012 and 2011, respectively, due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.

The reconciliation of the currency translation adjustment for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
Currency translation adjustment at beginning of year	$33	$4	$16
Change in currency translation adjustment included in other comprehensive loss (income)	(32)	29	(12)

Currency translation adjustment at end of year	$1	$33	$4

From time to time, the Company enters into net investment hedges. At December 31, 2013, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

The following addresses those areas where the Company believes it has exposure to material market risk in its operations.

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

At December 31, 2013, the Company held approximately $3,442 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,886	6%	$15,431	3%	$14,976	$14,521	(3)%	$14,066	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	669	6	650	3	631	612	(3)	593	(6)
Total invested assets (3)	18,432	5	17,958	3	17,484	17,010	(3)	16,536	(5)
Shareholders’ equity	7,714	14	7,240	7	6,766	6,292	(7)	5,818	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Consolidated Balance Sheet.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2013 compared to December 31, 2012.

Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed maturity investments. This can result in a liability whose economic value is different from the carrying value reported in the Consolidated Balance Sheet given the Company records the carrying value of its outstanding debt obligations and preferred securities at the original issued principal amount. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2013 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$844
Debt related to Capital Efficient Notes (2)	63	61
Series D cumulative preferred shares	230	208
Series E cumulative preferred shares	374	378
Series F non-cumulative preferred shares	250	202

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.

The fair value of the debt related to Senior Notes issued by PartnerRe Finance B LLC, PartnerRe Finance A LLC and the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $500 million from PartnerRe Finance B LLC, $250 million from PartnerRe Finance A and $63 million from PartnerRe Finance II, respectively. For the Company’s Series D and Series E cumulative preferred shares, and the Series F non-cumulative preferred shares, fair value is based on quoted market prices, while carrying value is based on the aggregate liquidation value of the shares.

The fair value of the Company’s outstanding debt obligations decreased modestly at December 31, 2013 compared to December 31, 2012, primarily due to rising U.S. risk-free interest rates.

Other than the changes related to the redemption of the Series C preferred shares and the issuance of the Series F preferred shares, the fair value of the Company’s preferred securities declined at December 31, 2013, compared to December 31, 2012 due to rising risk-free interest rates. See Shareholders’ Equity and Capital Resources Management—Shareholders’ Equity above for a discussion the issuance of the Series F preferred shares in February 2013 and the redemption of the Series C preferred shares in March 2013.

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

At December 31, 2013, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2013	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,788	5%	$15,382	3%	$14,976	$14,570	(3)%	$14,164	(5)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	653	3	642	2	631	620	(2)	609	(3)
Total invested assets (3)	18,318	5	17,901	2	17,484	17,067	(2)	16,650	(5)
Shareholders’ equity	7,600	12	7,183	6	6,766	6,349	(6)	5,932	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity, in both absolute terms and as a percentage of total invested assets and shareholders’ equity, has not changed significantly at December 31, 2013 compared to December 31, 2012.

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

For the Company’s capital funds, including its net investment in foreign subsidiaries and branches and equity securities, the Company does not typically employ hedging strategies. However, from time to time the Company does enter into net investment hedges to offset foreign exchange volatility (see Currency in Item 7 of Part II of this report).

The Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2013 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total (1)
Total assets	$4,338	$1,104	$1,683	$146	$105	$680	$8,056
Total liabilities	(4,377)	(609)	(1,084)	(241)	(170)	(1,379)	(7,860)

Total gross foreign currency exposure	(39)	495	599	(95)	(65)	(699)	196
Total derivative amount	(241)	(22)	(576)	89	86	709	45

Net foreign currency exposure	$(280)	$473	$23	$(6)	$21	$10	$241

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2013.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At December 31, 2013, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $241 million. The Company’s most significant net foreign currency exposure at December 31, 2013 was to the Canadian dollar which reflects the unhedged net investment in its Canadian branches. The decrease of $420 million in the Company’s net foreign currency exposure to $241 million at December 31, 2013 compared to $661 million at December 31, 2012 is primarily related to a decrease in the Company’s net foreign currency exposure to the euro.

At December 31, 2013, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net assets of $24 million and $48 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

Investments and Cash

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At December 31, 2013, approximately 55% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better.

At December 31, 2013, approximately 77% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At December 31, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 19% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 3% of total investments and cash (excluding the funds held – directly managed account) at December 31, 2013. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 19% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at December 31, 2013. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 4% and less than 32% of total corporate fixed maturity securities underlying the funds held – directly managed account at December 31, 2013, respectively.

Funds held – directly managed account

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

Derivatives

To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2013, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts was $2,045 million, while the net fair value of those contracts was an unrealized loss of $8 million.

Underwriting Operations

The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line and for alternative risk products. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps. At December 31, 2013, the Company purchased protection related to its credit/surety line primarily in the form of credit default swaps with a notional value of $14 million and an insignificant fair value.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for information related to two brokers that accounted for approximately 43% of the Company’s gross premiums written for the year ended December 31, 2013.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s clients at December 31, 2013 were $2,466 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible premiums receivable was $8 million at December 31, 2013.

The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. At December 31, 2013, the balance of reinsurance recoverable on paid and unpaid losses was $274 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $15 million. At December 31, 2013, 72% of the Company’s reinsurance recoverable on paid and unpaid losses were either due from reinsurers with an A- or better rating from Standard & Poor’s. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.

Other than the items discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially at December 31, 2013, compared to December 31, 2012.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $1,036 million, excluding funds holding fixed income securities of $185 million) at December 31, 2013. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity at December 31, 2013 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	December 31, 2013	10% Increase	% Change	20% Increase	% Change
Equities (1)	$846	(18)%	$941	(9)%	$1,036	$1,131	9%	$1,226	18%
Total invested assets (2)	17,294	(1)	17,389	(1)	17,484	17,579	1	17,674	1
Shareholders’ equity	6,576	(3)	6,671	(1)	6,766	6,861	1	6,956	3

(1)	Excludes funds holding fixed income securities of $185 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity at December 31, 2013 compared to December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2013, $13,376,455; 2012, $13,653,615)	$13,593,303	$14,395,315
Short-term investments, at fair value (amortized cost: 2013, $13,543; 2012, $150,634)	13,546	150,552
Equities, at fair value (cost: 2013, $1,009,286; 2012, $1,000,326)	1,221,053	1,094,002
Other invested assets	320,981	333,361

Total investments	15,148,883	15,973,230
Funds held—directly managed (cost: 2013, $778,569; 2012, $895,261)	785,768	930,741
Cash and cash equivalents, at fair value, which approximates amortized cost	1,496,485	1,121,705
Accrued investment income	185,717	184,315
Reinsurance balances receivable	2,465,713	1,991,991
Reinsurance recoverable on paid and unpaid losses	308,892	348,086
Funds held by reinsured companies	843,081	805,489
Deferred acquisition costs	644,952	568,391
Deposit assets	351,905	257,208
Net tax assets	14,133	25,098
Goodwill	456,380	456,380
Intangible assets	187,090	214,270
Other assets	149,296	103,528

Total assets	$23,038,295	$22,980,432

Liabilities
Unpaid losses and loss expenses	$10,646,318	$10,709,371
Policy benefits for life and annuity contracts	1,974,133	1,813,244
Unearned premiums	1,723,767	1,534,625
Other reinsurance balances payable	202,549	238,578
Deposit liabilities	328,588	252,217
Net tax liabilities	284,442	387,647
Accounts payable, accrued expenses and other	291,350	290,265
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,272,136	16,046,936

Shareholders’ Equity
Common shares (par value $1.00; issued: 2013, 86,657,045 shares; 2012, 85,459,905 shares)	86,657	85,460
Preferred shares (par value $1.00; issued and outstanding: 2013, 34,150,000 shares; 2012, 35,750,000 shares; aggregate liquidation value: 2013, $853,750; 2012, $893,750)	34,150	35,750
Additional paid-in capital	3,901,627	3,861,844
Accumulated other comprehensive (loss) income	(12,238)	10,597
Retained earnings	5,406,797	4,952,002
Common shares held in treasury, at cost (2013, 34,213,611 shares; 2012, 26,550,530 shares)	(2,707,461)	(2,012,157)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,709,532	6,933,496
Noncontrolling interests	56,627	—

Total shareholders’ equity	6,766,159	6,933,496

Total liabilities and shareholders’ equity	$23,038,295	$22,980,432

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Gross premiums written	$5,569,706	$4,718,235	$4,633,054

Net premiums written	$5,396,526	$4,572,860	$4,486,329
(Increase) decrease in unearned premiums	(198,316)	(86,921)	161,425

Net premiums earned	5,198,210	4,485,939	4,647,754
Net investment income	484,367	571,338	629,148
Net realized and unrealized investment (losses) gains	(160,735)	493,409	66,692
Other income	16,565	11,920	7,915

Total revenues	5,538,407	5,562,606	5,351,509

Expenses
Losses and loss expenses and life policy benefits	3,157,808	2,804,610	4,372,570
Acquisition costs	1,077,628	936,909	938,361
Other operating expenses	500,466	411,374	434,846
Interest expense	48,929	48,895	48,949
Amortization of intangible assets	27,180	31,799	36,405
Net foreign exchange losses (gains)	18,203	175	(34,675)

Total expenses	4,830,214	4,233,762	5,796,456

Income (loss) before taxes and interest in earnings (losses) of equity investments	708,193	1,328,844	(444,947)
Income tax expense	48,416	204,284	68,972
Interest in earnings (losses) of equity investments	13,665	9,954	(6,372)

Net income (loss)	673,442	1,134,514	(520,291)
Net income attributable to noncontrolling interests	(9,434)	—	—

Net income (loss) attributable to PartnerRe Ltd.	664,008	1,134,514	(520,291)
Preferred dividends	57,861	61,622	47,020
Loss on redemption of preferred shares	9,135	—	—

Net income (loss) attributable to PartnerRe Ltd. common shareholders	$597,012	$1,072,892	$(567,311)

Comprehensive income (loss)
Net income (loss) attributable to PartnerRe Ltd.	$664,008	$1,134,514	$(520,291)
Change in currency translation adjustment	(31,778)	28,488	(11,834)
Change in unfunded pension obligation, net of tax	9,861	(4,294)	(3,917)
Change in unrealized losses on investments, net of tax	(918)	(953)	(949)

Total other comprehensive (loss) income, net of tax	(22,835)	23,241	(16,700)

Comprehensive income (loss) attributable to PartnerRe Ltd.	$641,173	$1,157,755	$(536,991)

Per share data attributable to PartnerRe Ltd. common shareholders
Net income (loss) per common share:
Basic net income (loss)	$10.78	$17.05	$(8.40)
Diluted net income (loss)	$10.58	$16.87	$(8.40)
Weighted average number of common shares outstanding	55,378,980	62,915,992	67,558,732
Weighted average number of common shares and common share equivalents outstanding	56,448,105	63,615,748	67,558,732

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Common shares
Balance at beginning of year	$85,460	$84,767	$84,033
Issuance of common shares	1,197	693	734

Balance at end of year	86,657	85,460	84,767

Preferred shares
Balance at beginning of year	35,750	35,750	20,800
Issuance of preferred shares	10,000	—	14,950
Redemption of preferred shares	(11,600)	—	—

Balance at end of year	34,150	35,750	35,750

Additional paid-in capital
Balance at beginning of year	3,861,844	3,803,796	3,419,864
Issuance of common shares	77,783	58,048	37,160
Issuance of preferred shares	231,265	—	346,772
Redemption of preferred shares	(269,265)	—	—

Balance at end of year	3,901,627	3,861,844	3,803,796

Accumulated other comprehensive (loss) income
Balance at beginning of year	10,597	(12,644)	4,056
Currency translation adjustment
Balance at beginning of year	32,755	4,267	16,101
Change in currency translation adjustment	(31,778)	28,488	(11,834)

Balance at end of year	977	32,755	4,267
Unfunded pension obligation
Balance at beginning of year	(27,370)	(23,076)	(19,159)
Change in unfunded pension obligation	9,861	(4,294)	(3,917)

Balance at end of year (net of tax: 2013, $5,029; 2012, $7,731; 2011, $6,590)	(17,509)	(27,370)	(23,076)
Unrealized gain on investments
Balance at beginning of year	5,212	6,165	7,114
Change in unrealized losses on investments	(918)	(953)	(949)

Balance at end of year (net of tax: 2013, 2012 and 2011: $nil)	4,294	5,212	6,165

Balance at end of year	(12,238)	10,597	(12,644)

Retained earnings
Balance at beginning of year	4,952,002	4,035,103	4,761,178
Net income (loss)	673,442	1,134,514	(520,291)
Net income attributable to noncontrolling interests	(9,434)	—	—
Dividends on common shares	(142,217)	(155,993)	(158,764)
Dividends on preferred shares	(57,861)	(61,622)	(47,020)
Loss on redemption of preferred shares	(9,135)	—	—

Balance at end of year	5,406,797	4,952,002	4,035,103

Common shares held in treasury
Balance at beginning of year	(2,012,157)	(1,479,230)	(1,083,012)
Repurchase of common shares	(695,304)	(532,927)	(396,218)

Balance at end of year	(2,707,461)	(2,012,157)	(1,479,230)

Total shareholders’ equity attributable to PartnerRe Ltd.	$6,709,532	$6,933,496	$6,467,542
Noncontrolling interests	56,627	—	—

Total shareholders’ equity	$6,766,159	$6,933,496	$6,467,542

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Cash flows from operating activities
Net income (loss)	$673,442	$1,134,514	$(520,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of net premium on investments	151,666	137,313	91,339
Amortization of intangible assets	27,180	31,799	36,405
Net realized and unrealized investment losses (gains)	160,735	(493,409)	(66,692)
Changes in:
Reinsurance balances, net	(507,346)	(102,009)	(21,036)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	45,422	31,730	625
Funds held by reinsured companies and funds held – directly managed	99,394	381,733	606,266
Deferred acquisition costs	(72,956)	(13,437)	52,069
Net tax assets and liabilities	(99,067)	80,628	(58,970)
Unpaid losses and loss expenses including life policy benefits	41,956	(634,736)	606,698
Unearned premiums	198,316	86,921	(161,425)
Other net changes in operating assets and liabilities	108,525	52,246	8,647

Net cash provided by operating activities	827,267	693,293	573,635

Cash flows from investing activities
Sales of fixed maturities	7,887,186	6,969,074	8,328,352
Redemptions of fixed maturities	1,167,483	1,000,181	1,211,016
Purchases of fixed maturities	(8,872,874)	(8,067,087)	(10,549,343)
Sales and redemptions of short-term investments	312,376	110,360	336,456
Purchases of short-term investments	(176,339)	(215,473)	(331,432)
Sales of equities	796,403	821,977	730,929
Purchases of equities	(695,456)	(830,323)	(619,533)
Consideration paid, related to the acquisition of Presidio, net of cash acquired	—	(9,242)	—
Other, net	(786)	995	(186,823)

Net cash provided by (used in) investing activities	417,993	(219,538)	(1,080,378)

Cash flows from financing activities
Dividends paid to common and preferred shareholders	(200,078)	(217,615)	(205,784)
Repurchase of common shares	(715,421)	(504,991)	(413,737)
Issuance of common shares	51,111	34,323	16,041
Net proceeds from issuance of preferred shares	241,265	—	361,722
Redemption of preferred shares	(290,000)	—	—
Sale of shares to noncontrolling interests	47,193	—	—

Net cash used in financing activities	(865,930)	(688,283)	(241,758)
Effect of foreign exchange rate changes on cash	(4,550)	(6,024)	(20,326)
Increase (decrease) in cash and cash equivalents	374,780	(220,552)	(768,827)
Cash and cash equivalents—beginning of year	1,121,705	1,342,257	2,111,084

Cash and cash equivalents—end of year	$1,496,485	$1,121,705	$1,342,257

Supplemental cash flow information:
Taxes paid	$174,031	$186,970	$197,610
Interest paid	$49,259	$49,259	$49,259

See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Consolidated Financial Statements

1. Organization

PartnerRe Ltd. (PartnerRe or the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe) and Partner Reinsurance Company of the U.S. (PartnerRe U.S.). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

The Company was incorporated in August 1993 under the laws of Bermuda. The Company commenced operations in November 1993 upon completion of the sale of common shares and warrants pursuant to subscription agreements and an initial public offering.

The Company completed the acquisition of SAFR (subsequently renamed PartnerRe SA and reinsurance business transferred into PartnerRe Europe) in 1997, the acquisition of the reinsurance operations of Winterthur Group (Winterthur Re) in 1998, and the acquisition of PARIS RE Holdings Limited (Paris Re) in 2009.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred to herein as PartnerRe Health), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Consolidated Statements of Operations and Cash Flows include PartnerRe Health’s results from January 1, 2013.

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

(c) Deferred Acquisition Costs

Acquisition costs, comprising only incremental brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. All other acquisition related costs, including all indirect costs, are expensed as incurred.

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

Actual and anticipated losses and loss expenses, other costs and investment income related to underlying premiums are considered in determining the recoverability of deferred acquisition costs related to the Company’s Non-life business. Actual and anticipated loss experience, together with the present value of future gross premiums, the present value of future benefits, settlement and maintenance costs are considered in determining the recoverability of deferred acquisition costs related to the Company’s Life business.

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

Other invested assets consist primarily of investments in non-publicly traded companies, private placement equity and fixed maturity investments, derivative financial instruments and other specialty asset classes. Non-publicly traded entities in which the Company has an ownership of more than 20% and less than 50% of the voting shares, and limited partnerships in which the Company has more than a minor interest, are accounted for using either the equity method or the fair value option. The remaining other invested assets are recorded based on valuation techniques depending on the nature of the individual assets. The valuation techniques used by the Company are generally commensurate with standard valuation techniques for each asset class.

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

(j) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired of PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made.

(k) Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships, U.S. licenses and fronting arrangements arising from the acquisitions of Paris Re and PartnerRe Health. Definite-lived intangible assets are amortized over their useful lives, generally ranging from eleven to thirteen years. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

(l) Income Taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.

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

Other Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures contracts, to-be-announced mortgage-backed securities (TBAs) and credit default swaps, for the purpose of managing overall currency risk, market exposures and portfolio duration, for hedging certain investments, or for enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations, except changes in the fair value of foreign currency option contracts and foreign exchange forward contracts which are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.

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

(o) Treasury Shares

Common shares repurchased by the Company and not canceled are classified as treasury shares, and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from sales of treasury shares are included therein, otherwise losses are charged to retained earnings.

(p) Net Income or Loss per Common Share

Diluted net income or loss per common share is defined as net income or loss attributable to PartnerRe Ltd. common shareholders divided by the weighted average number of common shares and common share equivalents outstanding, calculated using the treasury stock method for all potentially dilutive securities. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred share dividends. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income or loss per share. Basic net income or loss per share is defined as net income or loss attributable to PartnerRe Ltd. common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities.

(q) Share-Based Compensation

The Company currently uses six types of share-based compensation: share options, restricted shares (RS), restricted share units (RSUs), performance-based RSUs (PSUs), share-settled share appreciation rights (SSARs) and shares issued under the Company’s employee share purchase plans.

The majority of the Company’s share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Awards of PSUs provide performance-based equity awards based on pre-established targets relating to certain performance measures achieved by the Company. The compensation expense for PSUs is initially based on the target performance measure at the time of award and is subject to periodic review and adjustment based on expected actual performance. Forfeiture benefits on all awards are estimated at the time of grant and incorporated in the determination of share-based compensation costs. Awards granted to employees who are eligible for retirement and do not have to provide additional services are expensed at the date of grant.

Those share-based compensation awards that do not meet the equity classification criteria, are classified as liability awards. Liability-classified awards are recorded at fair value in the Accounts payable, accrued expenses and other in the Consolidated Balance Sheets with changes in fair value relating to the vested portion of the award recorded within Other operating expenses in the Consolidated Statements of Operations.

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

(s) Variable Interest Entities and Noncontrolling Interests

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

The Company also has three indirect 100% owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs at December 31, 2013. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 10). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

The Company has also formed a subsidiary with other third party investors, Lorenz Re Ltd. (Lorenz Re), that is considered to be a VIE. The Company determined that it is the primary beneficiary as it has the power to direct and has more than an insignificant economic interest in the activities of Lorenz Re. Lorenz Re is consolidated by the Company and all inter-company balances and transactions are eliminated. Net income or loss and shareholders’ equity attributable to Lorenz Re’s third party investors are recorded in the Consolidated Financial Statements as noncontrolling interests (see Note 13).

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

(u) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued new guidance aimed at harmonizing presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect adoption of this guidance to have a significant impact on its Consolidated Financial Statements or disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; catastrophe bonds; mortality bonds; asset-backed securities; mortgage-backed securities; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts; over-the-counter derivatives such as foreign currency option contracts, credit default swaps, interest rate swaps and TBAs.

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2013 and 2012, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,623,859	$—	$1,623,859
U.S. states, territories and municipalities	—	16,207	108,380	124,587
Non-U.S. sovereign government, supranational and government related	—	2,353,699	—	2,353,699
Corporate	—	6,048,663	—	6,048,663
Asset-backed securities	—	691,654	446,577	1,138,231
Residential mortgage-backed securities	—	2,268,517	—	2,268,517
Other mortgage-backed securities	—	35,747	—	35,747

Fixed maturities	$—	$13,038,346	$554,957	$13,593,303
Short-term investments	$—	$13,546	$—	$13,546
Equities
Real estate investment trusts	$175,796	$—	$—	$175,796
Energy	159,509	—	—	159,509
Insurance	144,020	—	—	144,020
Finance	108,944	9,556	20,207	138,707
Consumer noncyclical	108,663	—	—	108,663
Communications	70,792	—	2,199	72,991
Technology	53,768	—	7,752	61,520
Industrials	47,677	—	—	47,677
Consumer cyclical	45,915	—	—	45,915
Utilities	37,151	—	—	37,151
Other	19,993	—	—	19,993
Mutual funds and exchange traded funds	61,902	139,322	7,887	209,111

Equities	$1,034,130	$148,878	$38,045	$1,221,053
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$1,249	$—	$1,249
Futures contracts	41,031	—	—	41,031
Total return swaps	—	—	79	79
Interest rate swaps	—	2,147	—	2,147
TBAs	—	2	—	2
Other
Notes and loan receivables and notes securitization	—	—	41,446	41,446
Annuities and residuals	—	—	24,064	24,064
Private equities	—	—	39,131	39,131
Derivative liabilities
Foreign exchange forward contracts	—	(8,648)	—	(8,648)
Foreign currency option contracts	—	(535)	—	(535)
Credit default swaps (protection purchased)	—	(71)	—	(71)
Insurance-linked securities	—	—	(268)	(268)
Total return swaps	—	—	(599)	(599)
Interest rate swaps	—	(2,558)	—	(2,558)
TBAs	—	(1,331)	—	(1,331)

Other invested assets	$41,031	$(9,745)	$103,853	$135,139
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,296	$—	$157,296
U.S. states, territories and municipalities	—	—	286	286
Non-U.S. sovereign government, supranational and government related	—	137,186	—	137,186
Corporate	—	248,947	—	248,947
Short-term investments	—	2,426	—	2,426
Other invested assets	—	—	15,165	15,165

Funds held – directly managed	$—	$545,855	$15,451	$561,306

Total	$1,075,161	$13,736,880	$712,306	$15,524,347

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,130,924	$—	$1,130,924
U.S. states, territories and municipalities	—	10,151	233,235	243,386
Non-U.S. sovereign government, supranational and government related	—	2,375,673	—	2,375,673
Corporate	—	6,554,934	100,904	6,655,838
Asset-backed securities	—	400,336	323,134	723,470
Residential mortgage-backed securities	—	3,199,924	—	3,199,924
Other mortgage-backed securities	—	66,100	—	66,100

Fixed maturities	$—	$13,738,042	$657,273	$14,395,315
Short-term investments	$—	$150,552	$—	$150,552
Equities
Consumer noncyclical	$130,526	$—	$—	$130,526
Energy	118,213	—	—	118,213
Finance	79,456	7,472	13,477	100,405
Technology	71,927	—	6,987	78,914
Real estate investment trusts	66,846	—	—	66,846
Communications	65,722	—	—	65,722
Consumer cyclical	62,526	—	—	62,526
Industrials	59,242	—	—	59,242
Insurance	39,132	—	—	39,132
Other	60,913	—	—	60,913
Mutual funds and exchange traded funds	34,053	270,246	7,264	311,563

Equities	$788,556	$277,718	$27,728	$1,094,002
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$7,889	$—	$7,889
Foreign currency option contracts	—	1,410	—	1,410
Futures contracts	1,956	—	—	1,956
Credit default swaps (protection purchased)	—	6	—	6
Credit default swaps (assumed risks)	—	512	—	512
Total return swaps	—	—	6,630	6,630
TBAs	—	115	—	115
Other
Notes and loan receivables and notes securitization	—	—	34,902	34,902
Annuities and residuals	—	—	46,882	46,882
Private equities	—	—	1,404	1,404
Derivative liabilities
Foreign exchange forward contracts	—	(17,395)	—	(17,395)
Foreign currency option contracts	—	(186)	—	(186)
Futures contracts	(1,352)	—	—	(1,352)
Credit default swaps (protection purchased)	—	(807)	—	(807)
Insurance-linked securities	—	—	(2,173)	(2,173)
Total return swaps	—	—	(546)	(546)
Interest rate swaps	—	(7,880)	—	(7,880)
TBAs	—	(163)	—	(163)

Other invested assets	$604	$(16,499)	$87,099	$71,204
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$218,696	$—	$218,696
U.S. states, territories and municipalities	—	—	345	345
Non-U.S. sovereign government, supranational and government related	—	233,987	—	233,987
Corporate	—	362,243	—	362,243
Other invested assets	—	—	17,976	17,976

Funds held – directly managed	$—	$814,926	$18,321	$833,247

Total	$789,160	$14,964,739	$790,421	$16,544,320

At December 31, 2013 and 2012, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $185.8 million and $262.2 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting, equity method of accounting or investment company accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $561.3 million and $833.2 million at December 31, 2013 and 2012, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $84.8 million and $53.7 million, respectively, and accrued investment income of $6.7 million and $10.2 million, respectively. At December 31, 2013 and 2012, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $133.0 million and $33.6 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).

At December 31, 2013 and 2012, substantially all of the accrued investment income in the Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2012, certain equities traded on foreign exchanges with a fair value of $1.1 million were transferred from Level 2 to Level 1 given they were trading in an active market at December 31, 2012.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At December 31, 2013 and 2012, the fair values of financial instrument assets recorded in the Consolidated Balance Sheets not described above, approximate their carrying values.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2013 and 2012, were as follows (in thousands of U.S. dollars):

For the year ended December 31, 2013	Balance at beginning of year	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/ (out of) Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(4,440)	$103,860	$(224,275)	$—	$108,380	$1,234
Corporate	100,904	(2,271)	—	(98,633)	—	—	—
Asset-backed securities	323,134	(1,339)	301,477	(176,695)	—	446,577	(9,018)

Fixed maturities	$657,273	$(8,050)	$405,337	$(499,603)	$—	$554,957	$(7,784)
Equities
Finance	$13,477	$1,730	$5,000	$—	$—	$20,207	$1,730
Communications	—	159	2,040	—	—	2,199	159
Technology	6,987	765	—	—	—	7,752	765
Mutual funds and exchange traded funds	7,264	623	—	—	—	7,887	623

Equities	$27,728	$3,277	$7,040	$—	$—	$38,045	$3,277
Other invested assets
Derivatives, net	$3,911	$(6,136)	$121	$1,316	$—	$(788)	$(69)
Notes and loan receivables and notes securitization	34,902	936	15,732	(10,124)	—	41,446	936
Annuities and residuals	46,882	1,107	—	(23,925)	—	24,064	877
Private equities	1,404	(6,358)	44,085	—	—	39,131	(6,358)

Other invested assets	$87,099	$(10,451)	$59,938	$(32,733)	$—	$103,853	$(4,614)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(59)	$—	$—	$—	$286	$(59)
Other invested assets	17,976	(2,054)	—	(757)	—	15,165	(990)

Funds held – directly managed	$18,321	$(2,113)	$—	$(757)	$—	$15,451	$(1,049)

Total	$790,421	$(17,337)	$472,315	$(533,093)	$—	$712,306	$(10,170)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.
(2)	Settlements and sales of U.S. states, territories and municipalities, asset-backed securities, derivatives and annuities and residuals include sales of $223.7 million, $13.7 million, $1.2 million and $6.3 million, respectively.

For the year ended December 31, 2012	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers out of Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$111,415	$4,854	$117,650	$(684)	$—	$233,235	$4,854
Corporate	111,700	(948)	120	(9,968)	—	100,904	(1,066)
Asset-backed securities	257,415	12,241	235,402	(181,924)	—	323,134	8,334

Fixed maturities	$480,530	$16,147	$353,172	$(192,576)	$—	$657,273	$12,122
Equities
Finance	$9,670	$3,816	$6,800	$(9)	$(6,800)	$13,477	$3,809
Technology	—	(205)	7,192	—	—	6,987	(205)
Mutual funds and exchange traded funds	6,495	769	—	—	—	7,264	769

Equities	$16,165	$4,380	$13,992	$(9)	$(6,800)	$27,728	$4,373
Other invested assets
Derivatives, net	$5,622	$3,832	$(5,543)	$—	$—	$3,911	$2,306
Notes and loan receivables and notes securitization	63,565	6,773	63,894	(99,330)	—	34,902	(984)
Annuities and residuals	27,840	11,621	30,683	(23,262)	—	46,882	5,944
Private equities	—	(46)	1,450	—	—	1,404	(46)

Other invested assets	$97,027	$22,180	$90,484	$(122,592)	$—	$87,099	$7,220
Funds held – directly managed
U.S. states, territories and municipalities	$334	$11	$—	$—	$—	$345	$11
Other invested assets	15,433	2,543	—	—	—	17,976	2,543

Funds held – directly managed	$15,767	$2,554	$—	$—	$—	$18,321	$2,554

Total	$609,489	$45,261	$457,648	$(315,177)	$(6,800)	$790,421	$26,269

(1)	Purchases and issuances of derivatives includes issuances of $5.8 million.
(2)	Settlements and sales of notes and loan receivables and notes securitization include sales of $4.7 million.

During the year ended December 31, 2012, an equity traded on a foreign exchange with a fair value of $6.8 million was transferred from Level 3 into Level 2 given it was valued using observable inputs at December 31, 2012.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at December 31, 2013 and 2012 were as follows (fair value in thousands of U.S. dollars):

December 31, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$108,380	Discounted cash flow	Credit spreads	2.9% – 9.9% (5.3%)
Asset-backed securities – interest only	21	Discounted cash flow	Credit spreads	5.5% – 10.7% (8.8%)
Asset-backed securities – other	446,556	Discounted cash flow	Credit spreads	4.0% – 12.2% (7.1%)
Equities
Finance	15,483	Weighted market comparables	Net income multiple	14.6 (14.6)
			Tangible book value multiple	1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
			Comparable return	8.5% (8.5%)
Finance	4,724	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	2,199	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Technology	7,752	Weighted market comparables	Revenue multiple	0.9 (0.9)
			Adjusted earnings multiple	4.4 (4.4)
Other invested assets
Total return swaps	(520)	Discounted cash flow	Credit spreads	2.8% – 18.9% (17.0%)
Notes and loan receivables	21,280	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 (1.5)
Notes securitization	20,166	Discounted cash flow	Credit spreads	6.2% (6.2%)
Annuities and residuals	24,064	Discounted cash flow	Credit spreads	4.0% – 7.9% (5.8%)
			Prepayment speed	0% – 15.0% (6.4%)
			Constant default rate	0.3% – 35.0% (12.4%)
Private equity—direct	11,742	Discounted cash flow and weighted market comparables	Net income multiple	8.3 (8.3)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	8,993	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	1.8% – 9.8% (8.3%)
Private equity—other	18,396	Discounted cash flow	Credit spreads	3.8% (3.8%)
Funds held – directly managed
Other invested assets	15,165	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-22.9% – 0% (-15.5%)

December 31, 2012	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$233,235	Discounted cash flow	Credit spreads	2.8% – 4.5%(3.7%)
Asset-backed securities – interest only	12,625	Discounted cash flow	Credit spreads	6.8% – 11.7%(9.1%)
			Prepayment speed	20.0%(20.0%)
Asset-backed securities – other	310,509	Discounted cash flow	Credit spreads	4.0% – 12.2%(7.6%)
Equities
Finance	13,477	Weighted market
		comparables	Comparable return	0.8%(0.8%)
Technology	6,987	Weighted market
		comparables	Comparable return	-1.5%(-1.5%)
Other invested assets
Total return swaps	6,084	Discounted cash flow	Credit spreads	2.6% – 4.6%(3.2%)
Notes and loan receivables	24,902	Discounted cash flow	Credit spreads	17.5%(17.5%)
			Gross revenue/fair value	1.7 – 2.1(1.8)
Notes securitization	10,000	Discounted cash flow	Credit spreads	6.5%(6.5%)
Annuities and residuals	46,882	Discounted cash flow	Credit spreads	4.7% – 9.9%(7.2%)
			Prepayment speed	0% – 15.0%(7.6%)
			Constant default rate	2.3% – 35.0%(13.2%)
Private equity fund	1,404	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	7.3%(7.3%)
Funds held – directly managed
Other invested assets	17,976	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-38.1% – 0%(-12.1%)

The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities), certain insurance-linked securities (included within other invested assets) and mortality bonds (included within corporate fixed maturities).

The Company has established a Valuation Committee which is responsible for determining the Company’s invested asset valuation policy and related procedures, for reviewing significant changes in the fair value measurements of securities classified as Level 3 from period to period, and for reviewing in accordance with the invested asset valuation policy an independent internal peer analysis that is performed on the fair value measurements of significant securities that are classified as Level 3. The Valuation Committee is comprised of members of the Company’s senior management team and meets on a quarterly basis. The Company’s invested asset valuation policy is monitored by the Company’s Audit Committee of the Board of Directors (Board) and approved annually by the Company’s Risk and Finance Committee of the Board.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Fixed maturities and short-term investments	$(525,787)	$186,063	$128,224
Equities	118,010	66,253	(101,860)
Other invested assets	(6,970)	18,732	(24,839)
Funds held – directly managed	(27,850)	7,969	5,853

Total	$(442,597)	$279,017	$7,378

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

•

U.S. states, territories and municipalities—U.S. states, territories and municipalities securities consist primarily of bonds issued by U.S. states, territories and municipalities and the Federal Home Loan Mortgage Corporation. These securities are generally priced by independent pricing services using the techniques described for U.S. government and government sponsored enterprises above. The Company generally classifies these securities in Level 2. Certain of the bonds that are issued by municipal housing authorities and the Federal Home Loan Mortgage Corporation are not actively traded and are priced based on internal models using unobservable inputs. Accordingly, the Company classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these U.S. states, territories and municipalities securities classified as Level 3 is credit spreads. A significant increase (decrease) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

•

Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are predominantly backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable inputs used in the fair value measurement of these asset-backed securities classified as Level 3 are prepayment speeds and credit spreads. Significant increases (decreases) in these prepayment speeds and credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

Short-term investments

Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are generally classified in Level 2.

Equities

Equity securities include U.S. and foreign common and preferred stocks, real estate investment trusts, mutual funds and exchange traded funds. Equities, real estate investment trusts and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, and common stocks traded in inactive markets. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable inputs used in the fair value measurement of inactively traded common stocks classified as Level 3 include market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size, including net income multiples, tangible book value multiples, comparable returns, revenue multiples, adjusted earnings multiples and projected return on equity ratios. Significant increases (decreases) in any of these inputs could result in a significantly higher (lower) fair value measurement. Significant unobservable inputs used in measuring the fair value measurement of inactively traded common stocks also include a liquidity discount. A significant increase (decrease) in the liquidity discount could result in a significantly lower (higher) fair value measurement.

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

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives, notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates, gross revenue to fair value ratios, net income multiples, tangible book value multiples and other valuation ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increase (decrease) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At December 31, 2013 and 2012, the fair values of financial instrument liabilities recorded in the Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•

the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at December 31, 2013 and 2012; and

•

the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at December 31, 2013 and 2012.

The carrying values and fair values of the Senior Notes and CENts at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$844,331	$750,000	$859,367
Debt related to capital efficient notes (2)	63,384	61,094	63,384	66,990

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.

4. Investments

(a) Fixed Maturities, Short-Term Investments and Equities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

December 31, 2013	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,635,578	$7,211	$(18,930)	$1,623,859
U.S. states, territories and municipalities	121,697	4,395	(1,505)	124,587
Non-U.S. sovereign government, supranational and government related	2,295,608	67,453	(9,362)	2,353,699
Corporate	5,866,991	243,522	(61,850)	6,048,663
Asset-backed securities	1,126,812	15,232	(3,813)	1,138,231
Residential mortgage-backed securities	2,294,870	31,810	(58,163)	2,268,517
Other mortgage-backed securities	34,899	1,590	(742)	35,747

Fixed maturities	13,376,455	371,213	(154,365)	13,593,303
Short-term investments	13,543	4	(1)	13,546
Equities	1,009,286	250,288	(38,521)	1,221,053

Total	$14,399,284	$621,505	$(192,887)	$14,827,902

December 31, 2012	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,108,513	$23,173	$(762)	$1,130,924
U.S. states, territories and municipalities	232,433	11,057	(104)	243,386
Non-U.S. sovereign government, supranational and government related	2,221,272	155,144	(743)	2,375,673
Corporate	6,197,594	463,221	(4,977)	6,655,838
Asset-backed securities	701,264	23,972	(1,766)	723,470
Residential mortgage-backed securities	3,128,618	118,988	(47,682)	3,199,924
Other mortgage-backed securities	63,921	2,850	(671)	66,100

Fixed maturities	13,653,615	798,405	(56,705)	14,395,315
Short-term investments	150,634	9	(91)	150,552
Equities	1,000,326	115,351	(21,675)	1,094,002

Total	$14,804,575	$913,765	$(78,471)	$15,639,869

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(b) Maturity Distribution of Fixed Maturities and Short-Term Investments

The distribution of fixed maturities and short-term investments at December 31, 2013, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$373,899	$377,568
More than one year through five years	4,915,255	5,056,690
More than five years through ten years	3,920,421	3,961,736
More than ten years	723,842	768,360

Subtotal	9,933,417	10,164,354
Mortgage/asset-backed securities	3,456,581	3,442,495

Total	$13,389,998	$13,606,849

(c) Net Realized and Unrealized Investment (Losses) Gains

The components of the net realized and unrealized investment (losses) gains for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Net realized investment gains on fixed maturities and short-term investments	$118,575	$172,987	$157,207
Net realized investment gains on equities	75,217	72,155	90,866
Net realized gains (losses) on other invested assets	20,497	(16,691)	(176,295)
Change in net unrealized gains (losses) on other invested assets	56,652	(9,568)	(46,278)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(525,787)	186,063	128,224
Change in net unrealized investment gains (losses) on equities	118,010	66,253	(101,860)
Net other realized and unrealized investment (losses) gains	(2,107)	5,843	3,617
Net realized and unrealized investment (losses) gains on funds held – directly managed	(21,792)	16,367	11,211

Total net realized and unrealized investment (losses) gains	$(160,735)	$493,409	$66,692

(d) Net Investment Income

The components of net investment income for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Fixed maturities	$446,299	$512,833	$561,576
Short-term investments, cash and cash equivalents	1,886	2,905	3,843
Equities	32,989	26,207	19,815
Funds held and other	34,215	44,109	49,502
Funds held – directly managed	20,502	29,031	37,919
Investment expenses	(51,524)	(43,747)	(43,507)

Net investment income	$484,367	$571,338	$629,148

Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 1.8% to 4.3% for the year ended December 31, 2013 and from 2.0% to 5.0% for the years ended December 31, 2012 and 2011. See Note 5 for additional information on the funds held – directly managed account.

(e) Pledged and Restricted Assets

At December 31, 2013 and 2012, approximately $200.6 million and $167.5 million, respectively, of cash and cash equivalents and approximately $2,477.8 million and $2,532.0 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.

The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares in an investment with a fair value of $121 million, which is included in equities, prior to April 28, 2014.

(f) Net Receivable (Payable) for Securities Sold/Purchased

Included within Other assets in the Consolidated Balance Sheet at December 31, 2013 and Accounts payable, accrued expenses and other in the Consolidated Balance Sheet at December 31, 2012 were amounts of gross receivable balances for securities sold and gross payable balances for securities purchased as follows (in thousands of U.S. dollars):

	2013	2012
Receivable for securities sold	$150,816	$22,133
Payable for securities purchased	(60,153)	(32,944)

Net receivable (payable) for securities sold/purchased	$90,663	$(10,811)

5. Funds Held – Directly Managed

Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The decrease from December 31, 2012 to December 31, 2013 in the fair value of the investment portfolio underlying the funds held – directly managed account from $833 million to $561 million was primarily related to the run-off of the underlying loss reserves associated with this account and increases in U.S. and European risk-free interest rates.

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

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities

The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

December 31, 2013	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. government and government sponsored enterprises	$153,951	$3,789	$(444)	$157,296
U.S. states, territories and municipalities	372	—	(86)	286
Non-U.S. sovereign government, supranational and government related	131,488	6,708	(1,010)	137,186
Corporate	237,947	11,000	—	248,947

Fixed maturities	523,758	21,497	(1,540)	543,715
Short -term investments	2,426	—	—	2,426
Other invested assets	28,091	—	(12,787)	15,304

Total	$554,275	$21,497	$(14,327)	$561,445

December 31, 2012	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. government and government sponsored enterprises	$211,104	$7,669	$(77)	$218,696
U.S. states, territories and municipalities	373	—	(28)	345
Non-U.S. sovereign government, supranational and government related	217,961	16,039	(13)	233,987
Corporate	341,705	20,555	(17)	362,243

Fixed maturities	771,143	44,263	(135)	815,271
Other invested assets	26,777	619	(9,297)	18,099

Total	$797,920	$44,882	$(9,432)	$833,370

(1)	Cost is amortized cost for fixed maturities and short-term investments.

In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2013 and 2012, were cash and cash equivalents of $84.8 million and $53.7 million, respectively, other assets and liabilities of $132.9 million and $33.4 million, respectively, and accrued investment income of $6.7 million and $10.2 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.

(b) Maturity Distribution of Fixed Maturities

The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2013, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$88,453	$89,436
More than one year through five years	317,214	330,805
More than five years through ten years	103,231	108,761
More than ten years	17,286	17,139

Total	$526,184	$546,141

(c) Net Realized and Unrealized Investment (Losses) Gains

The components of the net realized and unrealized investment (losses) gains on the funds held – directly managed account for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Net realized investment gains on fixed maturities and short-term investments	$6,021	$8,405	$5,369
Net realized investment gains (losses) on other invested assets	19	—	(42)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(24,176)	6,583	12,314
Change in net unrealized investment (losses) gains on other invested assets	(3,656)	1,379	(6,430)

Net realized and unrealized investment (losses) gains on funds held – directly managed	$(21,792)	$16,367	$11,211

(d) Net Investment Income

The components of net investment income underlying the funds held – directly managed account for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Fixed maturities	$18,804	$27,760	$31,542
Short-term investments, cash and cash equivalents	1,246	1,046	1,906
Other	1,287	1,647	5,402
Investment expenses	(835)	(1,422)	(931)

Net investment income on funds held – directly managed	$20,502	$29,031	$37,919

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

Foreign Currency Option Contracts and Futures Contracts

The Company utilizes foreign currency option contracts to mitigate foreign currency risk. The Company uses exchange traded treasury note futures contracts to manage portfolio duration and equity futures to hedge certain investments.

Credit Default Swaps

The Company purchases protection through credit default swaps to mitigate the risk associated with its underwriting operations, most notably in the credit/surety line, and to manage market exposures.

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer, no issuer was in default at December 31, 2013. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

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

The net fair values and the related net notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

December 31, 2013	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
			Net notional exposure	Fair value
Foreign exchange forward contracts	$1,249	$(8,648)	$1,957,409	$(7,399)
Foreign currency option contracts	—	(535)	87,620	(535)
Futures contracts	41,031	—	3,266,004	41,031
Credit default swaps (protection purchased)	—	(71)	14,000	(71)
Insurance-linked securities (1)	—	(268)	168,724	(268)
Total return swaps	79	(599)	31,740	(520)
Interest rate swaps (2)	2,147	(2,558)	202,859	(411)
TBAs	2	(1,331)	183,835	(1,329)

Total derivatives	$44,508	$(14,010)		$30,498

December 31, 2012	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
			Net notional exposure	Fair value
Foreign exchange forward contracts	$7,889	$(17,395)	$2,170,914	$(9,506)
Foreign currency option contracts	1,410	(186)	133,377	1,224
Futures contracts	1,956	(1,352)	3,981,107	604
Credit default swaps (protection purchased)	6	(807)	55,000	(801)
Credit default swaps (assumed risks)	512	—	17,500	512
Insurance-linked securities (1)	—	(2,173)	135,964	(2,173)
Total return swaps	6,630	(546)	68,730	6,084
Interest rate swaps (2)	—	(7,880)	—	(7,880)
TBAs	115	(163)	155,760	(48)

Total derivatives	$18,518	$(30,502)		$(11,984)

(1)	At December 31, 2013 and 2012, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at December 31, 2013 and 2012 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. At December 31, 2013 and 2012, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	2013	2012	2011
Foreign exchange forward contracts	$(59,019)	$23,474	$98,089
Foreign currency option contracts	(5,164)	3,789	(9,927)

Total included in net foreign exchange gains and losses	$(64,183)	$27,263	$88,162
Futures contracts	$78,841	$(31,757)	$(185,816)
Credit default swaps (protection purchased)	(134)	(907)	(352)
Credit default swaps (assumed risks)	123	2,016	886
Insurance-linked securities	(707)	4,343	(9,584)
Total return swaps	(6,597)	(749)	2,473
Interest rate swaps	7,469	112	(2,200)
TBAs	(8,808)	7,045	15,366

Total included in net realized and unrealized investment gains and losses	$70,187	$(19,897)	$(179,227)
Total derivatives	$6,004	$7,366	$(91,065)

Offsetting of Derivatives

The gross and net fair values of derivatives that are subject to offsetting in the Consolidated Balance Sheets at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

December 31, 2013	Gross amounts recognized (1)	Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount

				Financial instruments	Cash collateral received/pledged
Total derivative assets	$44,508	$—	$44,508	$(2)	$—	$44,506
Total derivative liabilities	$(14,010)	$—	$(14,010)	$2	$4,341	$(9,667)

December 31, 2012
Total derivative assets	$18,518	$—	$18,518	$(115)	$—	$18,403
Total derivative liabilities	$(30,502)	$—	$(30,502)	$115	$—	$(30,387)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

7. Goodwill and Intangible Assets

The Company’s goodwill and intangible assets at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

2013	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets

Balance at January 1	$456,380	$206,920	$7,350	$214,270
Intangible assets amortization	—	(27,180)	—	(27,180)

Balance at December 31	$456,380	$179,740	$7,350	$187,090

2012	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets
Balance at January 1	$455,533	$126,517	$7,350	$133,867
Acquired during the year	847	112,202	—	112,202
Intangible assets amortization	—	(31,799)	—	(31,799)

Balance at December 31	$456,380	$206,920	$7,350	$214,270

On December 31, 2012, the Company acquired 100% of the outstanding common shares of PartnerRe Health for $72 million plus tangible book value, consistent with the Company’s diversified strategy.

Intangible asset amortization during the years ended December 31, 2013, 2012 and 2011 totaled $27.2 million, $31.8 million and $44.8 million, respectively, of which $nil, $nil and $8.4 million, respectively, is recorded within acquisition costs and $27.2 million, $31.8 million and $36.4 million, respectively, is recorded within amortization of intangible assets in the Consolidated Statements of Operations. The amount recorded within acquisition costs in the Consolidated Statements of Operations approximates the amount of Paris Re’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under purchase accounting.

The gross carrying value and accumulated amortization of intangible assets by type at December 31, 2013 and 2012 is as follows (in thousands of U.S. dollars):

	2013		2012
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization

Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$115,958	$191,196	$96,478
Renewal rights	80,863	38,132	80,863	32,700
Customer relationships	63,408	1,637	63,408	—
Fronting arrangements	631	631	631	—

Total definite-lived intangible assets	$336,098	$156,358	$336,098	$129,178
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	n/a	7,350	n/a

Total intangible assets	$343,448	$156,358	$343,448	$129,178

n/a: not applicable

At December 31, 2013 and 2012, the allocation of the goodwill to the Company’s segments and sub-segments was as follows (in thousands of U.S. dollars):

Amount
Non-life segment:
North America	$82,026
Global (Non-U.S.) P&C	149,895
Global Specialty	179,641
Catastrophe	26,014
Life and Health segment	18,804

Total goodwill	$456,380

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Year	Amount
2014	$27,486
2015	26,593
2016	25,919
2017	22,818
2018	21,247

Total	$124,063

8. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts

(a) Unpaid Losses and Loss Expenses

Unpaid losses and loss expenses are categorized into three types of reserves: case reserves, ACRs and IBNR reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company’s gross liability for unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2013	2012
Case reserves	$4,663,164	$4,872,591
ACRs	403,145	354,382
IBNR reserves	5,580,009	5,482,398

Total unpaid losses and loss expenses	$10,646,318	$10,709,371

The reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2013	2012	2011
Gross liability at beginning of year	$10,709,371	$11,273,091	$10,666,604
Reinsurance recoverable at beginning of year	291,330	353,105	348,747

Net liability at beginning of year	10,418,041	10,919,986	10,317,857
Net incurred losses related to:
Current year	3,118,755	2,785,694	4,252,766
Prior years	(721,499)	(628,065)	(530,457)

	2,397,256	2,157,629	3,722,309
Change in Paris Re Reserve Agreement	(49,544)	(86,163)	(61,383)
Net paid losses related to:
Current year	242,053	237,783	930,407
Prior years	2,159,506	2,467,279	2,060,152

	2,401,559	2,705,062	2,990,559
Effects of foreign exchange rate changes	14,740	131,651	(68,238)

Net liability at end of year	10,378,934	10,418,041	10,919,986
Reinsurance recoverable at end of year	267,384	291,330	353,105

Gross liability at end of year	$10,646,318	$10,709,371	$11,273,091

The reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2013	2012	2011
Net incurred losses related to:
Non-life	$2,397,256	$2,157,629	$3,722,309
Life and Health	760,552	646,981	650,261

Losses and loss expenses and life policy benefits	$3,157,808	$2,804,610	$4,372,570

The net favorable prior year loss development for each of the Company’s Non-life sub-segments for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2013	2012	2011
Net favorable prior year loss development:
Non-life sub-segment
North America	$222,839	$218,483	$189,180
Global (Non-U.S.) P&C	180,052	114,279	115,995
Global Specialty	227,383	250,523	128,975
Catastrophe	91,225	44,780	96,307

Total net favorable prior year loss development	$721,499	$628,065	$530,457

Within the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2013, 2012 and 2011. The net favorable loss development for prior accident years in 2013, 2012 and 2011 was driven by most lines of business, with the casualty line being the most pronounced. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2013, 2012 and 2011. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, with the property line being the most pronounced, and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years in 2012 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in 2011 was driven by all lines of business, most notably by the motor line. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Global Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2013, 2012 and 2011. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, predominantly the aviation/space, marine and specialty property lines. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines, while the engineering line experienced adverse loss development for prior accident years of $6 million. The net favorable loss development for prior accident years in 2011 was driven by most lines of business, except for the energy and engineering lines, which experienced combined adverse loss development for prior accident years of $13 million. The net favorable loss development in each year was primarily due to favorable loss emergence.

For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2013, 2012 and 2011. The net favorable loss development in each year was primarily due to favorable loss emergence.

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

Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within the Funds held – directly managed account and Other reinsurance balances payable in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. Accordingly, the reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses for the years ended December 31, 2013, 2012 and 2011 includes the change in the Reserve Agreement. At December 31, 2013 and 2012, the Company’s net liability for unpaid losses and loss expenses includes $727 million and $857 million, respectively, of guaranteed reserves, with the decrease from December 31, 2012 to December 31, 2013 being primarily related to the run-off of the underlying loss reserves.

(c) Claims Related to Catastrophic Events

A significant amount of judgment was used to estimate the range of potential losses related to the 2010 and the February and June 2011 New Zealand Earthquakes (collectively, the New Zealand Earthquakes) and the Japan Earthquake, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses related to these events and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2013.

The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is additional complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.

(d) Asbestos and Environmental Claims

The Company’s net reserves for unpaid losses and loss expenses at December 31, 2013 and 2012 included $193 million and $199 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2013 and 2012 was $203 million and $205 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $123 million and $125 million, respectively, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $80 million in gross reserves at December 31, 2013 and 2012, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.

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

(e) Policy Benefits for Life and Annuity Contracts

The Life and Health segment reported net favorable loss development for prior accident years of $39 million, $14 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The net favorable prior year loss development of $39 million in 2013 was primarily related to the guaranteed minimum death benefit (GMDB) business and, to a lesser extent, certain short-term treaties in the mortality line of business. The net favorable development was primarily due to favorable claims experience, data updates received from cedants and improvements in the capital markets related to the GMDB business.

The net favorable prior year loss development of $14 million in 2012 was primarily related to the GMDB business, mainly driven by improvements in the capital markets, and certain short-term treaties in the mortality line of business.

The modest net favorable prior year loss development of $1 million in 2011 was the net result of favorable prior year loss development on certain mortality treaties and the GMDB business, which were almost entirely offset by adverse prior year loss development related to disability riders on certain short-term non-proportional treaties in the mortality line following the receipt of updated information from cedants.

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 0.1% to 6.8% and 0.2% to 6.6% at December 31, 2013 and 2012, respectively.

9. Reinsurance

(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $15 million and $13 million at December 31, 2013 and 2012, respectively.

(b) Ceded Reinsurance

Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits

2013
Assumed	$5,569,706	$5,373,866	$3,207,860
Ceded	173,180	175,656	50,052

Net	$5,396,526	$5,198,210	$3,157,808

2012
Assumed	$4,718,235	$4,640,949	$2,838,117
Ceded	145,375	155,010	33,507

Net	$4,572,860	$4,485,939	$2,804,610

2011
Assumed	$4,633,054	$4,789,293	$4,456,094
Ceded	146,725	141,539	83,524

Net	$4,486,329	$4,647,754	$4,372,570

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

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.

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

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

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

On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2013 and 2012, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.

For each of the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.

11. Shareholders’ Equity

Authorized Shares

At December 31, 2013 and 2012, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

	2013	2012
Designated common shares	130.0	130.0
Designated 6.75% Series C cumulative redeemable preferred shares	—	11.6
Designated 6.5% Series D cumulative redeemable preferred shares	9.2	9.2
Designated 7.25% Series E cumulative redeemable preferred shares	15.0	15.0
Designated 5.875% Series F non-cumulative redeemable preferred shares	10.0	—
Designated and redeemed preference shares	25.6	14.0
Undesignated	10.2	20.2

	200.0	200.0

Common Shares

Share repurchases

During 2013, the Company repurchased, under its authorized share repurchase program, 7.7 million of its common shares at a total cost of $695.3 million, representing an average cost of $90.73 per share. At December 31, 2013, the Company had approximately 5.0 million common shares remaining under its current share repurchase authorization and approximately 34.2 million common shares were held in treasury and are available for reissuance.

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

Redeemable Preferred Shares

During the years ended December 31, 2013, 2012 and 2011, the Company had outstanding Series C, Series D and Series E cumulative redeemable preferred shares (Series C preferred shares, Series D preferred shares, Series E preferred shares) and during the year ended December 31, 2013 issued Series F non-cumulative redeemable preferred shares (Series F preferred shares) as follows (in millions of U.S. dollars or shares, except percentage amounts):

	Series C	Series D	Series E	Series F
Date of issuance	May 2003	November 2004	June 2011	February 2013
Number of preferred shares issued	11.6	9.2	15.0	10.0
Annual dividend rate	6.75%	6.5%	7.25%	5.875%
Total consideration	$280.9	$222.3	$361.7	$242.3
Underwriting discounts and commissions	$9.1	$7.7	$12.1	$7.7
Aggregate liquidation value	$290.0	$230.0	$373.8	$250.0
Date of redemption	March 2013	n/a	n/a	n/a

n/a: not applicable

On February 14, 2013, the Company issued the Series F preferred shares. The net proceeds received on issuance of the Series F preferred shares were used, together with available cash, to redeem the Series C preferred shares.

On March 18, 2013, the Company redeemed the Series C preferred shares for the aggregate liquidation value of $290 million plus accrued and unpaid dividends. In connection with the redemption, the Company recognized a loss of $9.1 million related to the original issuance costs of the Series C preferred shares and calculated as a difference between the redemption price and the consideration received after underwriting discounts and commissions. The loss was recognized in determining the net income attributable to PartnerRe Ltd. common shareholders.

The Company may redeem each of the Series D, E and F preferred shares at $25.00 per share plus accrued and unpaid dividends without interest as follows: (i) the Series D preferred shares can be redeemed at the Company’s option at any time or in part from time to time; (ii) the Series E preferred shares can be redeemed at the Company’s option on or after June 1, 2016 or at any time upon certain changes in tax law and (iii) the Series F preferred shares can be redeemed at the Company’s option at any time or in part from time to time on or after March 1, 2018. The Company may also redeem the Series F preferred shares at any time upon the occurrence of a certain “capital disqualification event” or certain changes in tax law. Dividends on the Series F preferred shares are non-cumulative and are payable quarterly.

Dividends on each of the Series D and E preferred shares are cumulative from the date of issuance and are payable quarterly in arrears. Dividends on Series F preferred shares are non-cumulative and are payable quarterly.

In the event of liquidation of the Company, each of the Series D, E and F preferred shares rank on parity with each of the other series of preferred shares and would rank senior to the common shares. The holders of the Series D and E preferred shares would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus accrued but unpaid dividends, if any. The holders of the Series F would receive a distribution of $25.00 per share, or the aggregate liquidation value, plus declared and unpaid dividends, if any.

12. Net Income (Loss) per Share

The reconciliation of basic and diluted net income (loss) per share and dividends declared per common share for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands of U.S. dollars, except share and per share data):

	2013	2012	2011
Numerator:
Net income (loss) attributable to PartnerRe Ltd.	$664,008	$1,134,514	$(520,291)
Less: preferred dividends	57,861	61,622	47,020
Less: loss on redemption of preferred shares	9,135	—	—

Net income (loss) attributable to PartnerRe Ltd. common shareholders	$597,012	$1,072,892	$(567,311)
Denominator:
Weighted number of common shares outstanding—basic	55,378,980	62,915,992	67,558,732
Share options and other (1)	1,069,125	699,756	—

Weighted average number of common shares and common share equivalents outstanding—diluted	56,448,105	63,615,748	67,558,732
Basic net income (loss) per share	$10.78	$17.05	$(8.40)
Diluted net income (loss) per share (1)	$10.58	$16.87	$(8.40)
Dividends declared per common share	$2.56	$2.48	$2.35

(1)	At December 31, 2013, 2012 and 2011, share based awards to purchase 14.8 thousand, 554.7 thousand and 2,854.4 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares. In addition, dilutive securities, in the form of share options and other, of 687.3 thousand shares were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the year ended December 31, 2011.

13. Noncontrolling Interests

In March 2013, the Company formed with other third party investors, Lorenz Re, a Bermuda domiciled special purpose insurer to provide additional capacity to the Company for a diversified portfolio of catastrophe reinsurance treaties over a multi-year period on a fully collateralized reinsurance basis. The original business was written by the Company and was ceded to Lorenz Re effective April 1, 2013.

During the year ended December 31, 2013, the Company and third party investors contributed approximately $28 million and $47 million, respectively, of Lorenz Re’s non-voting redeemable preferred share capital, which is redeemable at the option of the Company. Lorenz Re’s preferred shares are expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.

At December 31, 2013, the total assets of Lorenz Re were $99.6 million, primarily consisting of cash and investments, and the total liabilities were $11.1 million, primarily consisting of unearned premiums and unpaid losses and loss expenses. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the year ended December 31, 2013 is as follows (in thousands of U.S. dollars):

2013
Balance at January 1	$—
Net income attributable to noncontrolling interests	9,434
Sale of shares to noncontrolling interests	47,193

Balance at December 31	$56,627

14. Dividend Restrictions and Statutory Requirements

The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2013, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions described below.

The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. At December 31, 2013, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.

PartnerRe Bermuda may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Target Capital Level, which is equivalent to 120% of the Enhanced Capital Requirement (ECR). The ECR is calculated with reference to the Bermuda Solvency Capital Requirement model, which is a risk-based capital model. At December 31, 2013, the maximum dividend that PartnerRe Bermuda could pay without prior regulatory approval was approximately $1,009 million.

PartnerRe Europe may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin (RSM). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to “profits available for distribution”, which consist of accumulated realized profits less accumulated realized losses. At December 31, 2013, the maximum dividend that PartnerRe Europe could pay without prior regulatory approval was approximately $565 million.

PartnerRe U.S. may declare dividends subject to it continuing to meet its minimum solvency and capital requirements and is generally limited to paying dividends from earned surplus. The maximum dividend that can be declared and paid without prior approval is limited, together with all dividends declared and paid during the preceeding twelve months, to the lesser of net investment income for the previous twelve months or 10% of its total statutory capital and surplus. At December 31, 2013, the maximum dividend that PartnerRe U.S. could pay without prior regulatory approval was $nil as a result of dividends having already been declared and paid during 2013.

The statutory financial statements and returns of the Company’s reinsurance subsidiaries at, and for the year ended, December 31, 2013 are due to be submitted to the relevant regulatory authorities later in 2014, with different filing dates in each jurisdiction. In certain jurisdictions, the statutory financial statements and returns are subject to the review and final approval of the relevant regulatory authorities.

The statutory net income (loss) of the Company’s reinsurance subsidiaries for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions of U.S. dollars):

	2013	2012	2011
PartnerRe Bermuda	$616	$659	$(524)
PartnerRe Europe	8	323	2
PartnerRe U.S.	123	181	98

The required and actual statutory capital and surplus of the Company’s reinsurance subsidiaries at December 31, 2013 and 2012 was as follows (in millions of U.S. dollars):

	PartnerRe Bermuda		PartnerRe Europe		PartnerRe U.S.
	2013	2012	2013	2012	2013	2012
Required statutory capital and surplus	$2,283	$2,402	$947	$911	$852	$699
Actual statutory capital and surplus	3,292	3,771	1,512	1,589	1,332	1,260
At December 31, 2013 and 2012, the Company has Swiss and French branches of PartnerRe Europe that are regulated by the Central Bank of Ireland, as prescribed by the EU Reinsurance Directive.

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

Of the Company’s total net assets of $6.7 billion at December 31, 2013, the total amount of restricted net assets for the Company’s consolidated subsidiaries was $4.9 billion and primarily related to the statutory dividend restrictions described above.

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

Income tax returns are open for examination for the tax years 2008-2013 in Canada and Switzerland, 2009-2013 in Ireland, 2010-2013 in the United States, 2011-2013 in France and 2012-2013 in Singapore. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. While management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years, the completion of tax examinations for open years may result in changes to the amounts recognized in the Consolidated Financial Statements.

Income tax expense for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2013	2012	2011
Current income tax expense
U.S.	$55,993	$29,196	$82,065
Non U.S.	73,599	115,669	72,268

Total current income tax expense	$129,592	$144,865	$154,333

Deferred income tax (benefit) expense
U.S.	$(13,693)	$48,740	$(36,780)
Non U.S.	(70,886)	6,717	(8,112)

Total deferred income tax (benefit) expense	$(84,579)	$55,457	$(44,892)

Unrecognized tax expense (benefit)
U.S.	$(335)	$(623)	$81
Non U.S.	3,738	4,585	(40,550)

Total unrecognized tax expense (benefit)	$3,403	$3,962	$(40,469)

Total income tax expense
U.S.	$41,965	$77,313	$45,366
Non U.S.	6,451	126,971	23,606

Total income tax expense	$48,416	$204,284	$68,972

Income (loss) before taxes attributable to the Company’s domestic and foreign operations and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda (the Company’s domicile) law to income (loss) before taxes was as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands of U.S. dollars):

	2013	2012	2011
Domestic (Bermuda)	$611,900	$661,648	$(634,310)
Foreign	109,958	677,150	182,991

Income (loss) before taxes	$721,858	$1,338,798	$(451,319)

Reconciliation of effective tax rate (% of income (loss) before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	5.1	14.6	(7.2)
Impact of foreign exchange (losses) gains	(1.1)	(0.4)	0.4
Unrecognized tax benefit	0.5	0.3	9.0
Tax-exempt income and expenses not deductible	(0.9)	(0.3)	(11.6)
Impact of enacted changes in tax laws	1.8	0.7	—
Foreign branch tax	(1.4)	(0.7)	(5.7)
Valuation allowance	1.3	1.2	(1.9)
Other	1.4	(0.1)	1.7

Actual tax rate	6.7%	15.3%	(15.3)%

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2013	2012
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$78,999	$50,341
Foreign tax credit carryforwards	42,620	37,569
Tax loss carryforwards	23,940	47,373
Unearned premiums	23,022	17,856
Other deferred tax assets	33,648	36,424

	202,229	189,563
Valuation allowance	(46,111)	(47,412)

Deferred tax assets	156,118	142,151

Deferred tax liabilities
Deferred acquisition costs	52,165	46,311
Goodwill and other intangibles	102,619	106,445
Equalization reserves	128,132	122,930
Unrealized appreciation and timing differences on investments	72,769	141,856
Other deferred tax liabilities	23,866	24,968

Deferred tax liabilities	379,551	442,510

Net deferred tax liabilities	$(223,433)	$(300,359)

The components of net tax assets and liabilities at December 31, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2013	2012
Net tax assets	$14,133	$25,098
Net tax liabilities	(284,442)	(387,647)

Net tax liabilities	$(270,309)	$(362,549)

	2013	2012
Net current tax liabilities	$(26,308)	$(45,606)
Net deferred tax liabilities	(223,433)	(300,359)
Net unrecognized tax benefit	(20,568)	(16,584)

Net tax liabilities	$(270,309)	$(362,549)

Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax assets will be realized. The valuation allowance recorded at December 31, 2013 related to a foreign tax credit carryforward of $24.7 million in Ireland and to a tax loss carryforward of $21.4 million in Singapore. The valuation allowance recorded at December 31, 2012 related to a tax loss carryforward of $34.2 million in Singapore and to a foreign tax credit carryforward of $13.2 million in Ireland.

At December 31, 2013, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $14.4 million in Ireland, which can be carried forward for an unlimited period of time, and $3.6 million in the United States, which can be carried forward for 10 years. At December 31, 2012, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $14.6 million in Ireland, which can be carried forward for an unlimited period of time, and $9.7 million in the United States, which can be carried forward for 10 years, and tax loss carryforwards of $9.9 million in Canada, which can be carried forward for 20 years.

The total amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	January 1, 2013	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2013

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$15,784	$(5,038)	$10,164	$(2,102)	$545	$19,353
Interest and penalties recognized on the above	800	507	51	(179)	36	1,215

Total unrecognized tax benefits, including interest and penalties	$16,584	$(4,531)	$10,215	$(2,281)	$581	$20,568

	January 1, 2012	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2012

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$11,879	$1,571	$3,080	$(1,057)	$311	$15,784
Interest and penalties recognized on the above	411	504	8	(144)	21	800

Total unrecognized tax benefits, including interest and penalties	$12,290	$2,075	$3,088	$(1,201)	$332	$16,584

	January 1, 2011	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2011

Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$51,529	$3,194	$3,788	$(47,886)	$1,254	$11,879
Interest and penalties recognized on the above	—	435	—	—	(24)	411

Total unrecognized tax benefits, including interest and penalties	$51,529	$3,629	$3,788	$(47,886)	$1,230	$12,290

For the years ended December 31, 2013, 2012 and 2011, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.

At December 31, 2013, the total amount of unrecognized tax benefits for which it is reasonably possible to change within twelve months was $7.3 million, which primarily relates to the expected expiration of the statute of limitations related to certain tax positions.

16. Share-Based Awards

Employee Equity Plan

The Company’s Employee Equity Plan (EEP), which was approved by the Company’s shareholders, permits the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP is administered by the Compensation and Management Development Committee of the Board (the Committee). From 2013, the Company also grants PSUs to employees of the Company.

The EEP permits the grant of up to 8.3 million shares, of which a total of 3.4 million shares can be issued as either RS, RSUs or PSUs and 4.9 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. RSU and PSU awards granted under the EEP generally cliff vest after three years of continuous service. Share options and SSARs vest ratably over three years of continuous service and have a ten year contractual term. Participants in the EEP are eligible to receive dividend equivalents, which the Company records as an expense, on RSUs and PSUs that are unvested. At December 31, 2013, 4.4 million shares, of which a total of 1.6 million shares can be issued as either RS, RSUs or PSUs and 2.8 million shares can be issued as share options or SSARs, remained available for issuance under this plan.

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

Prior to 2013, options and RSUs were awarded under the Directors Share Plan while in 2013, only RSUs were awarded. Prior to May 2012, options generally vested at the time of grant, were expensed immediately and had a ten year contractual term. From May 2012, options generally vest and are expensed ratably over three years and have a ten year contractual term. Prior to May 2010, RSUs generally vested at the time of grant with a delivery date restriction of one year and were expensed immediately. From May 2010, RSUs have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Prior to the RSU grant, directors have the ability to elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery.

At December 31, 2013, 0.4 million shares, of which a total of 0.1 million shares can be issued as either RS or RSUs and 0.3 million shares can be issued as share options or SSARs, remained available for issuance under this plan.

Employee Share Purchase Plan

The PartnerRe Ltd. Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP. At December 31, 2013, 0.2 million shares remained available for issuance under this plan.

Swiss Share Purchase Plan

The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. Swiss employees, who work at least 20 hours per week, are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.4 million common shares may be issued under the SSPP. At December 31, 2013, 0.2 million shares remained available for issuance under this plan.

Share-Based Compensation

Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options and SSARs or the conversion of RSUs into shares.

For the years ended December 31, 2013, 2012 and 2011, the Company’s share-based compensation expense was $29.8 million, $26.8 million and $24.2 million, respectively, with a tax benefit of $3.3 million, $3.6 million and $2.4 million, respectively. Included within these tax benefits are amounts related to the exercise of share options and the conversion of RSUs and SSARs into shares by employees of the Company’s U.S. subsidiaries of $7.0 million, $1.6 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share Options

The activity related to share options granted and exercised for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Options granted	—	120,210	123,162
Weighted average grant date fair value of options granted	$—	$7.90	$7.43

Options exercised	819,764	518,548	194,201
Total intrinsic value of options exercised (in millions of U.S. dollars)	$24.8	$8.8	$4.6
Proceeds from option exercises (in millions of U.S. dollars)	$49.6	$29.3	$10.6

The activity related to the Company’s share options for the year ended December 31, 2013 was as follows:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2013	1,457,853	65.66
Granted	—	—
Exercised	(819,764)	61.97
Forfeited or expired	(1,810)	108.20

Outstanding at December 31, 2013	636,279	70.28
Options exercisable at December 31, 2013	569,301	70.23
Options vested and expected to vest at December 31, 2013	633,748	70.28

The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2013, was 5.1 years and $22.4 million, respectively.

The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life	—	6 years	6 years
Expected volatility	—	17.7%	14.9%
Risk-free interest rate	—	1.0%	2.0%
Dividend yield	—	2.7%	2.7%

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

Restricted Share Units and Performance Share Units

During the years ended December 31, 2013, 2012 and 2011, the Company issued 329,174 RSUs and PSUs, 294,184 RSUs and 314,182 RSUs with a weighted average grant date fair value of $89.44, $65.33 and $81.20, respectively. The Company values RSUs and PSUs issued under all plans at the fair value of its common shares at the date of grant, as defined by the plan document.

The activity related to the Company’s RSUs and PSUs for the year ended December 31, 2013 was as follows:

RSUs and PSUs
Outstanding at January 1, 2013	869,495
Granted	329,174
Released	(290,277)
Forfeited	(53,494)

Outstanding at December 31, 2013	854,898

The RSUs that vested during the years ended December 31, 2013, 2012 and 2011 had a fair value of $22.8 million, $5.5 million and $18.3 million, respectively.

The total unrecognized share-based compensation expense related to unvested RSUs and PSUs was approximately $27.3 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 2.0 years.

Share-Settled Share Appreciation Rights (SSARs)

During the years ended December 31, 2013, 2012 and 2011, the Company issued 125,561 SSARs, 356,900 SSARs, and 210,582 SSARs with a weighted average grant date fair value of $11.25, $7.34 and $10.32, respectively.

The activity related to the Company’s SSARs for the year ended December 31, 2013 was as follows:

SSARs
Outstanding at January 1, 2013	1,820,594
Granted	125,561
Exercised	(314,390)
Forfeited or expired	(9,950)

Outstanding at December 31, 2013	1,621,815
Exercisable at December 31, 2013	1,202,541

The total unrecognized share-based compensation expense related to unvested SSARs was approximately $2.0 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 1.6 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life	6 years	6 years	6 years
Expected volatility	18.3%	17.6%	15.6%
Risk-free interest rate	1.0%	1.1%	2.7%
Dividend yield	2.3%	2.8%	2.8%

In determining the weighted average assumptions used, the Company used the same methodology as described for share options above.

Warrants

In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2013, 8,853 warrants are outstanding and fully vested with a weighted average remaining contractual life of 3.0 years and a weighted average exercise price of $32.34. During the year ended December 31, 2013, 2,390 warrants were exercised with a weighted average exercise price of $32.90.

17. Retirement Benefit Arrangements

For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2013 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).

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

The Company incurred expenses for these defined contribution arrangements of $14.5 million, $15.7 million and $16.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Active Defined Benefit Plan

The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2013 and 2012, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2013	2012
Funded status
Unfunded pension obligation at beginning of year	$32,262	$25,162

Change in pension obligation
Service cost	6,934	6,474
Interest cost	2,314	2,976
Plan participants’ contributions	1,938	1,998
Actuarial (gain) loss	(8,408)	7,046
Plan amendments	—	(707)
Benefits paid	(216)	(8,582)
Foreign currency adjustments	2,901	4,349
Settlements	(13,783)	—

Change in pension obligation	(8,320)	13,554

Change in fair value of plan assets
Actual return on plan assets	3,119	3,782
Employer contributions	5,922	5,941
Plan participants’ contributions	1,938	1,998
Benefits paid	(216)	(8,582)
Foreign currency adjustments	2,348	3,315
Settlements	(13,783)	—

Change in fair value of plan assets	(672)	6,454

Funded status
Unfunded pension obligation at end of year	$24,614	$32,262
Additional information:
Projected benefit obligation at end of year	$126,390	$134,710
Accumulated pension obligation at end of year	123,524	129,492
Fair value of plan assets at end of year	101,776	102,448

At December 31, 2013 and 2012, the funded status was included in Accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in Accumulated other comprehensive (loss) income at December 31, 2013 and 2012 were $12.9 million (net of $3.4 million of taxes) and $22.8 million (net of $6.1 million of taxes), respectively.

The net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were $10.7 million, $8.3 million and $10.0 million, respectively.

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

The fair value of the Zurich Plan’s assets at December 31, 2013 and 2012 were insured funds and cash (Level 2) of $101.8 million and $102.4 million, respectively. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the Zurich Plan’s pension obligation and net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost

Discount rate	2.25%	1.75%	1.75%	2.5%	2.5%	2.75%
Expected return on plan assets	—	1.75	—	2.5	—	3.0
Rate of compensation increase	2.5	2.5	2.5	3.5	3.5	3.5

At December 31, 2013, estimated employer contributions to be paid in 2014 related to the Zurich Plan were $5.8 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Year	Amount
2014	$4,417
2015	4,807
2016	5,046
2017	4,925
2018	4,722
2019 to 2023	28,714

The Company does not believe that any of the Zurich Plan’s assets will be returned to the Company during 2014.

18. Commitments and Contingencies

(a) Concentration of Credit Risk

Fixed maturities

The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. government and other highly rated non-U.S. sovereign governments’ securities. At December 31, 2013 and 2012, other than the U.S. government, the Company’s fixed maturity investment portfolio did not contain exposure to any non-U.S. sovereign government or any other issuer that accounted for more than 10% of the Company’s shareholders’ equity attributable to PartnerRe. The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

Derivatives

The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. Derivative instruments may be used to replicate investment positions and for the purpose of managing overall currency risk, market exposures and portfolio duration, for hedging certain investments, or for enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivative contracts. However, the Company diversifies the counterparties to its derivative contracts to reduce credit risk, and because the counterparties to these contracts are high credit quality international banks, the Company does not anticipate non-performance. These contracts are generally of short duration and settle on a net basis. The difference between the contract amounts and the related market value represents the Company’s maximum credit exposure.

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At December 31, 2013 and 2012, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $2.8 million and $3.0 million, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At December 31, 2013, the Company’s notes receivable of $24.5 million were all performing and were collateralized by residential property and commercial property of $19.8 million and $4.7 million, respectively. At December 31, 2012, the Company’s notes receivable of $46.7 million were all performing and were collateralized by residential property and commercial property of $31.3 million and $15.4 million, respectively.

The Company purchased $29.4 million and $37.8 million of financing receivables during the years ended December 31, 2013 and 2012, respectively. There were no significant sales of financing receivables during the years ended December 31, 2013 and 2012, however, the outstanding balances were reduced by settlements of the underlying debt.

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

The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. At December 31, 2013 and 2012, the Company has recorded a provision for uncollectible premiums receivable of $8 million and $9 million, respectively. See also Note 9 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.

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

(b) Lease Arrangements

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases at December 31, 2013 (in thousands of U.S. dollars):

Year	Amount
2014	$30,075
2015	29,109
2016	26,313
2017	21,391
2018	6,614
2019	397

Total future minimum rental payments	$113,899

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $33.0 million, $36.3 million, and $37.0 million, respectively, excluding any restructuring charges related to real estate.

(c) Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance provisions.

(d) Restructuring Charges

In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate costs. Employees affected by the termination plans have varying leaving dates, largely through to mid-2014.

During the year ended December 31, 2013, the Company recorded a pre-tax charge of $58 million related to the expected costs of the restructuring, which was primarily related to the termination plans and certain real estate costs, within other operating expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

In connection with the restructuring, and included within the total expected costs of between $60 million and $70 million announced by the Company in April 2013, the Company expects to incur further real estate costs totaling between $5 million and $10 million in the first half of 2014.

(e) Other Agreements

The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $15 million through 2018.

The Company has entered into strategic investments with unfunded capital commitments. In the next five years, the Company expects to fund capital commitments totaling $162 million with $67 million, $52 million, $31 million, $12 million and $nil to be paid during 2014, 2015, 2016, 2017 and 2018, respectively.

The Company has committed to a $100 million participation in a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2013, the letter of credit facility has not been drawn down and it can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless cancelled by the bank, the credit facility automatically extends for one year, each year until maturity.

(f) Legal Proceedings

Litigation

The Company’s reinsurance subsidiaries, and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of their business operations. In addition to claims litigation, the Company and its subsidiaries may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties. This category of business litigation typically involves, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. While the outcome of business litigation cannot be predicted with certainty, the Company will dispute all allegations against the Company and/or its subsidiaries that Management believes are without merit.

At December 31, 2013, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

19. Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. At December 31, 2013, the total amount of such credit facilities available to the Company was approximately $850 million, with each of the significant facilities described below. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $137 million and $410 million, respectively, at December 31, 2013, in respect of reported loss and unearned premium reserves.

On November 14, 2011, the Company entered into an agreement to renew and modify an existing credit facility. Under the terms of the agreement, this credit facility was increased from a $250 million to a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2014.

In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2013 is a $250 million secured credit facility, which matures on December 4, 2016, and a $200 million secured credit facility, which matures on December 31, 2014. At December 31, 2013, no conditions of default existed under these facilities.

20. Agreements with Related Parties

The Company was party to agreements with Atradius N.V. (a company in which a board member was a supervisory director until May 2012) and ING Group N.V. (a company in which a board member is a supervisory director since May 2012). All agreements entered into with Atradius N.V. and ING Group N.V. were completed on an arm’s-length basis.

Agreements with Atradius N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the years ended December 31, 2012 and 2011 was as follows (in thousands of U.S. dollars):

	2012	2011
Net premiums written	$80,292	$75,991
Net premiums earned	75,714	77,230
Losses and loss expenses and life policy benefits	35,197	32,595
Acquisition costs	28,475	33,906

Included in the Consolidated Balance Sheets were the following balances related to Atradius N.V. at December 31, 2012 (in thousands of U.S. dollars):

2012
Reinsurance balances receivable	$11,974
Unpaid losses and loss expenses	82,711
Unearned premiums	40,312
Other net assets	12,135

Agreements with ING Group N.V.

In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with ING Group N.V. The activity included in the Consolidated Statements of Operations related to ING Group N.V. for the years ended December 31, 2013 and 2012 includes net premiums earned of $2.6 million and $3.4 million, respectively, and losses and loss expenses and life policy benefits of $1.3 million and $0.8 million, respectively. Included in the Consolidated Balance Sheets at December 31, 2013 and 2012 were unpaid losses and loss expenses of $12.9 million and $12.7 million, respectively.

Other Agreements

In the normal course of its investment operations, the Company bought or held securities of companies in which board members of the Company are also directors or non-executive directors. All transactions entered into as part of the investment portfolio were completed on market terms.

21. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global Specialty and Catastrophe. Effective January 1, 2013, the Life segment is referred to as Life and Health to reflect and include PartnerRe Health’s results following its acquisition on December 31, 2012 and the Global (Non-U.S.) Specialty sub-segment is referred to as Global Specialty. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management.

The North America sub-segment includes agriculture, casualty, credit/surety, motor, multiline, property and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life and Health segment includes mortality, longevity and accident and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

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

The following tables provide a summary of the segment results for the years ended December 31, 2013, 2012 and 2011 (in millions of U.S. dollars, except ratios):

Segment Information

For the year ended December 31, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,601	$818	$1,676	$495	$4,590	$972	$8	$5,570
Net premiums written	$1,587	$811	$1,579	$450	$4,427	$964	$6	$5,397
(Increase) decrease in unearned premiums	(54)	(68)	(73)	3	(192)	(7)	—	(199)

Net premiums earned	$1,533	$743	$1,506	$453	$4,235	$957	$6	$5,198
Losses and loss expenses and life policy benefits	(975)	(373)	(920)	(132)	(2,400)	(760)	2	(3,158)
Acquisition costs	(351)	(196)	(362)	(44)	(953)	(125)	—	(1,078)

Technical result	$207	$174	$224	$277	$882	$72	$8	$962
Other income					3	11	3	17
Other operating expenses					(259)	(71)	(170)	(500)

Underwriting result					$626	$12	n/a	$479
Net investment income						61	423	484

Allocated underwriting result (1)						$73	n/a	n/a
Net realized and unrealized investment losses							(161)	(161)
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange losses							(18)	(18)
Income tax expense							(49)	(49)
Interest in earnings of equity investments							14	14

Net income							n/a	$673

Loss ratio (2)	63.6%	50.2%	61.1%	29.0%	56.7%
Acquisition ratio (3)	22.9	26.4	24.0	9.7	22.5

Technical ratio (4)	86.5%	76.6%	85.1%	38.7%	79.2%
Other operating expense ratio (5)					6.1

Combined ratio (6)					85.3%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the year ended December 31, 2012

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,221	$684	$1,505	$500	$3,910	$802	$6	$4,718
Net premiums written	$1,219	$681	$1,415	$453	$3,768	$799	$6	$4,573
(Increase) decrease in unearned premiums	(43)	(3)	(42)	4	(84)	(4)	1	(87)

Net premiums earned	$1,176	$678	$1,373	$457	$3,684	$795	$7	$4,486
Losses and loss expenses and life policy benefits	(816)	(415)	(821)	(103)	(2,155)	(647)	(3)	(2,805)
Acquisition costs	(291)	(167)	(321)	(42)	(821)	(116)	—	(937)

Technical result	$69	$96	$231	$312	$708	$32	$4	$744
Other income					5	4	3	12
Other operating expenses					(257)	(52)	(102)	(411)

Underwriting result					$456	$(16)	n/a	$345
Net investment income						64	507	571

Allocated underwriting result						$48	n/a	n/a
Net realized and unrealized investment gains							494	494
Interest expense							(49)	(49)
Amortization of intangible assets							(32)	(32)
Net foreign exchange losses							—	—
Income tax expense							(204)	(204)
Interest in earnings of equity investments							10	10

Net income							n/a	$1,135

Loss ratio	69.4%	61.3%	59.8%	22.4%	58.5%
Acquisition ratio	24.7	24.6	23.4	9.3	22.3

Technical ratio	94.1%	85.9%	83.2%	31.7%	80.8%
Other operating expense ratio					7.0

Combined ratio					87.8%

Segment Information

For the year ended December 31, 2011

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,104	$682	$1,446	$599	$3,831	$790	$12	$4,633
Net premiums written	$1,104	$678	$1,344	$562	$3,688	$786	$12	$4,486
Decrease in unearned premiums	31	81	32	12	156	6	—	162

Net premiums earned	$1,135	$759	$1,376	$574	$3,844	$792	$12	$4,648
Losses and loss expenses and life policy benefits	(741)	(567)	(950)	(1,459)	(3,717)	(650)	(6)	(4,373)
Acquisition costs	(276)	(191)	(328)	(26)	(821)	(117)	—	(938)

Technical result	$118	$1	$98	$(911)	$(694)	$25	$6	$(663)
Other income					4	1	3	8
Other operating expenses					(283)	(53)	(99)	(435)

Underwriting result					$(973)	$(27)	n/a	$(1,090)
Net investment income						66	563	629

Allocated underwriting result						$39	n/a	n/a
Net realized and unrealized investment gains							67	67
Interest expense							(49)	(49)
Amortization of intangible assets							(36)	(36)
Net foreign exchange gains							34	34
Income tax expense							(69)	(69)
Interest in losses of equity investments							(6)	(6)

Net loss							n/a	$(520)

Loss ratio	65.3%	74.7%	69.1%	254.2%	96.7%
Acquisition ratio	24.3	25.1	23.8	4.5	21.3

Technical ratio	89.6%	99.8%	92.9%	258.7%	118.0%
Other operating expense ratio					7.4

Combined ratio					125.4%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Non-life
Property and casualty
Casualty	12%	13%	11%
Motor	7	5	5
Multiline and other	4	3	2
Property	12	14	15
Specialty
Agriculture	11	7	7
Aviation/Space	4	5	5
Catastrophe	8	10	13
Credit/Surety	6	7	7
Energy	2	2	2
Engineering	4	4	4
Marine	6	7	6
Specialty casualty	3	2	2
Specialty property	3	4	3
Life and Health	18	17	18

Total	100%	100%	100%

The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Asia, Australia and New Zealand	11%	11%	12%
Europe	40	41	41
Latin America, Caribbean and Africa	10	11	11
North America	39	37	36

Total	100%	100%	100%

The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 5% of total gross premiums written during the years ended December 31, 2013, 2012 and 2011.

The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2013, 2012 and 2011. The brokers accounted for 22%, 24%, and 26% and 21%, 22%, and 21% of gross premiums written for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Non-life
North America	60%	70%	64%
Global (Non-U.S.) P&C	29	28	29
Global Specialty	41	42	43
Catastrophe	74	74	81
Life and Health	12	13	16

22. Unaudited Quarterly Financial Information

	2013				2012
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$1,186	$1,265	$1,309	$1,636	$920	$1,043	$1,136	$1,473
Net premiums earned	1,421	1,421	1,209	1,147	1,168	1,237	1,091	990
Net investment income	114	122	125	124	136	135	153	147
Net realized and unrealized investment gains (losses)	99	16	(299)	23	5	257	38	193
Other income	3	5	4	4	3	3	3	2

Total revenues	1,637	1,564	1,039	1,298	1,312	1,632	1,285	1,332
Losses and loss expenses and life policy benefits	879	751	867	661	801	721	706	576
Acquisition costs	318	283	242	235	245	247	233	212
Other operating expenses	131	108	145	116	112	95	106	98
Interest expense	12	12	12	12	12	12	12	12
Amortization of intangible assets	6	7	7	7	5	9	9	9
Net foreign exchange losses (gains)	8	1	11	(2)	3	2	(8)	3

Total expenses	1,354	1,162	1,284	1,029	1,178	1,086	1,058	910
Income (loss) before taxes and interest in earnings (losses) of equity investments	283	402	(245)	269	134	546	227	422
Income tax expense (benefit)	11	70	(75)	42	23	64	50	67
Interest in earnings (losses) of equity investments	4	6	(4)	7	1	5	(1)	5

Net income (loss)	276	338	(174)	234	112	487	176	360
Net income attributable to noncontrolling interests	(4)	(4)	(1)	—	—	—	—	—

Net income (loss) attributable to PartnerRe Ltd.	272	334	(175)	234	112	487	176	360
Preferred dividends	14	14	15	15	15	15	15	15
Loss on redemption of preferred shares	—	—	—	9	—	—	—	—

Net income (loss) attributable to PartnerRe Ltd. common shareholders	$258	$320	$(190)	$210	$97	$472	$161	$345
Basic net income (loss) per common share	$4.86	$5.95	$(3.37)	$3.60	$1.58	$7.62	$2.52	$5.27
Diluted net income (loss) per common share	4.76	5.84	(3.37)	3.53	1.56	7.53	2.50	5.24
Dividends declared per common share	0.64	0.64	0.64	0.64	0.62	0.62	0.62	0.62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda

February 27, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2013, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche Ltd., the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.

Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 27, 2014

ITEM 9B.	OTHER INFORMATION

Management Update

On February 26, 2014, the Company announced that, in connection with certain other executive management changes, Marvin Pestcoe, Chief Executive Officer, Life & Health, Investments, and a member of the Company’s Executive Committee, has advised the Company of his retirement, effective April 15, 2014.

In connection with his retirement, Mr. Pestcoe will receive a cash payment of $360,000 as a special award and will be reimbursed by the Company for the cost of continued coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for a period of 12 months following his retirement.

Following his retirement, Mr. Pestcoe will continue to provide consulting services to the Company. The Company has entered into a consulting agreement with Mr. Pestcoe, pursuant to which Mr. Pestcoe will, among other things, support the Chief Executive Officer of the Company and be involved with special projects for a period of one year, commencing on April 16, 2014. Mr. Pestcoe will be paid an aggregate consulting fee of $480,000 for his services and will not receive any health, welfare or retirement benefits, or any perquisites, from the Company during the consulting period. The consulting agreement is filed as Exhibit 10.22 to this Form 10-K.

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

Equity Compensation Plan Information

As part of the Company’s long-term incentive compensation for executives and employees, the Company maintains the PartnerRe Ltd. 2005 Employee Equity Plan. In addition, for directors, the Company maintains the PartnerRe Non-Employee Directors Share Plan. These two plans enable employees and directors to acquire and maintain share ownership, thereby strengthening their commitment to PartnerRe and promoting a commonality of interest among directors, employees and shareholders. The Company finds that the existence of such plans helps to attract and retain key employees and directors. In connection with the Paris Re acquisition, the Company assumed Paris Re’s equity compensation plans.

The following tables set out details of the Company’s equity compensation plans, both active and expired, at December 31, 2013. In May 2009, the Company’s shareholders approved a new Employee Share Purchase Plan (ESPP) and authorized the issuance of 600,000 shares under the new ESPP. In May 2011, the Company’s shareholders approved a new Swiss Share Purchase Plan (SSPP) which offers competitive benefits to its employees in Switzerland, and authorized the issuance of 400,000 shares under the new SSPP. All equity compensation plans, with the exception of Paris Re’s equity compensation plans, have been approved by shareholders (see Note 16 to Consolidated Financial Statements in Item 8 of Part II of this report).

	A	B	C
Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by shareholders	3,031,064	$73.49	5,252,499
Equity compensation plans not approved by shareholders	90,781	70.05	—

Total	3,121,845	$73.35	5,252,499

Equity Compensation Plans Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Employee Incentive Plan (3)	41,151	$59.49	—
2005 Employee Equity Plan (Options)	1,665,531	74.72	2,855,290
2003 Non-Employee Directors Share Plan (Options)	469,484	70.32	290,290
2003 Non-Employee Directors Share Plan (Restricted Stock Units)	45,092	n/a	56,213
Employee Equity Plan (Restricted Stock Units and Performance Share Units)	809,806	n/a	1,588,751
ESPP	—	n/a	249,423
SSPP	—	n/a	212,532

Total	3,031,064	$73.49	5,252,499

(1)	Does not include the estimated number of shares to be purchased pursuant to the ESPP or the SSPP during the current purchase period, which commenced on December 1, 2013 and will close on May 31, 2014.

(2)	The weighted average exercise price does not take into account any restricted share unit awards or the estimated number of shares to be purchased pursuant to the ESPP or SSPP during the current purchase period.
(3)	The Employee Incentive Plan has expired.

Equity Compensation Plans Not Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Paris Re 2006 Equity Purchase Plan	8,853	$32.34	—
Paris Re 2006 Equity Incentive Plan	64,731	66.27	—
Paris Re 2007 Equity Incentive Plan	17,197	103.67	—

Total	90,781	$70.05	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—at December 31, 2013					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2013, 2012 and 2011					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2013, 2012 and 2011					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2013, 2012 and 2011					X

3.	Exhibits

Included on page 235

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ CONSTANTINOS MIRANTHIS Constantinos Miranthis	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 27, 2014

/S/ JUDITH HANRATTY Judith Hanratty, CVO, OBE	Director	February 27, 2014

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 27, 2014

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 27, 2014

/S/ DEBRA J. PERRY Debra J. Perry	Director	February 27, 2014

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 27, 2014

/S/ GREG FH SEOW Greg FH Seow	Director	February 27, 2014

/S/ LUCIO STANCA Lucio Stanca	Director	February 27, 2014

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 27, 2014

/S/ EGBERT WILLAM Egbert Willam	Director	February 27, 2014

/S/ DAVID ZWIENER David Zwiener	Director	February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 27, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LTD.
Deloitte & Touche Ltd.

Hamilton, Bermuda
February 27, 2014

SCHEDULE I

PartnerRe Ltd.

Consolidated Summary of Investments

Other Than Investments in Related Parties

at December 31, 2013

(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and government sponsored enterprises	$1,635,578	$1,623,859	$1,623,859
U.S. states, territories and municipalities	121,697	124,587	124,587
Non-U.S. sovereign government, supranational and government related	2,295,608	2,353,699	2,353,699
Corporate	5,866,991	6,048,663	6,048,663
Asset-backed securities	1,126,812	1,138,231	1,138,231
Residential mortgage-backed securities	2,294,870	2,268,517	2,268,517
Other mortgage-backed securities	34,899	35,747	35,747

Fixed maturities	13,376,455	13,593,303	13,593,303
Equities
Banks, trust and insurance companies	170,367	282,727	282,727
Public utilities	35,562	37,151	37,151
Industrial, miscellaneous and all other	803,357	901,175	901,175

Equities	1,009,286	1,221,053	1,221,053
Short-term investments	$13,543	13,546	13,546
Other invested assets (3)		135,139	135,139

Total		$14,963,041	$14,963,041

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities.
(2)	Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.
(3)	Other invested assets excludes the Company’s investments accounted for using the cost method of accounting and the equity method of accounting of $186 million.

SCHEDULE II

PartnerRe Ltd.

Condensed Balance Sheets—Parent Company Only

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents, at fair value, which approximates amortized cost	$1,286	$30,372
Investments in subsidiaries	8,170,653	8,533,423
Intercompany loans and balances receivable	730,450	361,408
Other	3,961	4,283

Total assets	$8,906,350	$8,929,486

Liabilities
Intercompany loans and balances payable (1)	$2,175,401	$1,952,737
Accounts payable, accrued expenses and other	21,417	43,253

Total liabilities	2,196,818	1,995,990

Shareholders’ Equity
Common shares (par value $1.00; issued: 2013, 86,657,045 shares; 2012, 84,459,905 shares)	86,657	85,460
Preferred shares (par value $1.00; issued and outstanding: 2013, 34,150,000 shares; 2012, 35,750,000 shares; aggregate liquidation value: 2013, $853,750; 2012, $893,750)	34,150	35,750
Additional paid-in capital	3,901,627	3,861,844
Accumulated other comprehensive (loss) income	(12,238)	10,597
Retained earnings	5,406,797	4,952,002
Common shares held in treasury, at cost (2013, 34,213,611 shares; 2012, 26,550,530 shares)	(2,707,461)	(2,012,157)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,709,532	6,933,496

Total liabilities and shareholders’ equity attributable to PartnerRe Ltd.	$8,906,350	$8,929,486

(1)	The parent has fully and unconditionally guaranteed on a subordinated basis all obligations of PartnerRe Finance II Inc., an indirect 100% owned finance subsidiary of the parent, related to the remaining $63.4 million aggregate principal amount of 6.440% Fixed-to-Floating Rate Junior Subordinated Capital Efficient Notes (CENts). The parent’s obligations under this guarantee are unsecured and rank junior in priority of payments to the parent’s Senior Notes.

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

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Operations and Comprehensive Income (Loss)—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Net investment income	$18	$1,152	$2,452
Interest income on intercompany loans	11,039	—	—
Net realized and unrealized investment gains	—	2,208	5,499

Total revenues	11,057	3,360	7,951
Expenses
Other operating expenses	91,800	82,137	76,690
Interest expense on intercompany loans	1,867	730	739
Net foreign exchange losses (gains)	9,895	1,085	(9,540)

Total expenses	103,562	83,952	67,889
Loss before equity in net income (loss) of subsidiaries	(92,505)	(80,592)	(59,938)
Equity in net income (loss) of subsidiaries	756,513	1,215,106	(460,353)

Net income (loss) attributable to PartnerRe Ltd.	$664,008	$1,134,514	$(520,291)

Comprehensive income (loss)
Net income (loss) attributable to PartnerRe Ltd.	$664,008	$1,134,514	$(520,291)
Total other comprehensive (loss) income, net of tax	(22,835)	23,241	(16,700)

Comprehensive income (loss) attributable to PartnerRe Ltd.	$641,173	$1,157,755	$(536,991)

SCHEDULE II

PartnerRe Ltd.

Condensed Statements of Cash Flows—Parent Company Only

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Cash flows from operating activities
Net income (loss) attributable to PartnerRe Ltd.	$664,008	$1,134,514	$(520,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(756,513)	(1,215,106)	460,353
Other, net	27,397	30,573	7,663

Net cash used in operating activities	(65,108)	(50,019)	(52,275)
Cash flows from investing activities
Advances to/from subsidiaries, net	666,444	190,017	3,511
Net issue of intercompany loans receivable and payable	14,473	132,797	379,676
Sales and redemptions of fixed maturities	—	184,516	446,452
Sales and redemptions of short-term investments	—	8,543	154,473
Purchases of short-term investments	—	—	(99,955)
Dividends received from subsidiaries	—	200,000	—
Investments in subsidiaries	—	—	(860,000)
Foreign exchange forward contracts	—	3	(6,750)
Other, net	196	772	2,408

Net cash provided by investing activities	681,113	716,648	19,815
Cash flows from financing activities
Cash dividends paid to common and preferred shareholders (2)	(103,311)	(217,615)	(205,784)
Repurchase of common shares (2)	(546,617)	(504,991)	(413,737)
Issuance of common shares	51,111	34,323	16,041
Net proceeds from issuance of preferred shares	241,265	—	361,722
Redemption of preferred shares	(290,000)	—	—

Net cash used in financing activities	(647,552)	(688,283)	(241,758)
Effect of foreign exchange rate changes on cash	2,461	297	(3,107)
Decrease in cash and cash equivalents	(29,086)	(21,357)	(277,325)
Cash and cash equivalents—beginning of year	30,372	51,729	329,054

Cash and cash equivalents—end of year	$1,286	$30,372	$51,729

Supplemental cash flow information:
Interest paid	$1,528	$579	$743

(1)	The parent received non-cash dividends from its subsidiaries of $1,100 million, $200 million and $274 million for the years ended December 31, 2013, 2012 and 2011, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.
(2)	During the year ended December 31, 2013, dividends paid to common and preferred shareholders of $97 million and the repurchase of common shares of $169 million were paid by a subsidiary on behalf of the parent and have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III

PartnerRe Ltd.

Supplementary Insurance Information

For the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income (1)		Losses Incurred	Amortization of DAC	Other Operating Expenses (2)	Premiums Written
2013
Non-life	$434,109	$10,646,318	$1,699,393	$—	$4,234,850	$	N/A	$2,399,867	$952,570	$258,997	$4,426,719
Life and Health	210,841	—	24,337	1,974,133	957,146		60,897	760,552	124,631	71,092	123,936
Corporate and Other	2	—	37	—	6,214		423,470	(2,611)	427	170,377	6,110

Total	$644,952	$10,646,318	$1,723,767	$1,974,133	$5,198,210		$484,367	$3,157,808	$1,077,628	$500,466	$4,556,765
2012
Non-life	$363,174	$10,709,371	$1,517,217	$—	$3,684,069	$	N/A	$2,155,147	$820,464	$257,256	$3,768,111
Life and Health	205,203	—	17,267	1,813,244	794,598		64,223	646,981	115,887	52,352	N/A
Corporate and Other	14	—	141	—	7,272		507,115	2,482	558	101,766	6,363

Total	$568,391	$10,709,371	$1,534,625	$1,813,244	$4,485,939		$571,338	$2,804,610	$936,909	$411,374	$3,774,474
2011
Non-life	$339,010	$11,273,091	$1,432,476	$—	$3,844,270	$	N/A	$3,717,171	$820,747	$283,450	$3,688,185
Life and Health	208,108	—	15,316	1,645,662	792,148		66,069	650,261	116,884	52,905	N/A
Corporate and Other	84	—	1,049	—	11,336		563,079	5,138	730	98,491	12,390

Total	$547,202	$11,273,091	$1,448,841	$1,645,662	$4,647,754		$629,148	$4,372,570	$938,361	$434,846	$3,700,575

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment.
(2)	Other operating expenses are a component of underwriting result for the Non-life and Life and Health segments. Other operating expenses included in Corporate and Other represent corporate expenses and other operating expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV

PartnerRe Ltd.

Reinsurance

For the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2013
Life reinsurance in force	$—	$1,629,920	$211,247,212	$209,617,292	101%
Premiums earned
Life	—	5,000	821,737	816,737	101%
Accident and health	—	2,912	143,321	140,409	102%
Property and casualty	93,091	167,744	4,315,717	4,241,064	102%

Total premiums	$93,091	$175,656	$5,280,775	$5,198,210	102%

2012
Life reinsurance in force	$—	$1,782,549	$214,006,823	$212,224,274	101%
Premiums earned
Life	—	5,400	780,279	774,879	101%
Accident and health	—	—	19,719	19,719	100%
Property and casualty	84,815	149,610	3,756,136	3,691,341	102%

Total premiums	$84,815	$155,010	$4,556,134	$4,485,939	102%

2011
Life reinsurance in force	$—	$1,673,196	$199,347,294	$197,674,098	101%
Premiums earned
Life	—	3,470	774,383	770,913	100%
Accident and health	—	—	21,235	21,235	100%
Property and casualty	73,567	138,069	3,920,108	3,855,606	102%

Total premiums	$73,567	$141,539	$4,715,726	$4,647,754	101%

SCHEDULE VI

PartnerRe Ltd.

Supplemental Information

Concerning Property-Casualty Insurance Operations

For the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2013	$434,111	$10,646,318	$1,699,430	$4,241,064	$2,397,256	$952,997	$2,401,559	$4,432,829
2012	363,188	10,709,371	1,517,358	3,691,341	2,157,629	821,022	2,705,062	3,774,474
2011	339,094	11,273,091	1,433,525	3,855,606	3,722,309	821,477	2,990,559	3,700,575

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094

3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 9856453

4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253

4.2	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 41136085

4.2.1	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 41136085

4.3	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259

4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259

4.4	Specimen Share Certificate for the 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	4.1	February 14, 2012	001-14536 13606991

4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	3.1	February 14, 2012	001-14536 13606991

4.5	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 61194484

4.5.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 61194484

4.6	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 61194484

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

4.6.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 61194484

4.7	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 8860178

4.7.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 8860178

4.8	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 8860178

4.8.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 8860178

4.9	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

4.9.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

4.10	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438

4.10.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438

10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355

10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 4957898

10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 5988483

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 8653416

10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-K	10.9	February 28, 2011	001-14536 11644674

10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 5621655

10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 5621655

10.6	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.	10-Q	10.2	November 2, 2012	001-14536 121176381

10.6.1	Form of PartnerRe Ltd. Employee Equity Plan Executive Restricted Share Unit Award Agreement and Notice of Restricted Share Units.	10-K	10.6.1	February 26, 2013	001-14536 13643787

10.6.2	Form of PartnerRe Ltd. Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement and Notice of Share-Settled Share Appreciation Rights.	10-K	10.6.2	February 26, 2013	001-14536 13643787

10.6.3	Form of PartnerRe Ltd. Employee Equity Plan Executive Performance Share Unit Award Agreement and Notice of Performance Share Units.	10-K	10.6.3	February 26, 2013	001-14536 13643787

10.6.4	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 5835956

10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 9998853

10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074

10.9	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.	10-Q	10.1	November 2, 2012	001-14536 121176381

10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844

10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

10.9.3	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 41037442

10.13	PartnerRe Ltd. Change in Control Policy.	10-Q	10.7	May 4, 2012	001-14536 12813622

10.14	Amended Executive Total Compensation Program.	10-Q	10.1	May 4, 2012	001-14536 12813622

10.15	Board of Directors Compensation Program for Non-Executive Directors.					X

10.16	Employment Agreement between PartnerRe Ltd. and Costas Miranthis dated as of January 1, 2011.	10-Q	10.2	May 4, 2012	001-14536 12813622

10.17	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of September 1, 2010.	10-Q	10.4	May 4, 2012	001-14536 12813622

10.18	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 1, 2010.	10-Q	10.3	May 4, 2012	001-14536 12813622

10.19	Employment Agreement between PartnerRe Capital Markets Corporation and Marvin Pestcoe, effective as of October 1, 2010.	10-Q	10.2	August 2, 2012	001-14536 121002288

10.20	Employment Agreement between PartnerRe Ltd. and Laurie Desmet, dated as of March 27, 2013.	8-K	10.1	April 2, 2013	001-14536 13736205

10.21	Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of January 1, 2011.	10-Q	10.6	May 4, 2012	001-14536 12813622

10.22	Consulting Agreement between PartnerRe Ltd. and Marvin Pestcoe, effective as of April 16, 2014.					X

10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 91158470

10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399

10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399

10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith

10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399

10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399

10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242

14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 24, 2012	001-14536 12636834

21.1	Subsidiaries of the Company.					X

23.1	Consent of Deloitte & Touche Ltd.					X

31.1	Certification of Constantinos Miranthis, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X

32	Certifications of Constantinos Miranthis, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X

101.1	The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules.