Form 10-Q
period 2014-03-31
PARTNERRE LTD
filed 2014-05-02
CIK 911421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 29, 2014 was 50,517,202.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PartnerRe Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2014 and 2013, and of shareholders’ equity, and of cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/ Deloitte & Touche Ltd.
Deloitte & Touche Ltd.

Hamilton, Bermuda
May 2, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $13,562,765; 2013, $13,376,455)	$13,898,401	$13,593,303
Short-term investments, at fair value (amortized cost: 2014, $28,820; 2013, $13,543)	28,821	13,546
Equities, at fair value (cost: 2014, $1,027,732; 2013, $1,009,286)	1,249,744	1,221,053
Other invested assets	302,495	320,981

Total investments	15,479,461	15,148,883
Funds held – directly managed (cost: 2014, $756,498; 2013, $778,569)	764,386	785,768
Cash and cash equivalents	1,269,037	1,496,485
Accrued investment income	190,169	185,717
Reinsurance balances receivable	3,064,301	2,465,713
Reinsurance recoverable on paid and unpaid losses	362,149	308,892
Funds held by reinsured companies	849,256	843,081
Deferred acquisition costs	725,584	644,952
Deposit assets	112,338	351,905
Net tax assets	11,217	14,133
Goodwill	456,380	456,380
Intangible assets	180,088	187,090
Other assets	53,137	149,296

Total assets	$23,517,503	$23,038,295

Liabilities
Unpaid losses and loss expenses	$10,529,717	$10,646,318
Policy benefits for life and annuity contracts	2,118,479	1,974,133
Unearned premiums	2,299,250	1,723,767
Other reinsurance balances payable	269,487	202,549
Deposit liabilities	92,099	328,588
Net tax liabilities	247,503	284,442
Accounts payable, accrued expenses and other	299,380	291,350
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989

Total liabilities	16,676,904	16,272,136

Shareholders’ Equity
Common shares (par value $1.00; issued: 2014, 86,879,432 shares; 2013, 86,657,045 shares)	86,879	86,657
Preferred shares (par value $1.00; issued and outstanding: 2014 and 2013, 34,150,000 shares; aggregate liquidation value: 2014 and 2013, $853,750)	34,150	34,150
Additional paid-in capital	3,907,347	3,901,627
Accumulated other comprehensive loss	(27,687)	(12,238)
Retained earnings	5,667,868	5,406,797
Common shares held in treasury, at cost (2014, 36,019,611 shares; 2013, 34,213,611 shares)	(2,887,629)	(2,707,461)

Total shareholders’ equity attributable to PartnerRe Ltd.	6,780,928	6,709,532
Noncontrolling interests	59,671	56,627

Total shareholders’ equity	6,840,599	6,766,159

Total liabilities and shareholders’ equity	$23,517,503	$23,038,295

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenues
Gross premiums written	$1,871,740	$1,756,886

Net premiums written	$1,738,494	$1,636,431
Increase in unearned premiums	(484,712)	(489,751)

Net premiums earned	1,253,782	1,146,680
Net investment income	116,867	123,704
Net realized and unrealized investment gains	142,172	22,943
Other income	404	3,927

Total revenues	1,513,225	1,297,254
Expenses
Losses and loss expenses and life policy benefits	749,457	660,952
Acquisition costs	264,608	234,200
Other operating expenses	111,462	116,040
Interest expense	12,238	12,229
Amortization of intangible assets	7,002	7,046
Net foreign exchange gains	(670)	(2,043)

Total expenses	1,144,097	1,028,424

Income before taxes and interest in earnings of equity method investments	369,128	268,830
Income tax expense	62,305	41,675
Interest in earnings of equity method investments	6,064	7,215

Net income	312,887	234,370
Net income attributable to noncontrolling interests	(3,044)	—

Net income attributable to PartnerRe Ltd.	309,843	234,370
Preferred dividends	14,184	14,699
Loss on redemption of preferred shares	—	9,135

Net income attributable to PartnerRe Ltd. common shareholders	$295,659	$210,536

Comprehensive income
Net income attributable to PartnerRe Ltd.	$309,843	$234,370
Change in currency translation adjustment	(15,223)	(19,830)
Change in unfunded pension obligation, net of tax	(1)	996
Change in unrealized losses on investments, net of tax	(225)	(233)

Total other comprehensive loss, net of tax	(15,449)	(19,067)

Comprehensive income attributable to PartnerRe Ltd.	$294,394	$215,303

Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$5.72	$3.60
Diluted net income	$5.61	$3.53
Weighted average number of common shares outstanding	51,652,177	58,423,898
Weighted average number of common shares and common share equivalents outstanding	52,727,573	59,590,044
Dividends declared per common share	$0.67	$0.64

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Common shares
Balance at beginning of period	$86,657	$85,460
Issuance of common shares	222	552

Balance at end of period	86,879	86,012

Preferred shares
Balance at beginning of period	34,150	35,750
Issuance of preferred shares	—	10,000
Redemption of preferred shares	—	(11,600)

Balance at end of period	34,150	34,150

Additional paid-in capital
Balance at beginning of period	3,901,627	3,861,844
Issuance of common shares	5,720	21,937
Issuance of preferred shares	—	231,265
Redemption of preferred shares	—	(269,265)

Balance at end of period	3,907,347	3,845,781

Accumulated other comprehensive loss
Balance at beginning of period	(12,238)	10,597
Currency translation adjustment
Balance at beginning of period	977	32,755
Change in currency translation adjustment	(15,223)	(19,830)

Balance at end of period	(14,246)	12,925
Unfunded pension obligation
Balance at beginning of period	(17,509)	(27,370)
Change in unfunded pension obligation, net of tax	(1)	996

Balance at end of period (net of tax: 2014, $5,023; 2013, $7,468)	(17,510)	(26,374)
Unrealized gain on investments
Balance at beginning of period	4,294	5,212
Change in unrealized losses on investments, net of tax	(225)	(233)

Balance at end of period (net of tax: 2014 and 2013: $nil)	4,069	4,979

Balance at end of period	(27,687)	(8,470)

Retained earnings
Balance at beginning of period	5,406,797	4,952,002
Net income	312,887	234,370
Net income attributable to noncontrolling interests	(3,044)	—
Dividends on common shares	(34,588)	(37,365)
Dividends on preferred shares	(14,184)	(14,699)
Loss on redemption of preferred shares	—	(9,135)

Balance at end of period	5,667,868	5,125,173

Common shares held in treasury
Balance at beginning of period	(2,707,461)	(2,012,157)
Repurchase of common shares	(180,168)	(159,775)

Balance at end of period	(2,887,629)	(2,171,932)

Total shareholders’ equity attributable to PartnerRe Ltd.	$6,780,928	$6,910,714
Noncontrolling interests	59,671	36,844

Total shareholders’ equity	$6,840,599	$6,947,558

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Cash flows from operating activities
Net income	$312,887	$234,370
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	29,366	42,769
Amortization of intangible assets	7,002	7,046
Net realized and unrealized investment gains	(142,172)	(22,943)
Changes in:
Reinsurance balances, net	(581,275)	(396,018)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	86,002	91,287
Funds held by reinsured companies and funds held – directly managed	17,627	6,240
Deferred acquisition costs	(79,315)	(92,334)
Net tax assets and liabilities	(33,973)	(4,928)
Unpaid losses and loss expenses including life policy benefits	13,732	(242,409)
Unearned premiums	484,712	489,751
Other net changes in operating assets and liabilities	(35,852)	1,831

Net cash provided by operating activities	78,741	114,662

Cash flows from investing activities
Sales of fixed maturities	1,734,246	1,788,507
Redemptions of fixed maturities	180,311	259,798
Purchases of fixed maturities	(1,963,428)	(1,849,579)
Sales and redemptions of short-term investments	15,830	99,769
Purchases of short-term investments	(31,141)	(64,147)
Sales of equities	9,094	156,123
Purchases of equities	(29,421)	(144,865)
Other, net	13,295	43,337

Net cash (used in) provided by investing activities	(71,214)	288,943

Cash flows from financing activities
Dividends paid to common and preferred shareholders	(48,772)	(52,064)
Repurchase of common shares	(180,383)	(175,211)
Issuance of common shares, net of taxes paid	(2,581)	15,193
Net proceeds from issuance of preferred shares	—	241,265
Repurchase of preferred shares	—	(290,000)
Sale of shares to noncontrolling interests	—	36,844

Net cash used in financing activities	(231,736)	(223,973)
Effect of foreign exchange rate changes on cash	(3,239)	(14,439)
(Decrease) increase in cash and cash equivalents	(227,448)	165,193
Cash and cash equivalents—beginning of period	1,496,485	1,121,705

Cash and cash equivalents—end of period	$1,269,037	$1,286,898

Supplemental cash flow information:
Taxes paid	$95,871	$46,525
Interest paid	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

PartnerRe Ltd. (PartnerRe or the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE and Partner Reinsurance Company of the U.S. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.

Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred to as PartnerRe Health), a California-based U.S. specialty accident and health reinsurance and insurance writer. The Condensed Consolidated Statements of Operations and Cash Flows include PartnerRe Health’s results from January 1, 2013.

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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued updated guidance on the accounting for investments in affordable housing projects that qualify for low-income housing tax credits by entities that manage or invest in such projects. The update modifies the conditions that an entity must meet to elect the effective yield or proportional amortization method to account for such investments. The guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements or disclosures.

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

The Company’s financial instruments measured at fair value include investments classified as trading securities, certain other invested assets and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2014 and December 31, 2013, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,866,135	$—	$1,866,135
U.S. states, territories and municipalities	—	16,438	113,467	129,905
Non-U.S. sovereign government, supranational and government related	—	2,332,066	—	2,332,066
Corporate	—	5,989,320	—	5,989,320
Asset-backed securities	—	703,750	447,701	1,151,451
Residential mortgage-backed securities	—	2,384,629	—	2,384,629
Other mortgage-backed securities	—	44,895	—	44,895

Fixed maturities	$—	$13,337,233	$561,168	$13,898,401
Short-term investments	$—	$28,821	$—	$28,821
Equities
Real estate investment trusts	$196,661	$—	$—	$196,661
Energy	160,093	—	—	160,093
Insurance	136,040	—	—	136,040
Finance	97,863	9,569	22,706	130,138
Consumer noncyclical	112,721	—	—	112,721
Communications	83,724	—	2,111	85,835
Technology	55,263	—	7,400	62,663
Industrials	47,622	—	—	47,622
Consumer cyclical	45,709	—	—	45,709
Utilities	38,605	—	—	38,605
Other	20,929	—	—	20,929
Mutual funds and exchange traded funds	25,170	179,505	8,053	212,728

Equities	$1,020,400	$189,074	$40,270	$1,249,744
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$4,404	$—	$4,404
Foreign currency option contracts	—	398	—	398
Futures contracts	18,814	—	—	18,814
Total return swaps	—	—	181	181
Other
Notes and loan receivables and notes securitization	—	—	42,243	42,243
Annuities and residuals	—	—	18,945	18,945
Private equities	—	—	42,655	42,655
Derivative liabilities
Foreign exchange forward contracts	—	(5,888)	—	(5,888)
Futures contracts	(5)	—	—	(5)
Insurance-linked securities	—	—	(740)	(740)
Total return swaps	—	—	(483)	(483)
Interest rate swaps	—	(5,797)	—	(5,797)
TBAs	—	(1,388)	—	(1,388)

Other invested assets	$18,809	$(8,271)	$102,801	$113,339
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,426	$—	$153,426
U.S. states, territories and municipalities	—	—	301	301
Non-U.S. sovereign government, supranational and government related	—	178,839	—	178,839
Corporate	—	245,067	—	245,067
Short-term investments	—	3,477	—	3,477
Other invested assets	—	—	15,223	15,223

Funds held – directly managed	$—	$580,809	$15,524	$596,333

Total	$1,039,209	$14,127,666	$719,763	$15,886,638

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,623,859	$—	$1,623,859
U.S. states, territories and municipalities	—	16,207	108,380	124,587
Non-U.S. sovereign government, supranational and government related	—	2,353,699	—	2,353,699
Corporate	—	6,048,663	—	6,048,663
Asset-backed securities	—	691,654	446,577	1,138,231
Residential mortgage-backed securities	—	2,268,517	—	2,268,517
Other mortgage-backed securities	—	35,747	—	35,747

Fixed maturities	$—	$13,038,346	$554,957	$13,593,303
Short-term investments	$—	$13,546	$—	$13,546
Equities
Real estate investment trusts	$175,796	$—	$—	$175,796
Energy	159,509	—	—	159,509
Insurance	144,020	—	—	144,020
Finance	108,944	9,556	20,207	138,707
Consumer noncyclical	108,663	—	—	108,663
Communications	70,792	—	2,199	72,991
Technology	53,768	—	7,752	61,520
Industrials	47,677	—	—	47,677
Consumer cyclical	45,915	—	—	45,915
Utilities	37,151	—	—	37,151
Other	19,993	—	—	19,993
Mutual funds and exchange traded funds	61,902	139,322	7,887	209,111

Equities	$1,034,130	$148,878	$38,045	$1,221,053
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$1,249	$—	$1,249
Futures contracts	41,031	—	—	41,031
Total return swaps	—	—	79	79
Interest rate swaps	—	2,147	—	2,147
TBAs	—	2	—	2
Other
Notes and loan receivables and notes securitization	—	—	41,446	41,446
Annuities and residuals	—	—	24,064	24,064
Private equities	—	—	39,131	39,131
Derivative liabilities
Foreign exchange forward contracts	—	(8,648)	—	(8,648)
Foreign currency option contracts	—	(535)	—	(535)
Credit default swaps (protection purchased)	—	(71)	—	(71)
Insurance-linked securities	—	—	(268)	(268)
Total return swaps	—	—	(599)	(599)
Interest rate swaps	—	(2,558)	—	(2,558)
TBAs	—	(1,331)	—	(1,331)

Other invested assets	$41,031	$(9,745)	$103,853	$135,139
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,296	$—	$157,296
U.S. states, territories and municipalities	—	—	286	286
Non-U.S. sovereign government, supranational and government related	—	137,186	—	137,186
Corporate	—	248,947	—	248,947
Short-term investments	—	2,426	—	2,426
Other invested assets	—	—	15,165	15,165

Funds held – directly managed	$—	$545,855	$15,451	$561,306

Total	$1,075,161	$13,736,880	$712,306	$15,524,347

At March 31, 2014 and December 31, 2013, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $189.2 million and $185.8 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.

In addition to the investments underlying the funds held – directly managed account held at fair value of $596.3 million and $561.3 million at March 31, 2014 and December 31, 2013, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $37.1 million and $84.8 million, respectively, and accrued investment income of $7.5 million and $6.7 million, respectively. At March 31, 2014 and December 31, 2013, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $123.5 million and $133.0 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

At March 31, 2014 and December 31, 2013, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.

During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2014 and December 31, 2013, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the three months ended March 31, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$892	$4,265	$(70)	$—	$113,467	$890
Asset-backed securities	446,577	5,996	59,418	(64,290)	—	447,701	6,259

Fixed maturities	$554,957	$6,888	$63,683	$(64,360)	$—	$561,168	$7,149
Equities
Finance	$20,207	$2,499	$—	$—	$—	$22,706	$2,499
Communications	2,199	(88)	—	—	—	2,111	(88)
Technology	7,752	(352)	—	—	—	7,400	(352)
Mutual funds and exchange traded funds	7,887	166	—	—	—	8,053	166

Equities	$38,045	$2,225	$—	$—	$—	$40,270	$2,225
Other invested assets
Derivatives, net	$(788)	$466	$(720)	$—	$—	$(1,042)	$466
Notes and loan receivables and notes securitization	41,446	600	720	(523)	—	42,243	600
Annuities and residuals	24,064	89	—	(5,208)	—	18,945	128
Private equities	39,131	433	5,066	(1,975)	—	42,655	401

Other invested assets	$103,853	$1,588	$5,066	$(7,706)	$—	$102,801	$1,595
Funds held – directly managed
U.S. states, territories and municipalities	$286	$15	$—	$—	$—	$301	$15
Other invested assets	15,165	(197)	255	—	—	15,223	(197)

Funds held – directly managed	$15,451	$(182)	$255	$—	$—	$15,524	$(182)

Total	$712,306	$10,519	$69,004	$(72,066)	$—	$719,763	$10,787

(1)	Purchases and issuances of derivatives include issuances of $0.7 million.

For the three months ended March 31, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances	Settlements and sales (1)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(849)	$—	$(94)	$—	$232,292	$(849)
Corporate	100,904	(188)	—	—	—	100,716	(188)
Asset-backed securities	323,134	1,741	27,156	(26,372)	—	325,659	1,781

Fixed maturities	$657,273	$704	$27,156	$(26,466)	$—	$658,667	$744
Equities
Finance	$13,477	$(924)	$—	$—	$—	$12,553	$(924)
Technology	6,987	660	—	—	—	7,647	660
Mutual funds and exchange traded funds	7,264	178	—	—	—	7,442	178

Equities	$27,728	$(86)	$—	$—	$—	$27,642	$(86)
Other invested assets
Derivatives, net	$3,911	$(3,679)	$—	$2,500	$—	$2,732	$(3,679)
Notes and loan receivables and notes securitization	34,902	(61)	1,360	(2,143)	—	34,058	(61)
Annuities and residuals	46,882	336	—	(11,562)	—	35,656	826
Private equities	1,404	(3,065)	19,425	—	—	17,764	(3,065)

Other invested assets	$87,099	$(6,469)	$20,785	$(11,205)	$—	$90,210	$(5,979)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(4)	$—	$—	$—	$341	$(4)
Other invested assets	17,976	(2,437)	—	(71)	—	15,468	(1,373)

Funds held – directly managed	$18,321	$(2,441)	$—	$(71)	$—	$15,809	$(1,377)

Total	$790,421	$(8,292)	$47,941	$(37,742)	$—	$792,328	$(6,698)

(1)	Settlements and sales of annuities and residuals include sales of $6.3 million.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at March 31, 2014 and December 31, 2013 were as follows (fair value in thousands of U.S. dollars):

March 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$113,467	Discounted cash flow	Credit spreads	2.7% – 10.1%(5.4%)
Asset-backed securities – interest only	20	Discounted cash flow	Credit spreads	5.2% – 10.3%(8.5%)
Asset-backed securities – other	447,681	Discounted cash flow	Credit spreads	3.9% – 12.1%(6.9%)
Equities
Finance	17,316	Weighted market comparables	Net income multiple	14.6(14.6)
			Tangible book value multiple	1.1(1.1)
			Liquidity discount	25.0%(25.0%)
			Comparable return	12.0%(12.0%)
Finance	5,390	Profitability analysis	Projected return on equity	14.0%(14.0%)
Communications	2,111	Weighted market comparables	Adjusted earnings multiple	9.4(9.4)
			Comparable return	-4.0%(-4.0%)
Technology	7,400	Weighted market comparables	Revenue multiple	1.5(1.5)
			Adjusted earnings multiple	8.4(8.4)
Other invested assets
Total return swaps	(302)	Discounted cash flow	Credit spreads	3.5% – 18.3%(14.3%)
Notes and loan receivables	22,038	Discounted cash flow	Credit spreads	17.5%(17.5%)
			Gross revenue/fair value	1.3 – 1.5(1.5)
Notes securitization	20,205	Discounted cash flow	Credit spreads	6.1%(6.1%)
Annuities and residuals	18,945	Discounted cash flow	Credit spreads	4.0% – 7.5%(5.8%)
			Prepayment speed	0% – 15.0% (6.1%)
			Constant default rate	0.3% – 23.0%(8.8%)
Private equity – direct	12,040	Discounted cash flow and weighted market comparables	Net income multiple	9.1(9.1)
			Tangible book value multiple	1.7(1.7)
			Recoverability of intangible assets	0%(0%)
Private equity funds	12,653	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-1.9% – 2.2%(1.2%)
Private equity – other	17,962	Discounted cash flow	Effective yield	5.8%(5.8%)
Funds held – directly managed
Other invested assets	15,223	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-15.7% – 0%(-13.6%)

December 31, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$108,380	Discounted cash flow	Credit spreads	2.9% – 9.9%(5.3%)
Asset-backed securities – interest only	21	Discounted cash flow	Credit spreads	5.5% – 10.7%(8.8%)
Asset-backed securities – other	446,556	Discounted cash flow	Credit spreads	4.0% – 12.2%(7.1%)
Equities
Finance	15,483	Weighted market comparables	Net income multiple	14.6(14.6)
			Tangible book value multiple	1.1(1.1)
			Liquidity discount	25.0%(25.0%)
			Comparable return	8.5%(8.5%)
Finance	4,724	Profitability analysis	Projected return on equity	14.0%(14.0%)
Communications	2,199	Weighted market comparables	Adjusted earnings multiple	9.4(9.4)
			Comparable return	0%(0%)
Technology	7,752	Weighted market comparables	Revenue multiple	0.9(0.9)
			Adjusted earnings multiple	4.4(4.4)
Other invested assets
Total return swaps	(520)	Discounted cash flow	Credit spreads	2.8% – 18.9%(17.0%)
Notes and loan receivables	21,280	Discounted cash flow	Credit spreads	17.5%(17.5%)
			Gross revenue/fair value	1.5(1.5)
Notes securitization	20,166	Discounted cash flow	Credit spreads	6.2%(6.2%)
Annuities and residuals	24,064	Discounted cash flow	Credit spreads	4.0% – 7.9%(5.8%)
			Prepayment speed	0% – 15.0%(6.4%)
			Constant default rate	0.3% – 35.0%(12.4%)
Private equity – direct	11,742	Discounted cash flow and weighted market comparables	Net income multiple	8.3(8.3)
			Tangible book value multiple	1.6(1.6)
			Recoverability of intangible assets	0%(0%)
Private equity funds	8,993	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	1.8% – 9.8%(8.3%)
Private equity – other	18,396	Discounted cash flow	Credit spreads	3.8%(3.8%)
Funds held – directly managed Other invested assets	15,165	Lag reported market value	Net asset value, as reported	100.0%(100.0%)
			Market adjustments	-22.9% – 0%(-15.5%)

The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities) and certain insurance-linked securities (included within other invested assets).

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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Fixed maturities and short-term investments	$119,799	$(71,670)
Equities	10,325	50,066
Other invested assets	1,042	(4,834)
Funds held – directly managed	736	(6,043)

Total	$131,902	$(32,481)

Substantially all of the above changes in fair value are included in the Condensed Consolidated Statements of Operations under the caption Net realized and unrealized investment gains.

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

Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives, notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds, in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates, gross revenue to fair value ratios, net income multiples, effective yields, tangible book value multiples and other valuation ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increase (decrease) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.

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

(b) Fair Value of Financial Instrument Liabilities

At March 31, 2014 and December 31, 2013, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).

The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•	the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at March 31, 2014 and December 31, 2013; and

•	the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at March 31, 2014 and December 31, 2013.

The carrying values and fair values of the Senior Notes and CENts at March 31, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$868,989	$750,000	$844,331
Debt related to capital efficient notes (2)	63,384	62,780	63,384	61,094

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.

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

The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. While the Company would be required to perform under exposure assumed through credit default swaps in the event of a default on the underlying issuer. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions.

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

The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
March 31, 2014			Net notional exposure	Fair value
Foreign exchange forward contracts	$4,404	$(5,888)	$2,270,300	$(1,484)
Foreign currency option contracts	398	—	103,887	398
Futures contracts	18,814	(5)	3,271,970	18,809
Insurance-linked securities (1)	—	(740)	170,252	(740)
Total return swaps	181	(483)	42,736	(302)
Interest rate swaps (2)	—	(5,797)	202,481	(5,797)
TBAs	—	(1,388)	143,110	(1,388)

Total derivatives	$23,797	$(14,301)		$9,496

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2013			Net notional exposure	Fair value
Foreign exchange forward contracts	$1,249	$(8,648)	$1,957,409	$(7,399)
Foreign currency option contracts	—	(535)	87,620	(535)
Futures contracts	41,031	—	3,266,004	41,031
Credit default swaps (protection purchased)	—	(71)	14,000	(71)
Insurance-linked securities (1)	—	(268)	168,724	(268)
Total return swaps	79	(599)	31,740	(520)
Interest rate swaps (2)	2,147	(2,558)	202,859	(411)
TBAs	2	(1,331)	183,835	(1,329)

Total derivatives	$44,508	$(14,010)		$30,498

(1)	At March 31, 2014 and December 31, 2013, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at March 31, 2014 and December 31, 2013 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Foreign exchange forward contracts	$8,255	$17,530
Foreign currency option contracts	395	(565)

Total included in net foreign exchange gains and losses	$8,650	$16,965

Futures contracts	$(16,073)	$(6,303)
Credit default swaps (protection purchased)	(3)	(98)
Credit default swaps (assumed risks)	—	107
Insurance-linked securities	243	(3,019)
Total return swaps	218	(671)
Interest rate swaps	(5,385)	777
TBAs	3,747	(1,334)

Total included in net realized and unrealized investment gains and losses	$(17,253)	$(10,541)
Total derivatives	$(8,603)	$6,424

Offsetting of Derivatives

The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
March 31, 2014	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$23,797	$—	$23,797	$(5)	$—	$23,792
Total derivative liabilities	$(14,301)	$—	$(14,301)	$5	$1,806	$(12,490)

December 31, 2013
Total derivative assets	$44,508	$—	$44,508	$(2)	$—	$44,506
Total derivative liabilities	$(14,010)	$—	$(14,010)	$2	$4,341	$(9,667)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net Income per Share

The reconciliation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Numerator:
Net income attributable to PartnerRe Ltd.	$309,843	$234,370
Less: preferred dividends	14,184	14,699
Less: loss on redemption of preferred shares	—	9,135

Net income attributable to PartnerRe Ltd. common shareholders	$295,659	$210,536

Denominator:
Weighted number of common shares outstanding – basic	51,652,177	58,423,898
Share options and other (1)	1,075,396	1,166,146

Weighted average number of common shares and common share equivalents outstanding – diluted	52,727,573	59,590,044
Basic net income per share	$5.72	$3.60
Diluted net income per share(1)	$5.61	$3.53

(1)	For the three months ended March 31, 2014 and 2013, share based awards to purchase 69.1 thousand and 103.0 thousand common shares, respectively, were excluded from the calculation of diluted weighted average number of common shares and common share equivalents outstanding because their exercise prices were greater than the average market price of the common shares.

7. Noncontrolling Interests

In March 2013, the Company formed with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer to provide additional capacity to the Company for a diversified portfolio of catastrophe reinsurance treaties over a multi-year period on a fully collateralized reinsurance basis. The original business was written by the Company and was ceded to Lorenz Re effective April 1, 2013.

Lorenz Re’s non-voting redeemable preferred share capital is redeemable at the option of the Company and is expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.

At March 31, 2014 and December 31, 2013, the total assets of Lorenz Re were $99.1 million and $99.6 million, respectively, primarily consisting of cash and investments. At March 31, 2014 and December 31, 2013, the total liabilities were $5.8 million and $11.1 million, respectively, primarily consisting of unpaid losses and loss expenses and other reinsurance balances payable for 2014 and unearned premiums and unpaid losses and loss expenses for 2013. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the three months ended March 31, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Balance at beginning of period	$56,627	$—
Net income attributable to noncontrolling interests	3,044	—
Sale of shares to noncontrolling interests	—	36,844

Balance at end of period	$59,671	$36,844

8. Commitments and Contingencies

(a) Concentration of Credit Risk

Financing receivables

Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At March 31, 2014 and December 31, 2013, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $2.4 million and $2.8 million, respectively.

The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At March 31, 2014, the Company’s notes receivable of $19.3 million were all performing and were collateralized by residential property and commercial property of $15.7 million and $3.6 million, respectively. At December 31, 2013, the Company’s notes receivable of $24.5 million were all performing and were collateralized by residential property and commercial property of $19.8 million and $4.7 million, respectively.

There were no significant purchases or sales of financing receivables during the three months ended March 31, 2014 and 2013, however, the outstanding balances were reduced by settlements of the underlying debt.

(b) Legal Proceedings

There has been no significant change in legal proceedings at March 31, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(c) Other

At March 31, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by PartnerRe Bermuda is subject to prior regulatory approval through December 31, 2014.

9. Segment Information

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other as described in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global Specialty and Catastrophe.

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

Since the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment. However, because of the interest-sensitive nature of some of the Company’s Life and Health products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment. The following items are not considered in evaluating the results of the Non-life and Life and Health segments: net realized and unrealized investment gains and losses, interest expense, amortization of intangible assets, net foreign exchange gains and losses, income tax expense or benefit and interest in earnings and losses of equity method investments. Segment results are shown before consideration of intercompany transactions.

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

The following tables provide a summary of the segment results for the three months ended March 31, 2014 and 2013 (in millions of U.S. dollars, except ratios):

Segment Information

For the three months ended March 31, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$530	$364	$479	$210	$1,583	$289	$—	$1,872
Net premiums written	$527	$361	$389	$179	$1,456	$282	$—	$1,738
Increase in unearned premiums	(148)	(182)	(34)	(100)	(464)	(20)	—	(484)

Net premiums earned	$379	$179	$355	$79	$992	$262	$—	$1,254
Losses and loss expenses and life policy benefits	(260)	(94)	(201)	21	(534)	(215)	—	(749)
Acquisition costs	(92)	(54)	(79)	(8)	(233)	(32)	—	(265)

Technical result	$27	$31	$75	$92	$225	$15	$—	$240
Other income					1	1	(2)	—
Other operating expenses					(65)	(17)	(29)	(111)

Underwriting result					$161	$(1)	n/a	$129
Net investment income						15	102	117

Allocated underwriting result (1)						$14	n/a	n/a
Net realized and unrealized investment gains							142	142
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							—	—
Income tax expense							(62)	(62)
Interest in earnings of equity method investments							6	6

Net income							n/a	$313

Loss ratio (2)	68.6%	52.4%	56.6%	(26.5)%	53.8%
Acquisition ratio (3)	24.3	30.1	22.4	10.1	23.6

Technical ratio (4)	92.9%	82.5%	79.0%	(16.4)%	77.4%
Other operating expense ratio (5)					6.5

Combined ratio (6)					83.9%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.
(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information

For the three months ended March 31, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$447	$372	$445	$238	$1,502	$254	$1	$1,757
Net premiums written	$446	$368	$361	$211	$1,386	$249	$1	$1,636
Increase in unearned premiums	(113)	(202)	(24)	(124)	(463)	(25)	(1)	(489)

Net premiums earned	$333	$166	$337	$87	$923	$224	$—	$1,147
Losses and loss expenses and life policy benefits	(240)	(67)	(184)	11	(480)	(182)	1	(661)
Acquisition costs	(72)	(50)	(75)	(11)	(208)	(27)	—	(235)

Technical result	$21	$49	$78	$87	$235	$15	$1	$251
Other income					—	3	1	4
Other operating expenses					(66)	(18)	(32)	(116)

Underwriting result					$169	$—	n/a	$139
Net investment income						16	108	124

Allocated underwriting result						$16	n/a	n/a
Net realized and unrealized investment gains							23	23
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							2	2
Income tax expense							(42)	(42)
Interest in earnings of equity method investments							7	7

Net income							n/a	$234

Loss ratio	72.0%	40.4%	54.6%	(12.8)%	52.0%
Acquisition ratio	21.6	30.1	22.4	12.3	22.6

Technical ratio	93.6%	70.5%	77.0%	(0.5)%	74.6%
Other operating expense ratio					7.1

Combined ratio					81.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.

Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

For a discussion of the Company’s long-term objective and annualized growth in Diluted Tangible Book Value per Share plus dividends, the metric that Management uses to measure its success in achieving its long-term objective, see below in Key Financial Measures.

Overview of the Results of Operations for the Three Months Ended March 31, 2014

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

Key Factors Affecting Period over Period Comparability

The following key factors affected the period over period comparison of the Company’s results and may continue to affect our results of operations and financial condition in the future. These factors are discussed in more detail in Review of Net Income below.

As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months ended March 31, 2014 and 2013 include no significant catastrophic losses.

The results for the three months ended March 31, 2014 and 2013 were impacted by the volatility in the capital markets, primarily as a result of modest decreases in longer-term risk-free interest rates and a slight narrowing of credit spreads during 2014 and modest increases in risk-free interest rates during 2013.

Overview of Net Income

Net income, net income attributable to noncontrolling interests, preferred dividends, loss on redemption of preferred shares, net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Net income	$313	34%	$234
Less: net income attributable to noncontrolling interests	3	NM	—

Net income attributable to PartnerRe Ltd.	$310	32	$234
Less: preferred dividends	14	(4)	15
Less: loss on redemption of preferred shares	—	(100)	9

Net income attributable to PartnerRe Ltd. common shareholders	$296	40	$210
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$5.61	59	$3.53

The increase in net income of $79 million, from $234 million in the three months ended March 31, 2013 to $313 million in the same period of 2014 resulted primarily from:

•	an increase of $119 million in pre-tax net realized and unrealized investment gains, mainly as a result of modest decreases in longer-term risk-free interest rates and a slight narrowing of credit spreads in the three months ended March 31, 2014 compared to modest increases in risk-free interest rates in the same period of 2013; partially offset by

•	an increase of $20 million in income tax expense, primarily resulting from a higher pre-tax net income;

•	a decrease of $8 million in the Non-life underwriting result, which was mainly driven by a decrease in favorable prior year loss development, partially offset by a modestly lower level of mid-sized loss activity; and

•	a decrease of $7 million in net investment income, driven by lower reinvestment rates.

The increase in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to the above factors. For diluted net income per share specifically, the increase was also due to the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

Key Financial Measures

In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income, Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

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

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 these were as follows:

	March 31, 2014	December 31, 2013
Diluted tangible book value per common share and common share equivalents outstanding (1)	$103.10	$98.49
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)	21.4%

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$177	$202
Diluted operating earnings per common share and common share equivalents outstanding (3)	$3.36	$3.39
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	12.3%	13.5%
Combined ratio (5)	83.9%	81.7%

(1)	Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(2)	Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (annualized growth in Diluted Tangible Book Value per Share plus dividends) is calculated using Diluted Tangible Book Value per Share plus dividends per common share divided by Diluted Tangible Book Value per Share at the beginning of the year and annualizing. The presentation of annualized growth in Diluted Tangible Book Value per Share plus dividends is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(3)	Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss available to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares and the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. Operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and are reconciled to the most directly comparable GAAP financial measure below.
(4)	Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, per diluted common share and common share equivalents outstanding, divided by diluted book value per common share and common share equivalents outstanding as of the beginning of the year, as defined above. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.
(5)	The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other operating expense ratio (other operating expenses divided by net premiums earned).

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

Diluted Tangible Book Value per Share at March 31, 2014 and December 31, 2013 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the three months ended March 31, 2014 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	March 31, 2014	December 31, 2013
Diluted tangible book value per common share and share equivalents outstanding	$103.10	$98.49
Dividends per common share for the three months ended March 31, 2014	0.67

Diluted tangible book value per share plus dividends	$103.77

Annualized growth in diluted tangible book value per share plus dividends	21.4%

The Company’s Diluted Tangible Book Value per Share increased by 4.7%, from $98.49 at December 31, 2013 to $103.10 at March 31, 2014, primarily due to net income attributable to PartnerRe Ltd., which was partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 21.4% during the three months ended March 31, 2014. This growth was driven by net income attributable to PartnerRe Ltd. and dividends on the common shares.

Over the past five years, since March 31, 2009, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 15%.

The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at March 31, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	March 31, 2014	December 31, 2013
Diluted book value per common share and common share equivalents outstanding (1)	$114.13	$109.26
Less: goodwill and other intangible assets, net of tax, per share	11.03	10.77

Diluted tangible book value per share	$103.10	$98.49

(1)	Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the weighted average number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) and operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share): Management uses operating earnings or loss and diluted operating earnings or loss per share to measure its financial performance as these measures focus on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses, loss on redemption of preferred shares and certain interest in earnings or losses of equity method investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities). Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Loss on the redemption of preferred shares is not indicative of the performance of, and distorts trends in, the Company’s business as it resulted from general economic and financial market conditions, and the timing of the loss on redemption was largely opportunistic. Interest in earnings or losses of equity method investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Management believes that the use of operating earnings or loss and diluted operating earnings or loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

Operating earnings decreased by $25 million, from $202 million in the three months ended March 31, 2013 to $177 million in the same period of 2014. The decrease in operating earnings was primarily due to:

•	an increase in income tax expense on pre-tax operating earnings, driven by the distribution of the pre-tax operating earnings, with a relatively higher proportion recorded in taxable jurisdictions;

•	a deterioration in the Non-life underwriting result, resulting primarily from a lower level of favorable prior year loss development, which was partially offset by a modestly lower level of mid-sized loss activity; and

•	a decrease in net investment income, driven by lower reinvestment rates.

Diluted operating earnings per share decreased modestly, from $3.39 in the three months ended March 31, 2013 to $3.36 in the same period of 2014, primarily due to the decrease in operating earnings, partially offset by the accretive impact of the share repurchases.

The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months ended March 31, 2014 compared to the same period of 2013 are further described in Review of Net Income below.

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months ended March 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net income attributable to PartnerRe Ltd.	$310	$234
Less:
Net realized and unrealized investment gains, net of tax	116	12
Net foreign exchange losses, net of tax	(1)	(1)
Interest in earnings of equity method investments, net of tax	4	6
Dividends to preferred shareholders	14	15

Operating earnings attributable to PartnerRe Ltd. common shareholders	$177	$202

Per diluted share:
Net income attributable to PartnerRe Ltd. common shareholders	$5.61	$3.53
Less:
Net realized and unrealized investment gains, net of tax	2.20	0.20
Net foreign exchange losses, net of tax	(0.02)	(0.01)
Loss on redemption of preferred shares	—	(0.15)
Interest in earnings of equity method investments, net of tax	0.07	0.10

Operating earnings attributable to PartnerRe Ltd. common shareholders	$3.36	$3.39

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

Annualized Operating ROE decreased from 13.5% in the three months ended March 31, 2013 to 12.3% in the same period of 2014. The decrease in annualized Operating ROE was primarily due to a higher beginning diluted book value per share at January 1, 2014 compared to January 1, 2013. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.

The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Annualized return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	20.5%	14.0%
Less:
Annualized net realized and unrealized investment gains, net of tax, on beginning diluted book value per common share	8.0	0.8
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(0.1)	(0.1)
Annualized net interest in earnings of equity method investments, net of tax, on beginning diluted book value per common share	0.3	0.4
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	—	(0.6)

Annualized operating return on beginning diluted book value per common share	12.3%	13.5%

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

The Non-life combined ratio increased by 2.2 points, from 81.7% in the three months ended March 31, 2013 to 83.9% in the same period of 2014. The increase in the combined ratio for the three months ended March 31, 2014 compared to the same period of 2013 primarily reflected the decrease in net favorable prior year loss development, partially offset by a modestly lower level of mid-sized loss activity and an increase in net premiums earned which reduced the other operating expense ratio.

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

Risk Management

In the reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create total shareholder value through the intelligent and optimal assumption and management of reinsurance, insurance and investment risks while limiting and mitigating those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated, and those risks that could threaten the ability of the Company to achieve its objectives. While many companies start with a return goal and then attempt to shed risks that may derail that goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate total return.

All business decisions entail a risk/return trade-off, and these decisions are applicable to the Company’s risks. In the context of assumed business risks, this requires an accurate evaluation of risks to be assumed, and a determination of the appropriate economic returns required as fair compensation for such risks.

The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity; all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

For additional information related to the Company’s risk management approach, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Assumed Risks

Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate operating losses and economic losses during an annual period. The Company’s risk appetite is expressed as the maximum operating loss and the maximum economic loss that the Board of Directors (Board) is willing to incur. The Company’s risk appetite is approved by the Board on an annual basis.

The Company manages exposure levels from multiple risk sources to provide reasonable assurance that modeled operating or economic losses are contained within the risk appetite approved by the Board. Definitions for operating and economic losses in the context of the Company’s risk management framework are included in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at March 31, 2014. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The limits approved by the Risk and Finance Committee and the actual limits deployed at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014 (2)		December 31, 2013 (2)
	Limit approved	Actual deployed	Limit approved	Actual deployed
Natural Catastrophe Risk	$2.3 billion	$1.4 billion	$2.3 billion	$1.5 billion
Long Tail Reinsurance Risk	$1.2 billion	$0.8 billion	$1.2 billion	$0.8 billion
Market Risk	$3.4 billion	$2.6 billion	$3.4 billion	$2.6 billion
Equity and equity-like sublimit	$2.8 billion	$2.0 billion	$2.8 billion	$1.8 billion
Interest Rate Risk (duration)—excess fixed income investment portfolio (1)	6.0 years	2.4 years	6.0 years	1.5 years
Default and Credit Spread Risk	$9.5 billion	$6.8 billion	$9.5 billion	$6.8 billion
Trade Credit Underwriting Risk	$0.9 billion	$0.8 billion	$0.9 billion	$0.7 billion
Longevity Risk	$2.0 billion	$1.3 billion	$2.0 billion	$1.2 billion
Pandemic Risk	$1.3 billion	$0.7 billion	$1.3 billion	$0.6 billion
Agriculture Risk	$0.3 billion	$0.1 billion	$0.3 billion	$0.1 billion
Mortgage Reinsurance Risk	$0.7 billion	$0.4 billion	$0.7 billion	$0.2 billion
Any one country sub-limit	$0.5 billion	$0.2 billion	$0.5 billion	$0.2 billion

(1)	The excess fixed income investment portfolio relates to fixed income securities included in the Company’s capital funds, which are in excess of those included in the Company’s liability funds and which support the net reinsurance liabilities.
(2)	The limits approved and the actual limits deployed in the table above are shown net of retrocession.

Natural Catastrophe Probable Maximum Loss (PML)

The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.

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

The PML estimates below include all significant exposure from our Non-life and Life and Health business operations. This includes coverage for property, marine, energy, aviation, engineering, workers’ compensation and mortality and exposure to catastrophe from insurance-linked securities. The PML estimates do not include casualty coverage that could be exposed as a result of a catastrophic event. In addition, they do not include estimates for contingent losses to insureds that are not directly impacted by the event (e.g. loss of earnings due to disruption in supply lines).

For additional information related to the Company’s natural catastrophe PML information and definitions, see Business—Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at January 1, 2014 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$908	—
U.S. Northeast	Hurricane	1,008	—
U.S. Gulf Coast	Hurricane	960	—
Caribbean	Hurricane	192	—
Europe	Windstorm	626	—
Japan	Typhoon	128	—
California	Earthquake	589	$668
British Columbia	Earthquake	214	378
Japan	Earthquake	432	466
Australia	Earthquake	332	426
New Zealand	Earthquake	203	223

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

Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates of the Company at March 31, 2014 have not changed materially compared to December 31, 2013. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2013.

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

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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

During the three months ended March 31, 2014 and 2013, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months ended March 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net Non-life prior year favorable loss development:
North America	$24	$30
Global (Non-U.S.) P&C	47	58
Global Specialty	59	60
Catastrophe	34	35

Total net Non-life prior year favorable loss development	$164	$183

The net Non-life prior year favorable loss development for the three months ended March 31, 2014 and 2013 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums (1)	$(10)	$(11)
Net prior year loss development due to all other factors (2)	174	194

Total net Non-life prior year favorable loss development	$164	$183

(1)	Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with (increases) decreases in the estimated or actual premium exposure reported by cedants.
(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.

For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information by reserving lines.

The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at March 31, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
North America	$959	$137	$2,454	$3,550	$(18)	$3,532
Global (Non-U.S.) P&C	1,336	13	1,080	2,429	(17)	2,412
Global Specialty	1,887	47	1,986	3,920	(173)	3,747
Catastrophe	370	136	125	631	(44)	587

Total Non-life reserves	$4,552	$333	$5,645	$10,530	$(252)	$10,278

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at March 31, 2014. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.

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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at March 31, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,532	$3,671	$2,900
Global (Non-U.S.) P&C	2,412	2,621	2,024
Global Specialty	3,747	3,963	3,230
Catastrophe	587	597	475

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.

Of the Company’s $10,278 million of net Non-life loss reserves at March 31, 2014, net loss reserves for accident years 2005 and prior of $705 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement.

A significant amount of judgment was used to estimate the range of potential losses related to the New Zealand Earthquakes and the Japan Earthquake, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at March 31, 2014.

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

While the Company remains cautious regarding the estimated ultimate losses from the Japan Earthquake, as time has passed the estimates received from the Company’s cedants have stabilized, paid losses have increased and the remaining complexities have been reduced.

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

During the year ended December 31, 2013, the Company cautiously reduced the additional gross reserves by $10 million to $40 million, primarily reflecting the reduced level of uncertainty associated with the Japan Earthquake in the first half of 2013. As a result of further cedant revisions to loss estimates and cedants reallocating their losses between the different New Zealand Earthquakes during the latter half of 2013, the Company determined to maintain the additional gross reserves of $40 million at March 31, 2014 and December 31, 2013 and has primarily allocated this remaining reserve to the New Zealand Earthquakes to reflect the continuing uncertainty related to these events described above. Based upon information currently available and the estimated range of potential ultimate liabilities, the Company believes that unpaid loss and loss expense reserves contemplate a reasonable provision for the remaining exposure related to the New Zealand Earthquakes and Japan Earthquake.

Life Policy Benefits

Policy benefits for life and annuity contracts relate to the business in the Company’s Life and Health segment, which predominantly includes:

•	reinsurance of longevity, subdivided into standard and non-standard annuities;

•	mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, term assurance and critical illness primarily written in the United Kingdom and Ireland, and guaranteed minimum death benefit (GMDB) business primarily written in Continental Europe; and

•	specialty accident and health business written by PartnerRe Health, including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs.

The Company categorizes life reserves into three types of reserves: case reserves, IBNR reserves and reserves for future policy benefits. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of reserves for future policy benefits have been determined based upon information reported by ceding companies, supplemented by the Company’s actuarial estimates of mortality, critical illness, persistency and future investment income, with appropriate provision to reflect uncertainty. Case reserves, IBNR reserves and reserves for future policy benefits are generally calculated at the treaty level. The Company updates its estimates for each of the aforementioned categories on a periodic basis using information received from its cedants.

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Life Policy Benefits in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the reserving methodologies employed by the Company for its longevity, mortality and accident and health lines.

The Company’s gross and net policy benefits for life and annuity contracts by reserving line at March 31, 2014 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves recorded	Ceded reserves	Total net Life and Health reserves recorded
Accident and Health	$8	$101	$—	$109	$(3)	$106
Longevity	1	219	418	638	(4)	634
Mortality	209	592	570	1,371	—	1,371

Total policy benefits for life and annuity contracts	$218	$912	$988	$2,118	$(7)	$2,111

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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At March 31, 2014, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

March 31, 2014
Fixed maturities	$561
Equities	40
Other invested assets (including certain derivatives)	103
Funds held – directly managed account	16

Total	$720

For additional information on the valuation techniques, methods and assumptions that were used by the Company to estimate the fair value of its fixed maturities, short-term investments, equities, other invested assets and investments underlying the funds held – directly managed account, see Note 4 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report. For information on the Company’s use of derivative financial instruments, see Note 5 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations—for the Three Months Ended March 31, 2014 and 2013

The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.

The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of translation of foreign currencies.

The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was weaker against most currencies, except the Japanese yen and Canadian dollar, in the three months ended March 31, 2014 compared to the same period of 2013; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the Canadian dollar, at March 31, 2014 compared to December 31, 2013.

Review of Net Income

Management analyzes the Company’s net income or loss in three parts: underwriting result, investment result and other components of net income or loss. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity method investments. Net investment income includes interest and dividends, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity method investments includes the Company’s strategic investments. Other components of net income or loss include technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.

The components of net income for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Underwriting result:
Non-life	$161	(5)%	$169
Life and Health	(1)	NM	—
Investment result:
Net investment income	117	(6)	124
Net realized and unrealized investment gains	142	520	23
Interest in earnings of equity method investments (1)	6	(16)	7
Corporate and Other:
Technical result (2)	—	NM	1
Other income (2)	(2)	NM	1
Other operating expenses	(29)	(10)	(32)
Interest expense	(12)	—	(12)
Amortization of intangible assets (3)	(7)	(1)	(7)
Net foreign exchange gains	—	(67)	2
Income tax expense	(62)	50	(42)

Net income	$313	34	$234

NM:	not meaningful
(1)	Interest in earnings or losses of equity method investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.
(2)	Technical result and other income primarily relate to income on insurance-linked securities and principal finance transactions within the Corporate and Other segment.
(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and PartnerRe Health in 2012.

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

The components of the underwriting result and combined ratio for the Non-life segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Current accident year technical result and ratio	$61	94.0%	$52	94.4%
Prior accident years technical result and ratio
Net favorable prior year loss development	164	(16.6)	183	(19.8)

Technical result and ratio, as reported	$225	77.4%	$235	74.6%
Other income	1	—	—	—
Other operating expenses	(65)	6.5	(66)	7.1

Underwriting result and combined ratio, as reported	$161	83.9%	$169	81.7%

The underwriting result for the Non-life segment decreased by $8 million (corresponding to an increase of 2.2 points in the combined ratio), from $169 million (81.7 points on the combined ratio) in the three months ended March 31, 2013 to $161 million (83.9 points on the combined ratio) in the same period of 2014. The decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the three months ended March 31, 2014 compared to the same period of 2013 was primarily attributable to:

•	Net favorable prior year loss development—a decrease of $19 million (increase of 3.2 points in the technical ratio) from $183 million (19.8 points on the technical ratio) in the three months ended March 31, 2013 to $164 million (16.6 points on the technical ratio) in the same period of 2014. The decrease in net favorable prior year loss development was due to decreases in all of the Company’s Non-life sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

This factor driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the three months ended March 31, 2014 compared to the same period of 2013 was partially offset by:

•	The current accident year technical result—an increase in the technical result primarily due to a modestly lower level of mid-sized loss activity in the North America and Catastrophe sub-segments, partially offset by an increase in the acquisition cost ratio related to new business written in the North America sub-segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $1 million, from breakeven in the three months ended March 31, 2013 to a loss of $1 million in the same period of 2014. The decrease in the Life and Health underwriting result was primarily driven by a lower level of net favorable prior year loss development, partially offset by improved profitability from the PartnerRe Health and longevity business. See Results by Segment below.

Net investment income decreased by $7 million, from $124 million in the three months ended March 31, 2013 to $117 million in the same period of 2014. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains increased by $119 million, from $23 million in the three months ended March 31, 2013 to $142 million in the same period of 2014. The net realized and unrealized investment gains of $142 million in the three months ended March 31, 2014 were primarily due to modest decreases in longer-term risk-free interest rates and slightly narrowing credit spreads. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.

Other operating expenses included in Corporate and Other decreased by $3 million, from $32 million in the three months ended March 31, 2013 to $29 million in the same period of 2014. The decrease was primarily due to lower personnel expenses.

Interest expense in the three months ended March 31, 2014 was comparable to the same period of 2013.

        Net foreign exchange gains decreased modestly from $2 million in the three months ended March 31, 2013 to breakeven in the same period of 2014. The net foreign exchange gain for the three months ended March 31, 2014 resulted primarily from the difference in the forward points embedded in the Company’s hedges, partially offset by losses arising from the impact of the Company’s hedging program. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.

Income tax expense increased by $20 million, from $42 million in the three months ended March 31, 2013 to $62 million in the same period of 2014, primarily reflecting an increase in the Company’s pre-tax net income in the three months ended March 31, 2014 compared to the same period of 2013. See Corporate and Other—Income Taxes below for more details.

Results by Segment

The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2013 and in Note 9 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

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

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Gross premiums written	$530	19%	$447
Net premiums written	527	18	446
Net premiums earned	$379	13	$333
Losses and loss expenses	(260)	8	(240)
Acquisition costs	(92)	28	(72)

Technical result (1)	$27	26	$21
Loss ratio (2)	68.6%		72.0%
Acquisition ratio (3)	24.3		21.6

Technical ratio (4)	92.9%		93.6%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.
(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.
(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.
(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums

The North America sub-segment represented 30% and 27% of total net premiums written in the three months ended March 31, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$162	31%	$104	28%	$101	23%	$99	30%
Casualty	174	33	148	39	178	40	138	41
Credit/Surety	42	8	27	7	10	2	7	2
Motor	22	4	19	5	17	4	10	3
Multiline	46	9	24	6	44	10	22	7
Property	72	14	48	13	72	16	47	14
Other	9	1	9	2	24	5	10	3

Total	$527	100%	$379	100%	$446	100%	$333	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2014 compared to the same period of 2013 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	19%	19%	14%
Foreign exchange effect	—	(1)	(1)

Increase as reported in U.S. dollars	19%	18%	13%

Gross and net premiums written increased by 19% and net premiums earned increased by 14% on a constant foreign exchange basis in the three months ended March 31, 2014 compared to the same period of 2013. The increases in gross and net premiums written were primarily attributable to the agriculture and credit/surety lines of business. The increase in the agriculture line was driven by the restructuring of a significant treaty, which resulted in the full annual premium being written in the three months ended March 31, 2014 compared to being written ratably over four quarters in 2013, and new business written, while the credit/surety line benefitted from new mortgage guaranty business. The increase in net premiums written was higher than the increase in net premiums earned due to the effect of the restructuring of the significant agriculture treaty, which was partially offset by the earning of new business written in 2013.

Technical result and technical ratio

The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Current accident year technical result and ratio	$3	99.4%	$(9)	102.6%
Prior accident years technical result and ratio
Net favorable prior year loss development	24	(6.5)	30	(9.0)

Technical result and ratio, as reported	$27	92.9%	$21	93.6%

The increase of $6 million in the technical result (and the corresponding decrease of 0.7 points in the technical ratio) in the three months ended March 31, 2014 compared to the same period of 2013 was primarily attributable to:

•	The current accident year technical result—an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to a lower level of mid-sized loss activity and normal fluctuations in profitability between periods. These increases in the technical result were partially offset by a higher acquisition cost ratio, which was driven by new business written in the credit/surety and property lines of business and generally increased pressure on terms and conditions during the recent January 1 renewals.

This factor driving the increase in the technical result in the three months ended March 31, 2014 compared to the same period of 2013 was partially offset by:

•

Net favorable prior year loss development—a decrease of $6 million (increase of 2.5 points in the technical ratio) from $30 million (9.0 points on the technical ratio) in the three months ended March 31, 2013 to $24 million (6.5 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended March 31, 2014 was driven primarily by the casualty line, while the multiline, motor and agriculture lines experienced combined adverse loss development for prior accident years of $17 million. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the agriculture and multiline lines experienced combined adverse loss development for prior accident years of $16 million.

Global (Non-U.S.) P&C

The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 77% of net premiums written in the three months ended March 31, 2014 and 2013, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Gross premiums written	$364	(2)%	$372
Net premiums written	361	(2)	368
Net premiums earned	$179	8	$166
Losses and loss expenses	(94)	41	(67)
Acquisition costs	(54)	8	(50)

Technical result	$31	(36)	$49
Loss ratio	52.4%		40.4%
Acquisition ratio	30.1		30.1

Technical ratio	82.5%		70.5%

Premiums

The Global (Non-U.S.) P&C sub-segment represented 21% and 23% of total net premiums written in the three months ended March 31, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$35	10%	$15	9%	$39	10%	$18	10%
Motor	133	37	74	41	125	34	48	29
Property	193	53	90	50	204	56	100	61

Total	$361	100%	$179	100%	$368	100%	$166	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2014 compared to the same period of 2013 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
(Decrease) increase in original currency	(3)%	(3)%	10%
Foreign exchange effect	1	1	(2)

(Decrease) increase as reported in U.S. dollars	(2)%	(2)%	8%

Gross and net premiums written decreased by 3% and net premiums earned increased by 10% on a constant foreign exchange basis in the three months ended March 31, 2014 compared to the same period of 2013. The decreases in gross and net premiums written resulted primarily from increased retentions and share decreases by cedants and cancellations due to reductions in pricing in the property line, and were partially offset by new business written in the motor line. The increase in net premiums earned compared to the decreases in gross and net premiums written was driven by the earning of the new motor business written in 2013.

Technical result and technical ratio

The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Current accident year technical result and ratio	$(16)	108.5%	$(9)	105.3%
Prior accident years technical result and ratio
Net favorable prior year loss development	47	(26.0)	58	(34.8)

Technical result and ratio, as reported	$31	82.5%	$49	70.5%

The decrease of $18 million in the technical result (and the corresponding increase of 12.0 points in the technical ratio) in the three months ended March 31, 2014 compared to the same period of 2013 was primarily attributable to:

•	Net favorable prior year loss development—a decrease of $11 million (increase of 8.8 points in the technical ratio) from $58 million (34.8 points on the technical ratio) in the three months ended March 31, 2013 to $47 million (26.0 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended March 31, 2014 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by all lines of business, with the property line being the most pronounced and included favorable loss emergence related to certain catastrophic and large loss events.

•	The current accident year technical result—a decrease in the technical result (and a corresponding increase in the technical ratio) due to higher downward premium adjustments and a modestly higher level of mid-sized loss activity in the three months ended March 31, 2014 compared to the same period of 2013, partially offset by normal fluctuations in profitability between periods.

Global Specialty

The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Gross premiums written	$479	8%	$445
Net premiums written	389	8	361
Net premiums earned	$355	5	$337
Losses and loss expenses	(201)	9	(184)
Acquisition costs	(79)	5	(75)

Technical result	$75	(4)	$78
Loss ratio	56.6%		54.6%
Acquisition ratio	22.4		22.4

Technical ratio	79.0%		77.0%

Premiums

The Global Specialty sub-segment represented 23% and 22% of total net premiums written in the three months ended March 31, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$49	13%	$26	8%	$35	10%	$19	6%
Aviation/Space	32	8	46	13	37	10	46	14
Credit/Surety	76	19	69	19	76	21	67	20
Energy	11	3	19	5	15	4	25	7
Engineering	40	10	46	13	44	12	48	14
Marine	63	16	67	19	73	20	72	21
Multiline	38	10	15	4	11	3	1	—
Specialty casualty	52	14	31	9	50	14	24	7
Specialty property	24	6	36	10	20	6	36	11
Other	4	1	—	—	—	—	(1)	—

Total	$389	100%	$355	100%	$361	100%	$337	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2014 compared to the same period of 2013 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	8%	8%	6%
Foreign exchange effect	—	—	(1)

Increase as reported in U.S. dollars	8%	8%	5%

Gross and net premiums written increased by 8% and net premiums earned increased by 6% on a constant foreign exchange basis in the three months ended March 31, 2014 compared to the same period of 2013. The increases in gross and net premiums written were primarily driven by new business written and share increases in the multiline line of business and new business and timing differences between periods in the agriculture line of business. These increases in gross and net premiums written were partially offset by decreases in various other lines of business due to increased retentions by cedants and cancellations due to reductions in pricing. The increase in net premiums earned was primarily driven by the earning of new business written in 2013.

Technical result and technical ratio

The following table provides the components of the technical result and ratio for this sub-segment for the three months ended March 31, 2014 and 2013 (in millions of U.S. dollars):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Current accident year technical result and ratio	$16	95.7%	$18	94.9%
Prior accident years technical result and ratio
Net favorable prior year loss development	59	(16.7)	60	(17.9)

Technical result and ratio, as reported	$75	79.0%	$78	77.0%

The decrease of $3 million in the technical result (and the corresponding increase of 2.0 points in the technical ratio) in the three months ended March 31, 2014 compared to the same period of 2013 was primarily attributable to a modest decrease in the current accident year technical result (and corresponding increase in the technical ratio) due to normal fluctuations in profitability between periods.

Net favorable prior year loss development of $59 million (16.7 points on the technical ratio) in the three months ended March 31, 2014 was comparable to $60 million (17.9 points on the technical ratio) in the three months ended March 31, 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2014 was driven by most lines of business, predominantly the marine and aviation/space lines, while the credit/surety line experienced adverse loss development of $15 million. The net favorable loss development for prior accident years in the three months ended March 31, 2013 was driven by most lines of business, predominantly the credit/surety and aviation/space lines, while the energy, agriculture and engineering lines experienced combined adverse loss development for prior accident years of $13 million.

Catastrophe

The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for both the three months ended March 31, 2014 and 2013 included no catastrophic loss activity.

The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2014 and 2013 (in millions of U.S. dollars) were as follows:

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Gross premiums written	$210	(12)%	$238
Net premiums written	179	(15)	211
Net premiums earned	$79	(9)	$87
Losses and loss expenses	21	89	11
Acquisition costs	(8)	(25)	(11)

Technical result	$92	5	$87
Loss ratio	(26.5)%		(12.8)%
Acquisition ratio	10.1		12.3

Technical ratio	(16.4)%		(0.5)%

Premiums

The Catastrophe sub-segment represented 10% and 13% of total net premiums written in the three months ended March 31, 2014 and 2013, respectively.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2014 compared to the same period of 2013 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(11)%	(14)%	(6)%
Foreign exchange effect	(1)	(1)	(3)

Decrease as reported in U.S. dollars	(12)%	(15)%	(9)%

Gross and net premiums written and net premiums earned decreased by 11%, 14% and 6% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2014 compared to the same period of 2013. The decreases in gross and net premiums written and net premiums earned were primarily driven by cancellations and non-renewals due to reductions in pricing and the restructuring of certain treaties, which were partially offset by new business written. The decrease in net premiums earned was lower than the decrease in net premiums written as the reduction in net premiums written is yet to be reflected in net premiums earned.

Technical result and technical ratio

The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Current accident year technical result and ratio	$58	26.6%	$52	39.6%
Prior accident years technical result and ratio
Net favorable prior year loss development	34	(43.0)	35	(40.1)

Technical result and ratio, as reported	$92	(16.4)%	$87	(0.5)%

The increase of $5 million in the technical result (and the corresponding decrease of 15.9 points in the technical ratio) in the three months ended March 31, 2014 compared to the same period of 2013 was primarily attributable to an increase in the current accident year technical result (and the corresponding decrease in the technical ratio) due to a modestly lower level of mid-sized loss activity and normal fluctuations in profitability.

Net favorable prior year loss development of $34 million (43.0 points on the technical ratio) in the three months ended March 31, 2014 was comparable to $35 million (40.1 points on the technical ratio) in the three months ended March 31, 2013. The net favorable loss development for prior accident years in the three months ended March 31, 2014 and 2013 was primarily due to favorable loss emergence.

Life and Health Segment

The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and, following the acquisition of PartnerRe Health on December 31, 2012, accident and health business written in the U.S. At the time of the acquisition, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third party insurance companies. As a result, this transition affects the period over period comparability with increased gross and net premiums written and net premiums earned and reduced MGA fee income, which is recorded in Other income, in the three months ended March 31, 2014 compared to the same period of 2013.

The components of the allocated underwriting result for this segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Gross premiums written	$289	14%	$254
Net premiums written	282	13	249
Net premiums earned	$262	17	$224
Life policy benefits	(215)	18	(182)
Acquisition costs	(32)	19	(27)

Technical result	$15	(3)	$15
Other income	1	(55)	3
Other operating expenses	(17)	1	(18)
Net investment income	15	(4)	16

Allocated underwriting result (1)	$14	(17)	$16

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

Premiums

The Life and Health segment represented 16% and 15% of total net premiums written in the three months ended March 31, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this segment for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$46	16%	$45	17%	$30	12%	$30	13%
Longevity	69	25	70	27	63	25	63	28
Mortality	167	59	147	56	156	63	131	59

Total	$282	100%	$262	100%	$249	100%	$224	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2014 compared to the same period of 2013 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	12%	12%	15%
Foreign exchange effect	2	1	2

Increase as reported in U.S. dollars	14%	13%	17%

Gross and net premiums written increased by 12% and net premiums earned increased by 15% on a constant foreign exchange basis in the three months ended March 31, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were due to increases in all lines of business, most notably in the accident and health and mortality lines. The increase in the accident and health line was primarily driven by PartnerRe Health’s business, due to its continuing transition from an MGA to a carrier, as described above, and new opportunities arising from the implementation of the Patient Protection and Affordable Care Act. The increase in the mortality line was driven by new business.

Allocated underwriting result

The allocated underwriting result decreased by $2 million, from $16 million in the three months ended March 31, 2013 to $14 million in the same period of 2014. The decrease was primarily driven by a lower level of net favorable prior year loss development in the three months ended March 31, 2014 compared to the same period of 2013. These factors driving the decrease in the allocated underwriting result were partially offset by improved profitability from the PartnerRe Health and longevity business.

The decrease in net favorable prior year loss development of $5 million resulted from net favorable loss development of $3 million in the three months ended March 31, 2014 compared to net favorable loss development of $8 million in the same period of 2013. The net favorable prior year loss development of $3 million during the three months ended March 31, 2014 was primarily related to the GMDB business, driven by improvements in the capital markets and favorable actual versus expected claims paid experience, and PartnerRe Health’s business. This favorable prior year loss development was partially offset by increased claims activity reported by cedants related to certain short-term mortality business. The net favorable prior year loss development of $8 million in the three months ended March 31, 2013 was primarily related to the GMDB business due to an improvement in the capital markets, and certain other short-term treaties in the mortality line of business.

Premium Distribution by Line of Business

The distribution of net premiums written by line of business for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Non-life
Property and casualty
Casualty	12%	13%
Motor	9	9
Multiline and other	5	5
Property	15	17
Specialty
Agriculture	12	8
Aviation / Space	2	2
Catastrophe	10	13
Credit / Surety	7	5
Energy	1	1
Engineering	2	3
Marine	4	5
Specialty casualty	3	3
Specialty property	2	1
Life and Health	16	15

Total	100%	100%

The changes in the distribution of net premiums written by line of business between the three months ended March 31, 2014 and the same period of 2013 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•	Property: the decrease in the distribution of net premiums written in the three months ended March 31, 2014 compared to the same period of 2013 was primarily driven by more significant increases in other lines of business relative to property premiums, which decreased modestly.

•	Agriculture: the increase in the distribution of net premiums written in the three months ended March 31, 2014 compared to the same period of 2013 was primarily driven by a restructuring of a significant treaty and new business written in the North America sub-segment and new business and timing differences between periods in the agriculture line of business in the Global Specialty sub-segment.

•	Catastrophe: the decrease in the distribution of net premiums written in the three months ended March 31, 2014 compared to the same period of 2013 was driven by cancellations and non-renewals due to reductions in pricing and the restructuring of certain treaties, which were partially offset by new business written.

•	Credit/Surety: the increase in the distribution of net premiums written in the three months ended March 31, 2014 compared to the same period of 2013 was driven by new mortgage guaranty business written in the North America sub-segment.

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

The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Non-life segment
Proportional	50%	46%
Non-proportional	30	35
Facultative	5	4
Life and Health segment
Proportional	12	11
Non-proportional	3	4

Total	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.

The changes in the distribution of gross premiums written by reinsurance type between the three months ended March 31, 2014 and the same period of 2013 primarily reflect a shift from non-proportional business to proportional business in the Non-life segment. This shift was mainly driven by an increase in gross premiums written in the agriculture line of business in the North America sub-segment, which is predominantly written on a proportional basis, related to the restructuring of a significant treaty, and new proportional business written in the multiline line of business in the Global Specialty sub-segment.

Premium Distribution by Geographic Region

The geographic distribution of gross premiums written based on the location of the underlying risk for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Asia, Australia and New Zealand	9%	9%
Europe	45	46
Latin America, Caribbean and Africa	8	9
North America	38	36

Total	100%	100%

The increase in the distribution of gross premiums written in North America during the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to an increase in gross premiums written in the Company’s North America Non-life sub-segment, mainly driven by the agriculture line, as described above.

Premium Distribution by Production Source

The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2014 and 2013 was as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Broker	71%	71%
Direct	29	29

Total	100%	100%

The percentage of gross premiums written through brokers in the three months ended March 31, 2014 was comparable to the same period of 2013.

Corporate and Other

Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.

Net Investment Income

Net investment income by asset source for the three months ended March 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Fixed maturities	$111	(4)%	$116
Short-term investments, cash and cash equivalents	—	(69)	1
Equities	7	49	5
Funds held and other	8	(10)	9
Funds held – directly managed	4	(32)	6
Investment expenses	(13)	6	(13)

Net investment income	$117	(6)	$124

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

Net investment income decreased in the three months ended March 31, 2014 compared to the same period of 2013 due to:

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

The components of net realized and unrealized investment gains for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net realized investment gains on fixed maturities and short-term investments	$25	$42
Net realized investment gains on equities	1	19
Net realized investment gains on other invested assets	10	11
Change in net unrealized investment losses on other invested assets	(26)	(22)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	120	(71)
Change in net unrealized investment gains on equities	10	50
Net other realized and unrealized investment gains (losses)	1	(1)
Net realized and unrealized investment gains (losses) on funds held – directly managed	1	(5)

Net realized and unrealized investment gains	$142	$23

Net realized and unrealized investment gains increased by $119 million, from $23 million in the three months ended March 31, 2013 to $142 million in the same period of 2014. The net realized and unrealized investment gains of $142 million in the three months ended March 31, 2014 were primarily due to modest decreases in longer-term risk-free interest rates, slightly narrowing credit spreads and modest improvements in worldwide equity markets, which were partially offset by unrealized losses on treasury note futures. Net realized and unrealized investment gains were $23 million in the three months ended March 31, 2013 and were primarily due to growth in worldwide equity markets, which were partially offset by modest increases in U.S. and European risk-free interest rates and modest widening of credit spreads.

Net realized gains and the change in net unrealized investment losses on other invested assets were a combined loss of $16 million in the three months ended March 31, 2014 and primarily related to treasury note futures. Net realized gains and the change in net unrealized investment losses on other invested assets were a combined loss of $11 million in the three months ended March 31, 2013 and primarily related to net realized and unrealized losses on treasury note futures and certain non-publicly traded investments.

Net realized and unrealized investment gains (losses) on funds held – directly managed of $1 million gain and $5 million loss in the three months ended March 31, 2014 and 2013, respectively, primarily related to the change in net realized and unrealized investment gains and losses on fixed maturities and short-term investments in the segregated investment portfolio underlying the funds held – directly managed account and were driven by changes in risk-free interest rates.

Other Operating Expenses

The Company’s total other operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	% Change	For the three months ended March 31, 2013
Other operating expenses	$111	(4)%	$116

Other operating expenses represent 8.9% and 10.1% of net premiums earned (Non-life and Life and Health) for the three months ended March 31, 2014 and 2013, respectively. Other operating expenses included in Corporate and Other were $29 million and $32 million, of which $28 million and $30 million are related to corporate activities for the three months ended March 31, 2014 and 2013, respectively.

Other operating expenses decreased by $5 million, or 4%, from $116 million in the three months ended March 31, 2013 to $111 million in the same period of 2014 primarily due to lower information technology and facilities costs.

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

The Company’s income tax expense and effective income tax rate for the three months ended March 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Income tax expense	$62	$42
Effective income tax rate	16.6%	15.1%

Income tax expense and the effective income tax rate during the three months ended March 31, 2014 were $62 million and 16.6%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and net realized and unrealized investment gains. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophe losses, net favorable prior year loss development and net realized and unrealized investment gains.

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

Investments

Investment philosophy

The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s total invested assets (including funds held – directly managed) at March 31, 2014 and December 31, 2013 were split between liability and capital funds as follows (in millions of U.S. dollars):

	March 31, 2014	% of Total Invested Assets	December 31, 2013	% of Total Invested Assets
Liability funds	$10,250	58%	$10,366	59%
Capital funds	7,330	42	7,118	41

Total invested assets	$17,580	100%	$17,484	100%

The increase of $96 million in total invested assets at March 31, 2014 compared to December 31, 2013 was primarily related to an increase in fixed maturities which was partially offset by a decrease in cash and cash equivalents. The increase in fixed maturities was primarily related to modest decreases in longer-term risk-free interest rates and the reinvestment of net investment income. The decrease in cash and cash equivalents was primarily related to payments for the Company’s share repurchases, dividends and taxes, which were partially offset by cash flow provided by underwriting activities.

The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at March 31, 2014 compared to December 31, 2013 was primarily driven by an increase in net reinsurance assets related to business written during the three months ended March 31, 2014.

The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The increase in the capital funds at March 31, 2014 compared to December 31, 2013 was primarily driven by the increase in total invested assets and decrease in liability funds, as described above. At March 31, 2014, approximately 61% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

Overview

Total investments and cash (excluding the funds held – directly managed account) were $16.7 billion at March 31, 2014 compared to $16.6 billion at December 31, 2013. The major factors contributing to the increase in the three months ended March 31, 2014 were:

•	an increase in net payable for securities purchased of $146 million;

•	net realized and unrealized gains related to the investment portfolio of $141 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $145 million, primarily reflecting modest decreases in longer-term risk-free interest rates and narrowing credit spreads, and an increase in the equity portfolio of $11 million, which were partially offset by a decrease in other invested assets of $16 million driven by losses on treasury note futures (see discussion related to duration below); and

•	net cash provided by operating activities of $79 million; partially offset by

•	a net decrease of $174 million, due to the repurchase of common shares of $180 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $6 million;

•	dividend payments on common and preferred shares totaling $49 million; and

•	various other factors which net to approximately $39 million, the largest being the amortization of net premium on investments.

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

At March 31, 2014, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Average credit quality	A	A
Average yield to maturity	2.5%	2.5%
Expected average duration	3.2 years	3.0 years

The average credit quality and the average yield to maturity at March 31, 2014 were comparable to December 31, 2013.

The expected average duration on fixed maturities, short-term investments and cash and cash equivalents increased to 3.2 years at March 31, 2014 compared to 3.0 years at December 31, 2013 primarily due to increases in shorter-term risk-free interest rates. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.1 years to 3.2 years at March 31, 2014, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.

The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 1.7% in the three months ended March 31, 2014 compared to 1.0% in the same period of 2013. The total accounting return in the three months ended March 31, 2014 was mainly due to modest decreases in longer-term risk-free interest rates, narrowing credit spreads and modest improvements in equity markets. The total accounting return in the three months ended March 31, 2013 was mainly due to growth in equity markets which were partially offset by modest increases in U.S. and European risk-free interest rates.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at March 31, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,851	$1,850	$—	$1,850	$—	$—	$—
U.S. government sponsored enterprises	17	16	—	16	—	—	—
U.S. states, territories and municipalities	126	130	8	6	—	—	116
Non-U.S. sovereign government, supranational and government related	2,248	2,332	972	1,255	95	10	—
Corporate	5,750	5,989	221	487	2,576	2,271	434
Asset-backed securities	1,132	1,151	296	215	153	2	485
Residential mortgage-backed securities	2,395	2,385	328	1,989	52	—	16
Other mortgage-backed securities	44	45	17	15	10	1	2

Fixed maturities	13,563	13,898	1,842	5,833	2,886	2,284	1,053
Short-term investments	29	29	6	4	—	15	4

Total fixed maturities and short-term investments	$13,592	$13,927	$1,848	$5,837	$2,886	$2,299	$1,057
Equities	1,028	1,250

Total	$14,620	$15,177

% of Total fixed maturities and short-term investments			13%	42%	21%	16%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

The increase of $0.3 billion in the fair value of the Company’s fixed maturities from $13.6 billion at December 31, 2013 to $13.9 billion at March 31, 2014 primarily reflects decreases in longer-term risk-free interest rates and the reinvestment of net investment income. At March 31, 2014, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2013 as the Company decreased its holdings of corporate bonds (primarily due to narrowing credit spreads) and increased its holdings of U.S. government securities and residential mortgage-backed securities.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known). At March 31, 2014, 63% of this category was rated AA with the remaining 37%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at March 31, 2014 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	Credit Rating (1)
March 31, 2014					AAA	AA	A	BBB
Non-European Union
Canada	$119	$—	$333	$452	$192	$165	$95	$—
New Zealand	101	—	—	101	—	101	—	—
Singapore	98	—	—	98	98	—	—	—
All Other	38	—	—	38	7	21	—	10

Total Non-European Union	$356	$—	$333	$689	$297	$287	$95	$10
European Union
France	$437	$—	$18	$455	$—	$455	$—	$—
Germany	367	—	—	367	367	—	—	—
Netherlands	229	—	—	229	227	2	—	—
Belgium	223	—	—	223	—	223	—	—
Austria	198	—	—	198	—	198	—	—
Supranational	—	117	—	117	27	90	—	—
All Other	54	—	—	54	54	—	—	—

Total European Union	$1,508	$117	$18	$1,643	$675	$968	$—	$—

Total	$1,864	$117	$351	$2,332	$972	$1,255	$95	$10
% of Total	80%	5%	15%	100%	42%	54%	4%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At March 31, 2014, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at March 31, 2014 were as follows (in millions of U.S. dollars):

March 31, 2014	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,055	$407	$1,462	24%
Consumer noncyclical	591	234	825	14
Communications	427	382	809	14
Utilities	302	277	579	10
Energy	228	277	505	8
Industrials	343	135	478	8
Consumer cyclical	322	43	365	6
Insurance	247	39	286	5
Basic materials	77	114	191	3
Government guaranteed corporate debt	—	144	144	2
Real estate investment trusts	126	8	134	2
Technology	118	—	118	2
All Other	3	90	93	2

Total	$3,839	$2,150	$5,989	100%
% of Total	64%	36%	100%

At March 31, 2014, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At March 31, 2014, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (7% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). Within the finance sector, substantially all (more than 99%) corporate bonds were rated investment grade and 78% were rated A- or better at March 31, 2014.

At March 31, 2014, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

March 31, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
United Kingdom	$—	$131	$459	$590
Netherlands	14	30	167	211
France	—	31	144	175
Spain	—	35	99	134
Germany	98	8	5	111
Italy	—	17	86	103
Luxembourg	—	—	83	83
All Other	—	18	77	95

Total	$112	$270	$1,120	$1,502
% of Total	7%	18%	75%	100%

At March 31, 2014, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $71 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at March 31, 2014 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
March 31, 2014	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Total Fair Value
Asset-backed securities
U.S.	$—	$—	$139	$138	$106	$1	$464	$848
Non-U.S.	—	—	157	77	47	1	21	303

Asset-backed securities	$—	$—	$296	$215	$153	$2	$485	$1,151
Residential mortgaged-backed securities
U.S.	$458	$1,463	$4	$—	$—	$—	$16	$1,941
Non-U.S.	—	—	324	68	52	—	—	444

Residential mortgaged-backed securities	$458	$1,463	$328	$68	$52	$—	$16	$2,385
Other mortgaged-backed securities
U.S.	$6	$—	$8	$9	$10	$1	$2	$36
Non-U.S.	—	—	9	—	—	—	—	9

Other mortgaged-backed securities	$6	$—	$17	$9	$10	$1	$2	$45
Total	$464	$1,463	$641	$292	$215	$3	$503	$3,581
% of Total	13%	41%	18%	8%	6%	—%	14%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
(2)	GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.
(3)	GSEs, or government sponsored enterprises, includes securities that are issued by U.S. government agencies, such as Freddie Mac and Fannie Mae.

Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at March 31, 2014, other than $18 million of investments in distressed asset vehicles (included in Other invested assets). At March 31, 2014, the Company’s U.S. residential mortgage-backed securities included approximately $3 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.

Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At March 31, 2014, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2014	U.S. Government	Non-U.S. Government	Corporate	Total Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Country
Spain	$—	$—	$9	$9	$—	$—	$—	$9	$—
Netherlands	—	—	6	6	—	—	—	6	—
Australia	—	5	—	5	5	—	—	—	—
All Other	4	1	4	9	1	4	—	—	4

Total	$4	$6	$19	$29	$6	$4	$—	$15	$4
% of Total	14%	20%	66%	100%	20%	14%	—%	52%	14%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.

Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at March 31, 2014 were as follows (in millions of U.S. dollars):

March 31, 2014	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$197	19%
Energy	160	15
Insurance	136	13
Finance	130	13
Consumer noncyclical	113	11
Communications	86	8
Technology	63	6
All Other	152	15

Total	$1,037	100%

Mutual funds and exchange traded funds
Funds holding fixed income securities	188
Funds and ETFs holding equities	25

Total equities	$1,250

At March 31, 2014, the Company’s “insurance sector” equities included an investment of $113 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.

At March 31, 2014, U.S. issuers represented 62% of the publicly traded common stocks and ETFs. At March 31, 2014, the ten largest common stocks accounted for 27% of equities (excluding equities held in ETFs and funds holding fixed income securities). At March 31, 2014, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At March 31, 2014, approximately 96% (or $180 million) of the funds holding fixed income securities were emerging markets funds. At March 31, 2014, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution

The distribution of fixed maturities and short-term investments at March 31, 2014, by contractual maturity date, was as follows (in millions of U.S. dollars):

March 31, 2014	Cost	Fair Value
One year or less	$379	$383
More than one year through five years	5,203	5,359
More than five years through ten years	3,711	3,806
More than ten years	728	798

Subtotal	10,021	10,346
Mortgage/asset-backed securities	3,571	3,581

Total	$13,592	$13,927

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Other Invested Assets

The Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at March 31, 2014 were as follows (in millions of U.S. dollars):

March 31, 2014	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$181	$	n/a
Asset-backed securities (including annuities and residuals)	38		n/a
Notes and loan receivables and notes securitizations	42		n/a
Total return swaps	—		43
Interest rate swaps (2)	(6)		202
Insurance-linked securities (3)	(1)		170
Futures contracts	19		3,272
Foreign exchange forward contracts	(1)		2,270
Foreign currency option contracts	—		104
TBAs	(1)		143
Other	31		n/a

Total	$302

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting and fair value accounting.
(2)	The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.
(3)	Insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

At March 31, 2014, the Company’s strategic investments included $181 million of investments classified in other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, notes and loan receivables, notes securitizations and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in other invested assets, strategic investments of $152 million are recorded in equities at March 31, 2014.

At March 31, 2014, the Company’s principal finance activities included $97 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return and interest rate swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2014, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.

Although the Company has not entered into any credit default swaps at March 31, 2014, the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.

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

At March 31, 2014, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $3 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I of this report).

Funds Held – Directly Managed

For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at March 31, 2014 is discussed below.

At March 31, 2014, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Average credit quality	AA	AA
Average yield to maturity	1.2%	1.2%
Expected average duration	3.3 years	2.9 years

The increase in the expected average duration of fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at March 31, 2014 compared to December 31, 2013, was primarily due to increases in shorter-term risk-free interest rates. The average credit quality and the average yield to maturity of the fixed maturities underlying the funds held – directly managed account at March 31, 2014 were comparable to December 31, 2013.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at March 31, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$103	$104	$—	$104	$—	$—
U.S. government sponsored enterprises	47	50	—	50	—	—
Non-U.S. sovereign government, supranational and government related	173	179	51	100	28	—
Corporate	234	245	34	80	94	37

Fixed maturities	557	578	85	334	122	37
Short-term investments	3	3	3	—	—	—

Total fixed maturities and short-term investments	560	581	$88	$334	$122	$37
Other invested assets	28	15

Total	$588	$596

% of Total fixed maturities and short-term investments			15%	58%	21%	6%

(1)	Cost is amortized cost for fixed maturities and short-term investments.
(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

The increase in the fair value of the investment portfolio underlying the funds held – directly managed account from $561 million at December 31, 2013 to $596 million at March 31, 2014 was primarily related to the investment of a portion of the cash and cash equivalents that underlie the funds held – directly managed account.

The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At March 31, 2014, 82% of this category was rated AA with the remaining 18%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at March 31, 2014 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2014	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Total Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$72	$75	$23	$29	$23
All Other	—	3	—	3	3	—	—

Total Non-European Union	$3	$3	$72	$78	$26	$29	$23

European Union
France	$14	$—	$27	$41	$—	41	$—
Belgium	19	—	—	19	—	19	—
All Other	7	33	1	41	25	11	5

Total European Union	$40	$33	$28	$101	$25	$71	$5

Total	$43	$36	$100	$179	$51	$100	$28
% of Total	24%	20%	56%	100%	28%	56%	16%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At March 31, 2014, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at March 31, 2014 were as follows (in millions of U.S. dollars):

March 31, 2014	U.S.	Foreign	Total Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$10	$77	$87	35%
Consumer noncyclical	34	9	43	18
Energy	6	29	35	14
Utilities	6	16	22	9
Basic materials	7	9	16	6
Communications	5	9	14	6
Consumer cyclical	7	2	9	4
Government guaranteed corporate debt	—	8	8	3
All Other	10	1	11	5

Total	$85	$160	$245	100%
% of Total	35%	65%	100%

At March 31, 2014, other than the U.S., France, the Netherlands and the U.K., which accounted for 35%, 15%, 12% and 11% respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At March 31, 2014, the ten largest issuers accounted for 33% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 5% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At March 31, 2014, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At March 31, 2014, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

March 31, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Total Fair Value
European Union
France	$—	$17	$19	$36
Netherlands	—	14	16	30
United Kingdom	—	15	13	28
Germany	8	—	2	10
All Other	—	9	6	15

Total	$8	$55	$56	$119
% of Total	7%	46%	47%	100%

At March 31, 2014, corporate bonds underlying the funds held – directly managed account included less than $6 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).

Other invested assets underlying the funds held – directly managed account consist primarily of real estate fund investments.

Maturity Distribution

The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2014, by contractual maturity date was as follows (in millions of U.S. dollars):

March 31, 2014	Cost	Fair Value
One year or less	$98	$99
More than one year through five years	285	298
More than five years through ten years	150	157
More than ten years	27	27

Total	$560	$581

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

European Exposures

For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources—Investments—European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the three months ended March 31, 2014.

The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company’s exposure to the European sovereign debt crisis.

Funds Held by Reinsured Companies (Cedants)

In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at March 31, 2014 have not changed significantly since December 31, 2013. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2014.

At March 31, 2014 and December 31, 2013, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	March 31, 2014	December 31, 2013
Gross Non-life reserves for unpaid losses and loss expenses	$10,530	$10,646
Net Non-life reserves for unpaid losses and loss expenses	10,278	10,379
Net reserves guaranteed by Colisée Re	705	727

The net Non-life reserves for unpaid losses and loss expenses at March 31, 2014 and December 31, 2013 include $705 million and $727 million of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement).

The net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2014 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2014
Net liability at December 31, 2013	$10,379
Net incurred losses related to:
Current year	698
Prior years	(164)

534
Change in Paris Re Reserve Agreement	(11)
Net paid losses	(635)
Effects of foreign exchange rate changes	11

Net liability at March 31, 2014	$10,278

The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,379 million at December 31, 2013 to $10,278 million at March 31, 2014 primarily reflects the payment of losses which was partially offset by net incurred losses during the three months ended March 31, 2014.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

Policy Benefits for Life and Annuity Contracts

At March 31, 2014 and December 31, 2013, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	March 31, 2014	December 31, 2013
Gross policy benefits for life and annuity contracts	$2,118	$1,974
Net policy benefits for life and annuity contracts	2,111	1,967

The net policy benefits for life and annuity contracts for the three months ended March 31, 2014 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2014
Net liability at December 31, 2013	$1,967
Net incurred losses related to:
Current year	219
Prior years	(3)

216
Net paid losses	(75)
Effects of foreign exchange rate changes	3

Net liability at March 31, 2014	$2,111

The increase in net policy benefits for life and annuity contracts from $1,967 million at December 31, 2013 to $2,111 million at March 31, 2014 is primarily due to net incurred losses, which were partially offset by paid losses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior years’ reserve developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Reinsurance Recoverable on Paid and Unpaid Losses

The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.

Contractual Obligations and Commitments

In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Other than the commutation of one significant treaty accounted for using deposit accounting, the Company’s contractual obligations at March 31, 2014 have not changed materially compared to December 31, 2013.

Shareholders’ Equity and Capital Resources Management

Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $6.8 billion at March 31, 2014, a 1% increase compared to $6.7 billion at December 31, 2013. The major factors contributing to the increase in shareholders’ equity during the three months ended March 31, 2014 were:

•	comprehensive income of $294 million, which was primarily related to net income of $310 million and was partially offset by the change in the currency translation adjustment of $15 million; partially offset by

•	a net decrease of $174 million, due to the repurchase of common shares of $180 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $6 million; and

•	dividend payments of $49 million related to the Company’s common and preferred shares.

See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2014.

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

Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. For a discussion related to growth in Diluted Tangible Book Value per Share plus dividends see Key Financial Measures above.

The capital structure of the Company at March 31, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	March 31, 2014		December 31, 2013
Capital Structure:
Senior notes (1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	5,927	78	5,856	78

Total Capital	$7,594	100%	$7,523	100%

(1)	PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.
(2)	PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

The increase in total capital during the three months ended March 31, 2014 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.

Indebtedness

There was no change in the Company’s indebtedness at March 31, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2014. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness.

Shareholders’ Equity

Share Repurchases

In September 2013, the Board approved a new share repurchase authorization of up to a total of 6 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At March 31, 2014, the Company had approximately 3.1 million common shares remaining under its current share repurchase authorization and approximately 36.0 million common shares were held in treasury and are available for reissuance.

During the three months ended March 31, 2014, the Company repurchased approximately 1.8 million of its common shares under its authorized share repurchase program at a total cost of $180 million, representing an average cost of $99.76 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2013 of approximately 9%.

Subsequently, during the period from April 1, 2014 to April 29, 2014, the Company repurchased 0.5 million common shares at a total cost of $51 million, representing an average cost of $102.55 per share. Following these repurchases, the Company had approximately 2.6 million common shares remaining under its current share repurchase authorization and approximately 36.4 million common shares are held in treasury and are available for reissuance.

Liquidity

Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2014 and December 31, 2013, cash and cash equivalents were $1.3 billion and $1.5 billion, respectively. The decrease in cash and cash equivalents was primarily due to the Company’s share repurchases, dividend payments and taxes paid, which were partially offset by net cash provided by underwriting activities.

Net cash provided by operating activities decreased to $79 million in the three months ended March 31, 2014 from $115 million in same period of 2013. The decrease was primarily due to higher taxes paid and modestly lower net investment income, which were partially offset by higher underwriting cash flows.

Net cash used in investing activities was $71 million in the three months ended March 31, 2014 compared to net cash provided by investing activities of $289 million in the same period of 2013. The net cash used in investing activities in the three months ended March 31, 2014 primarily reflects the reinvestment of net cash flows from operating activities.

Net cash used in financing activities was $232 million in the three months ended March 31, 2014 compared to $224 million in the same period of 2013. Net cash used in financing activities in the three months ended March 31, 2014 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares. Net cash used in financing activities in the three months ended March 31, 2013 was related to the Company’s redemption of the Series C preferred shares, share repurchases and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares.

At March 31, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by Partner Reinsurance Company Ltd. is subject to prior regulatory approval through December 31, 2014.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.7 billion at March 31, 2014, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.1 billion.

Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at March 31, 2014 compared to December 31, 2013. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Credit Agreements

In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. The Company’s credit facilities have not changed significantly since December 31, 2013. See Credit Agreements in Item 7 of Part II and Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information related to the credit facilities available to the Company.

Currency

See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the three months ended March 31, 2014 and 2013.

The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $15 million during the three months ended March 31, 2014 primarily due to the translation of the Company’s branches with a Canadian dollar functional currency.

The reconciliation of the currency translation adjustment for the three months ended March 31, 2014 was as follows (in millions of U.S. dollars):

For the three months ended March 31, 2014
Currency translation adjustment at December 31, 2013	$1
Change in currency translation adjustment included in other comprehensive loss	(15)

Currency translation adjustment at March 31, 2014	$(14)

From time to time, the Company enters into net investment hedges. At March 31, 2014, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.

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

Overview

Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion of market risks at March 31, 2014 focuses only on material changes from December 31, 2013 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk

The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,981	6%	$15,495	3%	$15,009	$14,523	(3)%	$14,037	(6)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	658	6	638	3	618	598	(3)	578	(6)
Total invested assets (3)	18,592	6	18,086	3	17,580	17,074	(3)	16,568	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,793	15	7,287	7	6,781	6,275	(7)	5,769	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes do not take into account any potential mitigating impact from the equity market, taxes or the corresponding change in the economic value of the Company’s reinsurance liabilities, which, as noted above, would substantially offset the economic impact on invested assets, although the offset would not be reflected in the Condensed Consolidated Balance Sheet.

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

The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2014 compared to December 31, 2013.

For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For additional information related to the Company’s debt obligations also see Note 4 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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

At March 31, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held – directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,861	6%	$15,435	3%	$15,009	$14,583	(3)%	$14,157	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	636	3	627	1	618	609	(1)	600	(3)
Total invested assets (3)	18,450	5	18,015	2	17,580	17,145	(2)	16,710	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	7,651	13	7,216	6	6,781	6,346	(6)	5,911	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.
(2)	Excludes accrued interest.
(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.

The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2014 compared to December 31, 2013.

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

The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at March 31, 2014 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total (1)
Total assets	$4,526	$1,028	$1,895	$122	$90	$754	$8,415
Total liabilities	(4,549)	(598)	(1,290)	(207)	(153)	(1,420)	(8,217)

Total gross foreign currency exposure	(23)	430	605	(85)	(63)	(666)	198
Total derivative amount	(430)	(18)	(570)	103	90	731	(94)

Net foreign currency exposure	$(453)	$412	$35	$18	$27	$65	$104

(1)	As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2014.

The above numbers include the Company’s investment in PartnerRe Holdings Europe Limited, whose functional currency is the euro, and certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.

At March 31, 2014, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net assets of $10 million and $21 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.

Counterparty Credit Risk

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At March 31, 2014, approximately 55% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At March 31, 2014, approximately 75% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.

At March 31, 2014, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 19% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 3% of total investments and cash (excluding the funds held – directly managed account) at March 31, 2014. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 19% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at March 31, 2014. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 5% and less than 34% of total corporate fixed maturity securities underlying the funds held – directly managed account at March 31, 2014, respectively.

The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.

To a lesser extent, the Company is also exposed to the following credit risks:

•	as a party to foreign exchange forward contracts and other derivative contracts;

•	in its underwriting operations, most notably in the credit/surety line and for alternative risk products;

•	the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company;

•	the credit risk of Colisée Re in the event of insolvency or Colisée Re’s failure to honor the value of the funds held balances for any other reason;

•	the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013);

•	as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.

The concentrations of the Company’s counterparty credit risk exposures have not changed materially at March 31, 2014, compared to December 31, 2013. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of credit risks.

Equity Price Risk

The Company invests a portion of its capital funds in marketable equity securities (fair market value of $1,062 million, excluding funds holding fixed income securities of $188 million) at March 31, 2014. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2014 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2014	10% Increase	% Change	20% Increase	% Change
Equities (1)	$866	(18)%	$964	(9)%	$1,062	$1,160	9%	$1,258	18%
Total invested assets (2)	17,384	(1)	17,482	(1)	17,580	17,678	1	17,776	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,585	(3)	6,683	(1)	6,781	6,879	1	6,977	3

(1)	Excludes funds holding fixed income securities of $188 million.
(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.

There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2014 compared to December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2014, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no significant change in legal proceedings at March 31, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three months ended March 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
01/01/2014-01/31/2014	615,000	$99.69	615,000	4,339,300
02/01/2014-02/28/2014	620,000	99.11	620,000	3,719,300
03/01/2014-03/31/2014	571,000	100.54	571,000	3,148,300

Total	1,806,000	$99.76	1,806,000

(1)	On September 12, 2013, the Company’s Board of Directors approved a new share repurchase authorization up to a total of 6 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.
(2)	At March 31, 2014, approximately 36.0 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits—Included on page 71.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

	By:	/S/ CONSTANTINOS MIRANTHIS
	Name:	Constantinos Miranthis
	Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2014

	By:	/S/ WILLIAM BABCOCK
	Name:	William Babcock
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.

10.2	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.

10.3	Amended Executive Total Compensation Program.

10.4	Employment Agreement between PartnerRe Ltd. and Costas Miranthis, effective as of March 27, 2014.

10.5	Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of March 27, 2014.

10.6	Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of March 27, 2014.

10.7	Employment Agreement between PartnerRe Ltd. and Laurie Desmet, effective as of March 27, 2014.

10.8	Employment Agreement between Partner Reinsurance Company of the U.S. and Theodore C. Walker, effective as of March 27, 2014.

10.9	PartnerRe Ltd. Change In Control Policy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2014).

10.10	Form of PartnerRe Ltd. Executive Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2014).

10.11	Form of PartnerRe Ltd. Executive Share-Settled Share Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2014).

10.12	Form of PartnerRe Ltd. Executive Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed March 27, 2014).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1	The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.