Form 10-Q
period 2014-06-30
PARTNERRE LTD
filed 2014-08-01
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of July 28, 2014 was 49,690,065.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte Ltd.
Deloitte Ltd.

Hamilton, Bermuda
August 1, 2014

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $13,546,261; 2013, $13,376,455)	$14,006,770	$13,593,303
Short-term investments, at fair value (amortized cost: 2014, $31,851; 2013, $13,543)	31,849	13,546
Equities, at fair value (cost: 2014, $1,024,756; 2013, $1,009,286)	1,253,082	1,221,053
Other invested assets	293,127	320,981
Total investments	15,584,828	15,148,883
Funds held – directly managed (cost: 2014, $661,069; 2013, $778,569)	669,713	785,768
Cash and cash equivalents	1,208,220	1,496,485
Accrued investment income	170,508	185,717
Reinsurance balances receivable	3,015,727	2,465,713
Reinsurance recoverable on paid and unpaid losses	358,804	308,892
Funds held by reinsured companies	863,491	843,081
Deferred acquisition costs	755,769	644,952
Deposit assets	95,133	351,905
Net tax assets	23,231	14,133
Goodwill	456,380	456,380
Intangible assets	173,085	187,090
Other assets	71,584	149,296
Total assets	$23,446,473	$23,038,295
Liabilities
Unpaid losses and loss expenses	$10,399,775	$10,646,318
Policy benefits for life and annuity contracts	2,127,412	1,974,133
Unearned premiums	2,357,544	1,723,767
Other reinsurance balances payable	254,750	202,549
Deposit liabilities	74,265	328,588
Net tax liabilities	237,302	284,442
Accounts payable, accrued expenses and other	217,033	291,350
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	16,489,070	16,272,136
Shareholders’ Equity
Common shares (par value $1.00; issued: 2014, 87,107,093 shares; 2013, 86,657,045 shares)	87,107	86,657
Preferred shares (par value $1.00; issued and outstanding: 2014 and 2013, 34,150,000 shares; aggregate liquidation value: 2014 and 2013, $853,750)	34,150	34,150
Additional paid-in capital	3,928,468	3,901,627
Accumulated other comprehensive loss	(10,898)	(12,238)
Retained earnings	5,891,822	5,406,797
Common shares held in treasury, at cost (2014, 37,284,611 shares; 2013, 34,213,611 shares)	(3,020,602)	(2,707,461)
Total shareholders’ equity attributable to PartnerRe Ltd.	6,910,047	6,709,532
Noncontrolling interests	47,356	56,627
Total shareholders’ equity	6,957,403	6,766,159
Total liabilities and shareholders’ equity	$23,446,473	$23,038,295
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Revenues
Gross premiums written	$1,462,307	$1,340,582	$3,334,047	$3,097,467
Net premiums written	$1,418,665	$1,309,318	$3,157,159	$2,945,750
Increase in unearned premiums	(65,596)	(100,682)	(550,308)	(590,434)
Net premiums earned	1,353,069	1,208,636	2,606,851	2,355,316
Net investment income	129,967	124,503	246,834	248,207
Net realized and unrealized investment gains (losses)	165,717	(299,215)	307,888	(276,272)
Other income	9,265	3,878	9,669	7,805
Total revenues	1,658,018	1,037,802	3,171,242	2,335,056
Expenses
Losses and loss expenses and life policy benefits	883,846	866,843	1,633,303	1,527,794
Acquisition costs	302,573	241,743	567,181	475,942
Other operating expenses	107,072	144,833	218,534	260,874
Interest expense	12,240	12,232	24,477	24,460
Amortization of intangible assets	7,003	7,045	14,005	14,091
Net foreign exchange (gains) losses	(2,023)	10,584	(2,693)	8,543
Total expenses	1,310,711	1,283,280	2,454,807	2,311,704
Income (loss) before taxes and interest in earnings (losses) of equity method investments	347,307	(245,478)	716,435	23,352
Income tax expense (benefit)	78,440	(74,569)	140,746	(32,894)
Interest in earnings (losses) of equity method investments	4,925	(3,479)	10,989	3,736
Net income (loss)	273,792	(174,388)	586,678	59,982
Net income attributable to noncontrolling interests	(1,951)	(1,183)	(4,995)	(1,183)
Net income (loss) attributable to PartnerRe Ltd.	271,841	(175,571)	581,683	58,799
Preferred dividends	14,184	14,796	28,367	29,494
Loss on redemption of preferred shares	—	—	—	9,135
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$257,657	$(190,367)	$553,316	$20,170
Comprehensive income (loss)
Net income (loss) attributable to PartnerRe Ltd.	$271,841	$(175,571)	$581,683	$58,799
Change in currency translation adjustment	17,020	(11,514)	1,797	(31,344)
Change in unfunded pension obligation, net of tax	(9)	(130)	(10)	866
Change in unrealized losses on investments, net of tax	(222)	(230)	(447)	(463)
Total other comprehensive income (loss), net of tax	16,789	(11,874)	1,340	(30,941)
Comprehensive income (loss) attributable to PartnerRe Ltd.	$288,630	$(187,445)	$583,023	$27,858
Per share data attributable to PartnerRe Ltd. common shareholders
Net income (loss) per common share:
Basic net income (loss)	$5.13	$(3.37)	$10.86	$0.35
Diluted net income (loss)	$5.02	$(3.37)	$10.64	$0.34
Weighted average number of common shares outstanding	50,241,216	56,485,882	50,942,980	57,449,528
Weighted average number of common shares and common share equivalents outstanding	51,328,761	56,485,882	52,024,451	58,534,526
Dividends declared per common share	$0.67	$0.64	$1.34	$1.28
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Common shares
Balance at beginning of period	$86,657	$85,460
Issuance of common shares	450	905
Balance at end of period	87,107	86,365
Preferred shares
Balance at beginning of period	34,150	35,750
Issuance of preferred shares	—	10,000
Redemption of preferred shares	—	(11,600)
Balance at end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,901,627	3,861,844
Issuance of common shares	26,841	48,278
Issuance of preferred shares	—	231,265
Redemption of preferred shares	—	(269,265)
Balance at end of period	3,928,468	3,872,122
Accumulated other comprehensive loss
Balance at beginning of period	(12,238)	10,597
Currency translation adjustment
Balance at beginning of period	977	32,755
Change in currency translation adjustment	1,797	(31,344)
Balance at end of period	2,774	1,411
Unfunded pension obligation
Balance at beginning of period	(17,509)	(27,370)
Change in unfunded pension obligation, net of tax	(10)	866
Balance at end of period (net of tax: 2014, $5,034; 2013, $7,494)	(17,519)	(26,504)
Unrealized gain on investments
Balance at beginning of period	4,294	5,212
Change in unrealized losses on investments, net of tax	(447)	(463)
Balance at end of period (net of tax: 2014 and 2013: $nil)	3,847	4,749
Balance at end of period	(10,898)	(20,344)
Retained earnings
Balance at beginning of period	5,406,797	4,952,002
Net income	586,678	59,982
Net income attributable to noncontrolling interests	(4,995)	(1,183)
Dividends on common shares	(68,291)	(73,800)
Dividends on preferred shares	(28,367)	(29,494)
Loss on redemption of preferred shares	—	(9,135)
Balance at end of period	5,891,822	4,898,372
Common shares held in treasury
Balance at beginning of period	(2,707,461)	(2,012,157)
Repurchase of common shares	(313,141)	(491,551)
Balance at end of period	(3,020,602)	(2,503,708)
Total shareholders’ equity attributable to PartnerRe Ltd.	$6,910,047	$6,366,957
Noncontrolling interests	47,356	48,319
Total shareholders’ equity	$6,957,403	$6,415,276
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Cash flows from operating activities
Net income	$586,678	$59,982
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	54,783	82,147
Amortization of intangible assets	14,005	14,091
Net realized and unrealized investment (gains) losses	(307,888)	276,272
Changes in:
Reinsurance balances, net	(518,432)	(555,356)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	46,768	101,696
Funds held by reinsured companies and funds held – directly managed	115,224	62,440
Deferred acquisition costs	(105,900)	(121,359)
Net tax assets and liabilities	(55,879)	(144,342)
Unpaid losses and loss expenses including life policy benefits	(131,400)	(181,198)
Unearned premiums	550,308	590,434
Other net changes in operating assets and liabilities	(27,380)	45,951
Net cash provided by operating activities	220,887	230,758
Cash flows from investing activities
Sales of fixed maturities	4,276,812	3,844,517
Redemptions of fixed maturities	338,238	772,227
Purchases of fixed maturities	(4,683,829)	(4,198,801)
Sales and redemptions of short-term investments	31,405	226,390
Purchases of short-term investments	(49,706)	(105,446)
Sales of equities	122,296	539,498
Purchases of equities	(103,688)	(582,231)
Other, net	(17,980)	(7,122)
Net cash (used in) provided by investing activities	(86,452)	489,032
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(96,658)	(103,294)
Repurchase of common shares	(316,091)	(496,023)
Issuance of common shares, net of taxes paid	6,156	34,416
Net proceeds from issuance of preferred shares	—	241,265
Repurchase of preferred shares	—	(290,000)
(Distribution) sale of shares to noncontrolling interests	(14,266)	47,136
Net cash used in financing activities	(420,859)	(566,500)
Effect of foreign exchange rate changes on cash	(1,841)	(13,455)
(Decrease) increase in cash and cash equivalents	(288,265)	139,835
Cash and cash equivalents—beginning of period	1,496,485	1,121,705
Cash and cash equivalents—end of period	$1,208,220	$1,261,540

Supplemental cash flow information:
Taxes paid	$195,261	$112,671
Interest paid	24,630	24,630
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
3. Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (FASB) issued updated guidance on the accounting for investments in affordable housing projects that qualify for low-income housing tax credits by entities that manage or invest in such projects. The update modifies the conditions that an entity must meet to elect the effective yield or proportional amortization method to account for such investments. The guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements or disclosures.
In June 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements or disclosures.

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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2014 and December 31, 2013, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,855,443	$—	$1,855,443
U.S. states, territories and municipalities	—	97,830	123,617	221,447
Non-U.S. sovereign government, supranational and government related	—	2,288,627	—	2,288,627
Corporate	—	5,980,652	—	5,980,652
Asset-backed securities	—	725,466	489,106	1,214,572
Residential mortgage-backed securities	—	2,394,941	—	2,394,941
Other mortgage-backed securities	—	51,088	—	51,088
Fixed maturities	$—	$13,394,047	$612,723	$14,006,770
Short-term investments	$—	$31,849	$—	$31,849
Equities
Real estate investment trusts	$224,501	$—	$—	$224,501
Energy	154,368	—	—	154,368
Finance	98,254	9,718	19,564	127,536
Insurance	122,864	—	—	122,864
Consumer noncyclical	100,022	—	—	100,022
Communications	78,556	—	2,067	80,623
Technology	52,429	—	7,645	60,074
Industrials	49,759	—	—	49,759
Consumer cyclical	41,279	—	—	41,279
Utilities	35,141	—	—	35,141
Other	19,845	—	7	19,852
Mutual funds and exchange traded funds	47,003	181,814	8,246	237,063
Equities	$1,024,021	$191,532	$37,529	$1,253,082
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$2,410	$—	$2,410
Foreign currency option contracts	—	746	—	746
Futures contracts	2,706	—	—	2,706
Total return swaps	—	—	408	408
TBAs	—	1,728	—	1,728
Other
Notes and loan receivables and notes securitization	—	—	38,603	38,603
Annuities and residuals	—	—	17,134	17,134
Private equities	—	—	54,928	54,928
Derivative liabilities
Foreign exchange forward contracts	—	(4,171)	—	(4,171)
Futures contracts	(407)	—	—	(407)
Insurance-linked securities	—	—	(950)	(950)
Total return swaps	—	—	(310)	(310)
Interest rate swaps	—	(9,145)	—	(9,145)
Other invested assets	$2,299	$(8,432)	$109,813	$103,680
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$154,590	$—	$154,590
U.S. states, territories and municipalities	—	—	305	305
Non-U.S. sovereign government, supranational and government related	—	128,323	—	128,323
Corporate	—	214,482	—	214,482
Other invested assets	—	—	15,800	15,800
Funds held – directly managed	$—	$497,395	$16,105	$513,500
Total	$1,026,320	$14,106,391	$776,170	$15,908,881

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,623,859	$—	$1,623,859
U.S. states, territories and municipalities	—	16,207	108,380	124,587
Non-U.S. sovereign government, supranational and government related	—	2,353,699	—	2,353,699
Corporate	—	6,048,663	—	6,048,663
Asset-backed securities	—	691,654	446,577	1,138,231
Residential mortgage-backed securities	—	2,268,517	—	2,268,517
Other mortgage-backed securities	—	35,747	—	35,747
Fixed maturities	$—	$13,038,346	$554,957	$13,593,303
Short-term investments	$—	$13,546	$—	$13,546
Equities
Real estate investment trusts	$175,796	$—	$—	$175,796
Energy	159,509	—	—	159,509
Insurance	144,020	—	—	144,020
Finance	108,944	9,556	20,207	138,707
Consumer noncyclical	108,663	—	—	108,663
Communications	70,792	—	2,199	72,991
Technology	53,768	—	7,752	61,520
Industrials	47,677	—	—	47,677
Consumer cyclical	45,915	—	—	45,915
Utilities	37,151	—	—	37,151
Other	19,993	—	—	19,993
Mutual funds and exchange traded funds	61,902	139,322	7,887	209,111
Equities	$1,034,130	$148,878	$38,045	$1,221,053
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$1,249	$—	$1,249
Futures contracts	41,031	—	—	41,031
Total return swaps	—	—	79	79
Interest rate swaps	—	2,147	—	2,147
TBAs	—	2	—	2
Other
Notes and loan receivables and notes securitization	—	—	41,446	41,446
Annuities and residuals	—	—	24,064	24,064
Private equities	—	—	39,131	39,131
Derivative liabilities
Foreign exchange forward contracts	—	(8,648)	—	(8,648)
Foreign currency option contracts	—	(535)	—	(535)
Credit default swaps (protection purchased)	—	(71)	—	(71)
Insurance-linked securities	—	—	(268)	(268)
Total return swaps	—	—	(599)	(599)
Interest rate swaps	—	(2,558)	—	(2,558)
TBAs	—	(1,331)	—	(1,331)
Other invested assets	$41,031	$(9,745)	$103,853	$135,139
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,296	$—	$157,296
U.S. states, territories and municipalities	—	—	286	286
Non-U.S. sovereign government, supranational and government related	—	137,186	—	137,186
Corporate	—	248,947	—	248,947
Short-term investments	—	2,426	—	2,426
Other invested assets	—	—	15,165	15,165
Funds held – directly managed	$—	$545,855	$15,451	$561,306
Total	$1,075,161	$13,736,880	$712,306	$15,524,347

At June 30, 2014 and December 31, 2013, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $189.4 million and $185.8 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $513.5 million and $561.3 million at June 30, 2014 and December 31, 2013, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $41.0 million and $84.8 million, respectively, and accrued investment income of $6.2 million and $6.7 million, respectively. At June 30, 2014 and December 31, 2013, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $109.0 million and $133.0 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
At June 30, 2014 and December 31, 2013, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months and six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At June 30, 2014 and December 31, 2013, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the three months ended June 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$113,467	$5,960	$4,260	$(70)	$—	$123,617	$5,959
Asset-backed securities	447,701	3,141	68,035	(29,771)	—	489,106	3,184
Fixed maturities	$561,168	$9,101	$72,295	$(29,841)	$—	$612,723	$9,143
Equities
Finance	$22,706	$(3,142)	$—	$—	$—	$19,564	$(3,142)
Communications	2,111	(44)	—	—	—	2,067	(44)
Technology	7,400	245	—	—	—	7,645	245
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	8,053	193	—	—	—	8,246	193
Equities	$40,270	$(2,749)	$8	$—	$—	$37,529	$(2,749)
Other invested assets
Derivatives, net	$(1,042)	$398	$(208)	$—	$—	$(852)	$398
Notes and loan receivables and notes securitization	42,243	2,967	2,196	(8,803)	—	38,603	4,486
Annuities and residuals	18,945	302	—	(2,113)	—	17,134	303
Private equities	42,655	(2,264)	15,478	(941)	—	54,928	(2,264)
Other invested assets	$102,801	$1,403	$17,466	$(11,857)	$—	$109,813	$2,923
Funds held – directly managed
U.S. states, territories and municipalities	$301	$4	$—	$—	$—	$305	$4
Other invested assets	15,223	577	—	—	—	15,800	577
Funds held – directly managed	$15,524	$581	$—	$—	$—	$16,105	$581
Total	$719,763	$8,336	$89,769	$(41,698)	$—	$776,170	$9,898

(1)	Purchases and issuances of derivatives include issuances of $0.2 million.

For the three months ended June 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net loss	Purchases and issuances (1)	Settlements and sales	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$232,292	$(13,009)	$—	$(120)	$—	$219,163	$(13,009)
Corporate	100,716	(820)	—	—	—	99,896	(820)
Asset-backed securities	325,659	(6,063)	128,009	(21,317)	—	426,288	(5,921)
Fixed maturities	$658,667	$(19,892)	$128,009	$(21,437)	$—	$745,347	$(19,750)
Equities
Finance	$12,553	$447	$—	$—	$—	$13,000	$447
Technology	7,647	365	—	—	—	8,012	365
Communications	—	—	2,040	—	—	2,040	—
Mutual funds and exchange traded funds	7,442	107	—	—	—	7,549	107
Equities	$27,642	$919	$2,040	$—	$—	$30,601	$919
Other invested assets
Derivatives, net	$2,732	$(520)	$121	$—	$—	$2,333	$(3,020)
Notes and loan receivables and notes securitization	34,058	(1,322)	11,990	(502)	—	44,224	(1,322)
Annuities and residuals	35,656	(243)	—	(4,858)	—	30,555	(510)
Private equities	17,764	(447)	3,783	—	—	21,100	(447)
Other invested assets	$90,210	$(2,532)	$15,894	$(5,360)	$—	$98,212	$(5,299)
Funds held – directly managed
U.S. states, territories and municipalities	$341	$(4)	$—	$—	$—	$337	$(4)
Other invested assets	15,468	(261)	—	—	—	15,207	(261)
Funds held – directly managed	$15,809	$(265)	$—	$—	$—	$15,544	$(265)
Total	$792,328	$(21,770)	$145,943	$(26,797)	$—	$889,704	$(24,395)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the six months ended June 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$6,852	$8,525	$(140)	$—	$123,617	$6,849
Asset-backed securities	446,577	9,137	127,453	(94,061)	—	489,106	9,444
Fixed maturities	$554,957	$15,989	$135,978	$(94,201)	$—	$612,723	$16,293
Equities
Finance	$20,207	$(643)	$—	$—	$—	$19,564	$(643)
Communications	2,199	(132)	—	—	—	2,067	(132)
Technology	7,752	(107)	—	—	—	7,645	(107)
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	7,887	359	—	—	—	8,246	359
Equities	$38,045	$(524)	$8	$—	$—	$37,529	$(524)
Other invested assets
Derivatives, net	$(788)	$864	$(928)	$—	$—	$(852)	$864
Notes and loan receivables and notes securitization	41,446	3,567	2,916	(9,326)	—	38,603	5,086
Annuities and residuals	24,064	391	—	(7,321)	—	17,134	431
Private equities	39,131	(1,831)	20,544	(2,916)	—	54,928	(1,863)
Other invested assets	$103,853	$2,991	$22,532	$(19,563)	$—	$109,813	$4,518
Funds held – directly managed
U.S. states, territories and municipalities	$286	$19	$—	$—	$—	$305	$19
Other invested assets	15,165	380	255	—	—	15,800	380
Funds held – directly managed	$15,451	$399	$255	$—	$—	$16,105	$399
Total	$712,306	$18,855	$158,773	$(113,764)	$—	$776,170	$20,686

(1)	Purchases and issuances of derivatives include issuances of $0.9 million.

For the six months ended June 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(13,858)	$—	$(214)	$—	$219,163	$(13,858)
Corporate	100,904	(1,008)	—	—	—	99,896	(1,008)
Asset-backed securities	323,134	(4,322)	155,165	(47,689)	—	426,288	(4,140)
Fixed maturities	$657,273	$(19,188)	$155,165	$(47,903)	$—	$745,347	$(19,006)
Equities
Finance	$13,477	$(477)	$—	$—	$—	$13,000	$(477)
Technology	6,987	1,025	—	—	—	8,012	1,025
Communications	—	—	2,040	—	—	2,040	—
Mutual funds and exchange traded funds	7,264	285	—	—	—	7,549	285
Equities	$27,728	$833	$2,040	$—	$—	$30,601	$833
Other invested assets
Derivatives, net	$3,911	$(4,199)	$121	$2,500	$—	$2,333	$(3,698)
Notes and loan receivables and notes securitization	34,902	(1,383)	13,350	(2,645)	—	44,224	(1,383)
Annuities and residuals	46,882	93	—	(16,420)	—	30,555	316
Private equities	1,404	(3,512)	23,208	—	—	21,100	(3,512)
Other invested assets	$87,099	$(9,001)	$36,679	$(16,565)	$—	$98,212	$(8,277)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(8)	$—	$—	$—	$337	$(8)
Other invested assets	17,976	(2,698)	—	(71)	—	15,207	(1,634)
Funds held – directly managed	$18,321	$(2,706)	$—	$(71)	$—	$15,544	$(1,642)
Total	$790,421	$(30,062)	$193,884	$(64,539)	$—	$889,704	$(28,092)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.

(2)	Settlement and sales of annuities and residuals include sales of $6.3 million.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at June 30, 2014 and December 31, 2013 were as follows (fair value in thousands of U.S. dollars):

June 30, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$123,617	Discounted cash flow	Credit spreads	2.6% – 10.0% (5.2%)
Asset-backed securities – interest only	11	Discounted cash flow	Credit spreads	5.2% – 10.3% (6.9%)
Asset-backed securities – other	489,095	Discounted cash flow	Credit spreads	3.9% – 12.0% (6.8%)
Equities
Finance	13,782	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	0% (0%)
Finance	5,782	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	2,067	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-6.0% (-6.0%)
Technology	7,645	Weighted market comparables	Revenue multiple	1.5 (1.5)
			Adjusted earnings multiple	9.0 (9.0)
Other invested assets
Total return swaps	98	Discounted cash flow	Credit spreads	3.7% – 17.4% (9.6%)
Notes and loan receivables	16,984	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.3 – 1.5 (1.5)
Notes securitization	21,619	Discounted cash flow	Credit spreads	4.0% – 5.9% (5.8%)
Annuities and residuals	17,134	Discounted cash flow	Credit spreads	4.0% – 7.4% (5.9%)
			Prepayment speed	0% – 15.0% (5.6%)
			Constant default rate	0.3% – 23.0% (8.2%)
Private equity – direct	10,657	Discounted cash flow and weighted market comparables	Net income multiple	9.2 (9.2)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	14,447	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	1.0% – 6.1% (2.4%)
Private equity – other	29,824	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	15,800	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-18.7% – 0% (-12.4%)

December 31, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$108,380	Discounted cash flow	Credit spreads	2.9% – 9.9% (5.3%)
Asset-backed securities – interest only	21	Discounted cash flow	Credit spreads	5.5% – 10.7% (8.8%)
Asset-backed securities – other	446,556	Discounted cash flow	Credit spreads	4.0% – 12.2% (7.1%)
Equities
Finance	15,483	Weighted market comparables	Net income multiple	14.6 (14.6)
			Tangible book value multiple	1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
			Comparable return	8.5% (8.5%)
Finance	4,724	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	2,199	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Technology	7,752	Weighted market comparables	Revenue multiple	0.9 (0.9)
			Adjusted earnings multiple	4.4 (4.4)
Other invested assets
Total return swaps	(520)	Discounted cash flow	Credit spreads	2.8% – 18.9% (17.0%)
Notes and loan receivables	21,280	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 (1.5)
Notes securitization	20,166	Discounted cash flow	Credit spreads	6.2% (6.2%)
Annuities and residuals	24,064	Discounted cash flow	Credit spreads	4.0% – 7.9% (5.8%)
			Prepayment speed	0% – 15.0% (6.4%)
			Constant default rate	0.3% – 35.0% (12.4%)
Private equity – direct	11,742	Discounted cash flow and weighted market comparables	Net income multiple	8.3 (8.3)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	8,993	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	1.8% – 9.8% (8.3%)
Private equity – other	18,396	Discounted cash flow	Credit spreads	3.8% (3.8%)
Funds held – directly managed
Other invested assets	15,165	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-22.9% – 0% (-15.5%)
The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities).
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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Fixed maturities and short-term investments	$123,434	$(395,757)	$243,233	$(467,427)
Equities	6,322	(57,715)	16,647	(7,649)
Other invested assets	2,515	(2,234)	3,558	(7,068)
Funds held – directly managed	741	(15,372)	1,477	(21,415)
Total	$133,012	$(471,078)	$264,915	$(503,559)
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
Fixed maturities

•
U.S. government and government sponsored enterprises—U.S. government and government sponsored enterprises securities consist primarily of bonds issued by the U.S. Treasury and corporate debt securities issued by government sponsored enterprises and federally owned or established corporations. These securities are generally priced by independent pricing services. The independent pricing services may use actual transaction prices for securities that have been actively traded. For securities that have not been actively traded, each pricing source has its own proprietary method to determine the fair value, which may incorporate option adjusted spreads (OAS), interest rate data and market news. The Company generally classifies these securities in Level 2.

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

•
Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are predominantly backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these asset-backed securities classified as Level 3 is credit spreads. Significant increases (decreases) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

In general, the methods employed by the independent pricing services to determine the fair value of the securities that have not been actively traded primarily involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will classify that security as Level 3. The methods used to develop and substantiate the unobservable inputs used are based on the Company’s valuation policy and are dependent upon the facts and circumstances surrounding the individual investments which are generally transaction specific. The Company’s inactively traded fixed maturities are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.
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

Other invested assets
The Company’s exchange traded derivatives, such as futures, are generally classified as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, credit default swaps, interest rate swaps and TBAs are generally classified as Level 2 within the fair value hierarchy and are priced by independent pricing services.
Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives, notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates, gross revenue to fair value ratios, net income multiples, effective yields, tangible book value multiples and other valuation ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increase (decrease) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.
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
(b) Fair Value of Financial Instrument Liabilities
At June 30, 2014 and December 31, 2013, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at June 30, 2014 and December 31, 2013; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at June 30, 2014 and December 31, 2013.

The carrying values and fair values of the Senior Notes and CENts at June 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes (1)	$750,000	$865,321	$750,000	$844,331
Debt related to capital efficient notes (2)	63,384	62,015	63,384	61,094

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The Company also assumes credit risk through credit default swaps to replicate investment positions. The original term of these credit default swaps is generally five years or less and there are no recourse provisions associated with these swaps. The counterparties on the Company’s assumed credit default swaps are all investment grade rated financial institutions, however, the Company would be required to perform in the event of a default by the underlying issuer.

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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
June 30, 2014			Net notional exposure	Fair value
Foreign exchange forward contracts	$2,410	$(4,171)	$2,130,049	$(1,761)
Foreign currency option contracts	746	—	85,547	746
Futures contracts	2,706	(407)	2,987,520	2,299
Insurance-linked securities (1)	—	(950)	170,969	(950)
Total return swaps	408	(310)	42,605	98
Interest rate swaps (2)	—	(9,145)	202,116	(9,145)
TBAs	1,728	—	154,210	1,728
Total derivatives	$7,998	$(14,983)		$(6,985)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2013			Net notional exposure	Fair value
Foreign exchange forward contracts	$1,249	$(8,648)	$1,957,409	$(7,399)
Foreign currency option contracts	—	(535)	87,620	(535)
Futures contracts	41,031	—	3,266,004	41,031
Credit default swaps (protection purchased)	—	(71)	14,000	(71)
Insurance-linked securities (1)	—	(268)	168,724	(268)
Total return swaps	79	(599)	31,740	(520)
Interest rate swaps (2)	2,147	(2,558)	202,859	(411)
TBAs	2	(1,331)	183,835	(1,329)
Total derivatives	$44,508	$(14,010)		$30,498

(1)
At June 30, 2014 and December 31, 2013, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at June 30, 2014 and December 31, 2013 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives for the three months and six months ended June 30, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Foreign exchange forward contracts	$637	$(54,004)	$8,892	$(36,474)
Foreign currency option contracts	753	(3,275)	1,148	(3,840)
Total included in net foreign exchange gains and losses	$1,390	$(57,279)	$10,040	$(40,314)
Futures contracts	$(34,428)	$91,679	$(50,501)	$85,376
Credit default swaps (protection purchased)	—	(22)	(3)	(120)
Credit default swaps (assumed risks)	—	8	—	115
Insurance-linked securities	13	2,469	256	(550)
Total return swaps	400	(2,988)	618	(3,659)
Interest rate swaps	(3,348)	2,399	(8,734)	3,176
TBAs	4,367	(8,363)	8,114	(9,697)
Total included in net realized and unrealized investment gains and losses	$(32,996)	$85,182	$(50,250)	$74,641
Total derivatives	$(31,606)	$27,903	$(40,210)	$34,327
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
June 30, 2014	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$7,998	$—	$7,998	$(616)	$—	$7,382
Total derivative liabilities	$(14,983)	$—	$(14,983)	$616	$—	$(14,367)
December 31, 2013
Total derivative assets	$44,508	$—	$44,508	$(2)	$—	$44,506
Total derivative liabilities	$(14,010)	$—	$(14,010)	$2	$4,341	$(9,667)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net Income (Loss) per Share
The reconciliation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2014 and 2013 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Numerator:
Net income (loss) attributable to PartnerRe Ltd.	$271,841	$(175,571)	$581,683	$58,799
Less: preferred dividends	14,184	14,796	28,367	29,494
Less: loss on redemption of preferred shares	—	—	—	9,135
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$257,657	$(190,367)	$553,316	$20,170
Denominator:
Weighted number of common shares outstanding – basic	50,241,216	56,485,882	50,942,980	57,449,528
Share options and other (1) (2)	1,087,545	—	1,081,471	1,084,998
Weighted average number of common shares and common share equivalents outstanding – diluted	51,328,761	56,485,882	52,024,451	58,534,526
Basic net income (loss) per share	$5.13	$(3.37)	$10.86	$0.35
Diluted net income (loss) per share (1) (2)	$5.02	$(3.37)	$10.64	$0.34

Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	149,600	142,479	119,870	104,920

(1)
Where the exercise price of share based awards is greater than the average market price of the common shares, the common shares are considered anti-dilutive and are excluded from the calculation of weighted average number of common shares and common share equivalents outstanding - diluted.

(2)
Dilutive securities, in the form of share options and other, of 1,003,849 shares were not included in the weighted average number of common shares and common share equivalents outstanding - diluted, for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive for the three months ended June 30, 2013.

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
At June 30, 2014 and December 31, 2013, the total assets of Lorenz Re were $98.2 million and $99.6 million, respectively, primarily consisting of cash and investments. At June 30, 2014 and December 31, 2013, the total liabilities were $23.5 million and $11.1 million, respectively, primarily consisting of unearned premiums and unpaid losses and loss expenses. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the six months ended June 30, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Balance at beginning of period	$56,627	$—
Net income attributable to noncontrolling interests	4,995	1,183
Distribution to noncontrolling interests	(14,266)	—
Sale of shares to noncontrolling interests	—	47,136
Balance at end of period	$47,356	$48,319

8. Commitments and Contingencies
(a) Concentration of Credit Risk
Financing receivables
Included in the Company’s Other invested assets are certain notes receivable which meet the definition of financing receivables and are accounted for using the cost method of accounting. These notes receivable are collateralized by commercial or residential property. The Company utilizes a third party consultant to determine the initial investment criteria and to monitor the subsequent performance of the notes receivable. The process undertaken prior to the investment in these notes receivable includes an examination of the underlying collateral. The Company reviews its receivable positions on at least a quarterly basis using actual redemption experience. At June 30, 2014 and December 31, 2013, based on the latest available information, the Company recorded an allowance for credit losses related to these notes receivable of $2.2 million and $2.8 million, respectively.
The Company monitors the performance of the notes receivable based on the type of underlying collateral and by assigning a “performing” or a “non-performing” indicator of credit quality to each individual receivable. At June 30, 2014 the Company’s notes receivable of $12.9 million were all performing and were collateralized by residential property and commercial property of $10.9 million and $2.0 million, respectively. At December 31, 2013, the Company’s notes receivable of $24.5 million were all performing and were collateralized by residential property and commercial property of $19.8 million and $4.7 million, respectively.
The Company purchased $2.2 million and $2.3 million of financing receivables during the three months and six months ended June 30, 2014, respectively. The Company purchased $27.0 million and $27.2 million of financing receivables during the three months and six months ended June 30, 2013, respectively. There were no significant sales of financing receivables during the three months and six months ended June 30, 2014 and 2013, however, the outstanding balances were reduced by settlements of the underlying debt.
(b) Legal Proceedings
There has been no significant change in legal proceedings at June 30, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(c) Other
At June 30, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by PartnerRe Bermuda is subject to prior regulatory approval through December 31, 2014.

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
The segment results for the three months and six months ended June 30, 2014 and 2013, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the three months ended June 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$400	$155	$438	$143	$1,136	$326	$—	$1,462
Net premiums written	$392	$148	$432	$136	$1,108	$311	$—	$1,419
(Increase) decrease in unearned premiums	(2)	39	(26)	(77)	(66)	—	—	(66)
Net premiums earned	$390	$187	$406	$59	$1,042	$311	$—	$1,353
Losses and loss expenses and life policy benefits	(240)	(103)	(270)	(19)	(632)	(252)	—	(884)
Acquisition costs	(102)	(52)	(98)	(8)	(260)	(43)	—	(303)
Technical result	$48	$32	$38	$32	$150	$16	$—	$166
Other income					1	3	5	9
Other operating expenses					(61)	(16)	(30)	(107)
Underwriting result					$90	$3	n/a	$68
Net investment income						15	115	130
Allocated underwriting result (1)						$18	n/a	n/a
Net realized and unrealized investment gains							166	166
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							2	2
Income tax expense							(78)	(78)
Interest in earnings of equity method investments							5	5
Net income							n/a	$274
Loss ratio (2)	61.5%	54.6%	66.5%	33.4%	60.6%
Acquisition ratio (3)	26.1	27.9	24.2	13.0	25.0
Technical ratio (4)	87.6%	82.5%	90.7%	46.4%	85.6%
Other operating expense ratio (5)					5.9
Combined ratio (6)					91.5%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information
For the three months ended June 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$372	$160	$413	$161	$1,106	$233	$2	$1,341
Net premiums written	$360	$158	$409	$149	$1,076	$232	$1	$1,309
(Increase) decrease in unearned premiums	(3)	11	(37)	(70)	(99)	—	(1)	(100)
Net premiums earned	$357	$169	$372	$79	$977	$232	$—	$1,209
Losses and loss expenses and life policy benefits	(245)	(106)	(284)	(51)	(686)	(181)	—	(867)
Acquisition costs	(79)	(34)	(90)	(6)	(209)	(33)	—	(242)
Technical result	$33	$29	$(2)	$22	$82	$18	$—	$100
Other income					—	3	1	4
Other operating expenses					(60)	(17)	(68)	(145)
Underwriting result					$22	$4	n/a	$(41)
Net investment income						15	110	125
Allocated underwriting result						$19	n/a	n/a
Net realized and unrealized investment losses							(299)	(299)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(11)	(11)
Income tax benefit							75	75
Interest in losses of equity method investments							(4)	(4)
Net loss							n/a	$(174)
Loss ratio	68.6%	62.9%	76.6%	64.1%	70.3%
Acquisition ratio	22.1	19.9	24.1	8.5	21.4
Technical ratio	90.7%	82.8%	100.7%	72.6%	91.7%
Other operating expense ratio					6.1
Combined ratio					97.8%

Segment Information
For the six months ended June 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$930	$519	$917	$353	$2,719	$615	$—	$3,334
Net premiums written	$919	$508	$822	$315	$2,564	$593	$—	$3,157
Increase in unearned premiums	(151)	(141)	(61)	(177)	(530)	(20)	—	(550)
Net premiums earned	$768	$367	$761	$138	$2,034	$573	$—	$2,607
Losses and loss expenses and life policy benefits	(499)	(196)	(471)	1	(1,165)	(468)	—	(1,633)
Acquisition costs	(194)	(107)	(178)	(15)	(494)	(73)	—	(567)
Technical result	$75	$64	$112	$124	$375	$32	$—	$407
Other income					2	4	4	10
Other operating expenses					(126)	(34)	(59)	(219)
Underwriting result					$251	$2	n/a	$198
Net investment income						30	217	247
Allocated underwriting result						$32	n/a	n/a
Net realized and unrealized investment gains							308	308
Interest expense							(25)	(25)
Amortization of intangible assets							(14)	(14)
Net foreign exchange gains							3	3
Income tax expense							(141)	(141)
Interest in earnings of equity method investments							11	11
Net income							n/a	$587
Loss ratio	65.0%	53.5%	61.9%	(0.9)%	57.3%
Acquisition ratio	25.2	29.0	23.4	11.4	24.3
Technical ratio	90.2%	82.5%	85.3%	10.5%	81.6%
Other operating expense ratio					6.2
Combined ratio					87.8%

Segment Information
For the six months ended June 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$819	$532	$857	$399	$2,607	$486	$4	$3,097
Net premiums written	$807	$525	$771	$360	$2,463	$481	$2	$2,946
Increase in unearned premiums	(117)	(190)	(62)	(195)	(564)	(25)	(2)	(591)
Net premiums earned	$690	$335	$709	$165	$1,899	$456	$—	$2,355
Losses and loss expenses and life policy benefits	(485)	(173)	(469)	(39)	(1,166)	(363)	1	(1,528)
Acquisition costs	(151)	(84)	(165)	(17)	(417)	(59)	—	(476)
Technical result	$54	$78	$75	$109	$316	$34	$1	$351
Other income					—	6	2	8
Other operating expenses					(126)	(35)	(100)	(261)
Underwriting result					$190	$5	n/a	$98
Net investment income						30	218	248
Allocated underwriting result						$35	n/a	n/a
Net realized and unrealized investment losses							(276)	(276)
Interest expense							(24)	(24)
Amortization of intangible assets							(14)	(14)
Net foreign exchange losses							(9)	(9)
Income tax benefit							33	33
Interest in earnings of equity method investments							4	4
Net income							n/a	$60
Loss ratio	70.2%	51.8%	66.1%	23.8%	61.4%
Acquisition ratio	21.9	24.9	23.3	10.5	22.0
Technical ratio	92.1%	76.7%	89.4%	34.3%	83.4%
Other operating expense ratio					6.6
Combined ratio					90.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Results of Operations for the Three Months and Six Months Ended June 30, 2014
The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation of those non-GAAP measures to the most directly comparable GAAP measures in Key Financial Measures below).
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results and may continue to affect our results of operations and financial condition in the future. These factors are discussed in more detail in Review of Net Income (Loss) below.
The results for the three months and six months ended June 30, 2014 and 2013 were primarily impacted by the volatility in the capital markets, mainly as a result of decreases in U.S. and European longer-term risk-free interest rates during 2014 and increases in risk-free interest rates during 2013.
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and six months ended June 30, 2014 and 2013 demonstrate this volatility. While the results for the three months and six months ended June 30, 2014 included no significant catastrophic losses, during the three months and six months ended June 30, 2013 the Company incurred losses of $112 million, net of retrocession, reinstatement premiums and profit commissions, related to the combined impact of the floods that impacted large areas of Central Europe in June 2013 (European Floods) and the extensive flooding in Alberta, Canada (Alberta Floods) in June 2013.

The combined impact of the European and Alberta Floods on the Company’s technical result, pre-tax net loss (income), loss ratio, technical ratio and combined ratio by segment and sub-segment, and the large catastrophic losses by event for the three months and six months ended June 30, 2013 was as follows (in millions of U.S. dollars):

Three months and six months ended June 30, 2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$8	$14	$23	$89	$134	$—	$—	$134
Reinsurance recoverable	—	—	—	(7)	(7)	—	—	(7)
Net losses and loss expenses and life policy benefits	$8	$14	$23	$82	$127	$—	$—	$127
Reinstatement premiums	—	—	—	(15)	(15)	—	—	(15)
Impact on technical result and pre-tax net (loss) income	$8	$14	$23	$67	$112	$—	$—	$112

Three months ended June 30, 2013
Impact on the loss ratio	2.2%	8.3%	6.2%	111.8%	11.8%
Impact on the technical ratio	2.2%	8.3%	6.2%	111.8%	11.8%
Impact on the combined ratio					11.7%

Six months ended June 30, 2013
Impact on the loss ratio	1.2%	4.2%	3.2%	51.2%	6.1%
Impact on the technical ratio	1.2%	4.2%	3.2%	51.2%	6.1%
Impact on the combined ratio					6.0%

Three months and six months ended June 30, 2013								Total(1)
European Floods								$57
Alberta Floods								55
Impact on pre-tax net (loss) income								$112

(1)	Large catastrophic losses are shown net of any reinsurance, reinstatement premiums and profit commissions.
The results for the three months and six months ended June 30, 2013 were also impacted by the restructuring of the Company's business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations (the restructuring) announced in April 2013. The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. During the three months and six months ended June 30, 2013, the Company recorded a pre-tax charge of $43 million related to the costs of the restructuring, which was primarily related to the termination plans, within Other operating expenses. During the three months and six months ended June 30, 2014, the Company recorded a pre-tax charge of $2 million related to the restructuring.
Overview of Net Income (Loss)
Net income (loss), net income attributable to noncontrolling interests, preferred dividends, loss on redemption of preferred shares, net income (loss) attributable to PartnerRe Ltd. common shareholders and diluted net income (loss) per share for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net income (loss)	$274	$(174)	$587	$60
Net income attributable to noncontrolling interests	(2)	(1)	(5)	(1)
Net income (loss) attributable to PartnerRe Ltd.	$272	$(175)	$582	$59
Less: preferred dividends	14	15	29	30
Less: loss on redemption of preferred shares	—	—	—	9
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$258	$(190)	$553	$20
Diluted net income (loss) per share attributable to PartnerRe Ltd. common shareholders	$5.02	$(3.37)	$10.64	$0.34
Three-month result
The increase in net income of $448 million, from a loss of $174 million in the three months ended June 30, 2013 to an income of $274 million in the same period of 2014 resulted primarily from:

•
an increase of $465 million in pre-tax net realized and unrealized investment gains, mainly as a result of decreases in U.S. and European longer-term risk-free interest rates in the three months ended June 30, 2014 compared to modest increases in risk-free interest rates in the same period of 2013;

•
an increase of $68 million in the Non-life underwriting result, which was mainly driven by a decrease in large catastrophic losses and an increase in favorable prior year loss development, partially offset by a decrease in the current accident year technical result which was primarily related to the North America sub-segment and an increase in adverse prior quarter loss development; and

•	a decrease of $38 million in other operating expenses included in Corporate and Other, primarily driven by the charge related to the restructuring in 2013, described above; partially offset by

•	an increase of $153 million in income tax expense, primarily due to an increase in the Company’s pre-tax net income.
The increase in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to the above factors. For diluted net income per share specifically, the increase was also due to the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.
Six-month result
The increase in net income of $527 million, from $60 million in the six months ended June 30, 2013 to $587 million in the same period of 2014 resulted primarily from:

•
an increase of $584 million in pre-tax net realized and unrealized investment gains, mainly as a result of modest decreases in U.S. and European longer-term risk-free interest rates in the six months ended June 30, 2014 compared to increases in risk-free interest rates in the same period of 2013;

•
an increase of $61 million in the Non-life underwriting result, which was mainly driven by a decrease in large catastrophic losses, partially offset by an increase in the acquisition cost ratio in the North America and Global (Non-U.S.) P&C sub-segments and a modestly higher level of mid-sized loss activity in the Global Specialty sub-segment; and

•	a decrease of $41 million in other operating expenses included in Corporate and Other, driven by the charge related to the restructuring in 2013; partially offset by

•	an increase of $174 million in income tax expense, primarily due to an increase in the Company’s pre-tax net income.
The increase in net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to the above factors. For diluted net income per share specifically, the increase was also due to the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.
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
While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At June 30, 2014 and December 31, 2013 and for the three months and six months ended June 30, 2014 and 2013 these were as follows:

			June 30, 2014	December 31, 2013
Diluted tangible book value per common share and common share equivalents outstanding(1)			$107.80	$98.49
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)			21.6%

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$134	$51	$310	$253
Diluted operating earnings per common share and common share equivalents outstanding (3)	$2.60	$0.90	$5.97	$4.32
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	9.5%	3.6%	10.9%	8.6%
Combined ratio (5)	91.5%	97.8%	87.8%	90.0%

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
Diluted Tangible Book Value per Share at June 30, 2014 and December 31, 2013 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the six months ended June 30, 2014 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	June 30, 2014	December 31, 2013
Diluted tangible book value per share	$107.80	$98.49
Dividends per common share for the six months ended June 30, 2014	1.34
Diluted tangible book value per share plus dividends	$109.14
Annualized growth in diluted tangible book value per share plus dividends	21.6%
The Company’s Diluted Tangible Book Value per Share increased by 9.5%, from $98.49 at December 31, 2013 to $107.80 at June 30, 2014, primarily due to net income attributable to PartnerRe Ltd. and the accretive impact of share repurchases, which was partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 21.6% during the six months ended June 30, 2014. This growth was driven by net income attributable to PartnerRe Ltd. and dividends on the common shares.
Over the past five years, since June 30, 2009, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 13%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at June 30, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	June 30, 2014	December 31, 2013
Diluted book value per common share and common share equivalents outstanding(1)	$118.96	$109.26
Less: goodwill and other intangible assets, net of tax, per share	11.16	10.77
Diluted tangible book value per share	$107.80	$98.49

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
Operating earnings increased by $83 million, from $51 million in the three months ended June 30, 2013 to $134 million in the same period of 2014. The increase in operating earnings was primarily due to:

•
an increase of $68 million in the Non-life underwriting result, which was mainly driven by a decrease in large catastrophic losses and an increase in favorable prior year loss development, partially offset by a decrease in the current accident year technical result which was primarily related to the North America sub-segment and an increase in adverse prior quarter loss development; and

•	a decrease of $38 million in other operating expenses included in Corporate and Other, primarily driven by the charge related to the restructuring in 2013, described above; partially offset by

•
an increase of $31 million in income tax expense on pre-tax operating earnings, driven by the increase in pre-tax operating earnings primarily due to the above two factors and by a higher distribution of the pre-tax operating earnings in the taxable jurisdictions relative to non-taxable jurisdictions.

Diluted operating earnings per share increased by $1.70, from $0.90 in the three months ended June 30, 2013 to $2.60 in the same period of 2014, primarily due to the increase in operating earnings and the accretive impact of the share repurchases.
Operating earnings increased by $57 million, from $253 million in the six months ended June 30, 2013 to $310 million in the same period of 2014. The increase in operating earnings was primarily due to:

•
an increase of $61 million in the Non-life underwriting result, which was mainly driven by a decrease in large catastrophic losses, partially offset by an increase in the acquisition cost ratio in the North America and Global (Non-U.S.) P&C sub-segments and a modestly higher level of mid-sized loss activity in the Global Specialty sub-segment; and

•	a decrease of $41 million in other operating expenses included in Corporate and Other, driven by the charge related to the restructuring in 2013; partially offset by

•	an increase of $39 million in income tax expense on pre-tax operating earnings, driven primarily by the same reasons described in the three-month result.
Diluted operating earnings per share increased by $1.65, from $4.32 in the six months ended June 30, 2013 to $5.97 in the same period of 2014, primarily due to the increase in operating earnings and the accretive impact of the share repurchases.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months and six months ended June 30, 2014 compared to the same periods of 2013 are further described in Review of Net Income (Loss) below.

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net income (loss) attributable to PartnerRe Ltd.	$272	$(175)	$582	$59
Less:
Net realized and unrealized investment gains (losses), net of tax	124	(230)	240	(218)
Net foreign exchange losses, net of tax	(3)	(6)	(4)	(6)
Interest in earnings (losses) of equity method investments, net of tax	3	(5)	8	1
Dividends to preferred shareholders	14	15	28	29
Operating earnings attributable to PartnerRe Ltd. common shareholders	$134	$51	$310	$253
Per diluted share:
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$5.02	$(3.37)	$10.64	$0.34
Less:
Net realized and unrealized investment gains (losses), net of tax	2.41	(4.07)	4.61	(3.72)
Net foreign exchange losses, net of tax	(0.06)	(0.10)	(0.08)	(0.11)
Loss on redemption of preferred shares	—	—	—	(0.16)
Interest in earnings (losses) of equity method investments, net of tax	0.07	(0.10)	0.14	0.01
Operating earnings attributable to PartnerRe Ltd. common shareholders	$2.60	$0.90	$5.97	$4.32
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
Annualized Operating ROE increased from 3.6% in the three months ended June 30, 2013 to 9.5% in the same period of 2014 and from 8.6% in the six months ended June 30, 2013 to 10.9% in the same period of 2014. The increase in annualized Operating ROE was primarily due to a higher diluted operating earnings per share as described above, partially offset by a higher beginning diluted book value per share at January 1, 2014 compared to January 1, 2013. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income (Loss) below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Annualized return on beginning diluted book value per common share calculated with net income (loss) per share attributable to common shareholders	18.4%	(13.4)%	19.5%	0.7%
Less:
Annualized net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	8.8	(16.2)	8.4	(7.4)
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(0.2)	(0.4)	(0.1)	(0.2)
Annualized net interest in earnings (losses) of equity method investments, net of tax, on beginning diluted book value per common share	0.3	(0.4)	0.3	—
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	—	—	—	(0.3)
Annualized operating return on beginning diluted book value per common share	9.5%	3.6%	10.9%	8.6%
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
The Non-life combined ratio decreased by 6.3 points, from 97.8% in the three months ended June 30, 2013 to 91.5% in the same period of 2014. The decrease in the combined ratio for the three months ended June 30, 2014 compared to the same period of 2013 was mainly driven by a decrease in large catastrophic losses of 11.8 points in the combined ratio and an increase in favorable prior year loss development, partially offset by a decrease in the current accident year technical result which was primarily related to the North America sub-segment and an increase in adverse prior quarter loss development.
The Non-life combined ratio decreased by 2.2 points, from 90.0% in the six months ended June 30, 2013 to 87.8% in the same period of 2014. The decrease in the combined ratio for the six months ended June 30, 2014 compared to the same period of 2013 was mainly driven by a decrease in large catastrophic losses of 6.1 points in the combined ratio, partially offset by an increase in the acquisition cost ratio in the North America and Global (Non-U.S.) P&C sub-segments and a modestly higher level of mid-sized loss activity in the Global Specialty sub-segment.
The other lesser factors contributing to increases or decreases in the combined ratio are described further in Review of Net Income (Loss) below.
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
Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at June 30, 2014. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The limits approved by the Risk and Finance Committee and the actual limits deployed at June 30, 2014 and December 31, 2013 were as follows (in billions of U.S. dollars, except interest rate risk data):

	June 30, 2014 (2)		December 31, 2013 (2)
	Limit approved	Actual deployed	Limit approved	Actual deployed
Natural Catastrophe Risk	$2.3	$1.4	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.8
Market Risk	3.4	2.6	3.4	2.6
Equity and equity-like sublimit	2.8	2.0	2.8	1.8
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	2.7 years	6.0 years	1.5 years
Default and Credit Spread Risk	$9.5	$6.7	$9.5	$6.8
Trade Credit Underwriting Risk	0.9	0.7	0.9	0.7
Longevity Risk	2.0	1.3	2.0	1.2
Pandemic Risk	1.3	0.7	1.3	0.6
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	0.7	0.4	0.7	0.2
Any one country sub-limit	0.5	0.4	0.5	0.2

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
The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at April 1, 2014 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$966	—
U.S. Northeast	Hurricane	1,014	—
U.S. Gulf Coast	Hurricane	978	—
Caribbean	Hurricane	183	—
Europe	Windstorm	630	—
Japan	Typhoon	147	—
California	Earthquake	587	$689
British Columbia	Earthquake	209	431
Japan	Earthquake	433	465
Australia	Earthquake	348	449
New Zealand	Earthquake	193	222
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
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at June 30, 2014 have not changed materially compared to December 31, 2013. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2013.
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
During the three months and six months ended June 30, 2014 and 2013, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and six months ended June 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net Non-life prior year favorable (adverse) loss development:
North America	$68	$31	$92	$61
Global (Non-U.S.) P&C	30	36	77	94
Global Specialty	69	28	128	88
Catastrophe	(6)	32	28	67
Total net Non-life prior year favorable loss development	$161	$127	$325	$310
The net Non-life prior year favorable loss development for the three months and six months ended June 30, 2014 and 2013 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(9)	$(13)	$(18)	$(24)
Net prior year loss development due to all other factors(2)	170	140	343	334
Total net Non-life prior year favorable loss development	$161	$127	$325	$310

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
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at June 30, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$917	$150	$2,401	$3,468	$(18)	$3,450
Global (Non-U.S.) P&C	1,348	14	1,003	2,365	(18)	2,347
Global Specialty	1,897	42	2,037	3,976	(168)	3,808
Catastrophe	264	175	152	591	(41)	550
Total Non-life reserves	$4,426	$381	$5,593	$10,400	$(245)	$10,155
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at June 30, 2014. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at June 30, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,450	$3,706	$2,760
Global (Non-U.S.) P&C	2,347	2,671	1,919
Global Specialty	3,808	4,309	3,047
Catastrophe	550	582	463
It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $10,155 million of net Non-life loss reserves at June 30, 2014, net loss reserves for accident years 2005 and prior of $625 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (New Zealand Earthquakes) and the Japan earthquake and resulting tsunami (Japan Earthquake) (collectively, 2011 catastrophic events) and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at June 30, 2014.
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
During the year ended December 31, 2013, the Company cautiously reduced the additional gross reserves by $10 million to $40 million, primarily reflecting the reduced level of uncertainty associated with the Japan Earthquake in the first half of 2013. During the three months ended June 30, 2014, the Company increased its loss estimates related to the New Zealand Earthquakes following the receipt of updated cedant information. Concurrent with increasing its loss estimate, and partially offsetting the impact, the Company reduced the additional reserves by $20 million. As a result, $20 million of the additional gross reserves recorded in relation to the 2011 catastrophic events remain.
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
The Company’s gross and net policy benefits for life and annuity contracts by reserving line at June 30, 2014 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$7	$140	$20	$167	$(19)	$148
Longevity	1	148	422	571	(3)	568
Mortality	226	566	597	1,389	(1)	1,388
Total policy benefits for life and annuity contracts	$234	$854	$1,039	$2,127	$(23)	$2,104

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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At June 30, 2014, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

June 30, 2014
Fixed maturities	$613
Equities	37
Other invested assets (including certain derivatives)	110
Funds held – directly managed account	16
Total	$776
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

Results of Operations—for the Three Months and Six Months Ended June 30, 2014 and 2013
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•
the U.S. dollar average exchange rate was weaker against most currencies, except the Japanese yen and Canadian dollar, in the three months and six months ended June 30, 2014 compared to the same periods of 2013; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the euro, at June 30, 2014 compared to December 31, 2013.
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

The components of net income (loss) for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Underwriting result:
Non-life	$90	316%	$22	$251	32%	$190
Life and Health	3	(26)	4	2	(68)	5
Investment result:
Net investment income	130	4	125	247	(1)	248
Net realized and unrealized investment gains (losses)	166	NM	(299)	308	NM	(276)
Interest in earnings (losses) of equity method investments(1)	5	NM	(4)	11	194	4
Corporate and Other:
Technical result(2)	—	(80)	—	—	(97)	1
Other income(2)	5	721	1	4	162	2
Other operating expenses	(30)	(56)	(68)	(59)	(41)	(100)
Interest expense	(12)	—	(12)	(25)	—	(24)
Amortization of intangible assets(3)	(7)	(1)	(7)	(14)	(1)	(14)
Net foreign exchange gains (losses)	2	NM	(11)	3	NM	(9)
Income tax (expense) benefit	(78)	NM	75	(141)	NM	33
Net income (loss)	$274	NM	$(174)	$587	878	$60

NM:	Not meaningful

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

The components of the underwriting result and combined ratio for the Non-life segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$11	98.8%	$52	94.5%	$50	97.6%	$118	93.6%
Large catastrophic losses(1)	—	—	(112)	11.8	—	—	(112)	6.1
Net (adverse) favorable prior quarter loss development	(22)	2.2	15	(1.6)
Prior accident years technical result and ratio
Net favorable prior year loss development	161	(15.4)	127	(13.0)	325	(16.0)	310	(16.3)
Technical result and ratio, as reported	$150	85.6%	$82	91.7%	$375	81.6%	$316	83.4%
Other income	1	—	—	—	2	—	—	—
Other operating expenses	(61)	5.9	(60)	6.1	(126)	6.2	(126)	6.6
Underwriting result and combined ratio, as reported	$90	91.5%	$22	97.8%	$251	87.8%	$190	90.0%

(1)    Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The underwriting result for the Non-life segment increased by $68 million (corresponding to a decrease of 6.3 points in the combined ratio), from $22 million (97.8 points on the combined ratio) in the three months ended June 30, 2013 to $90 million (91.5 points on the combined ratio) in the same period of 2014 primarily due to:

•
Large catastrophic losses—a decrease of $112 million (decrease of 11.8 points in the technical ratio) related to the European and Alberta Floods in the three months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

•
Net favorable prior year loss development—an increase of $34 million (decrease of 2.4 points in the technical ratio) from $127 million (13.0 points on the technical ratio) in the three months ended June 30, 2013 to $161 million (15.4 points on the technical ratio) in the same period of 2014. The increase in net favorable prior year loss development was primarily due to increases in the Global Specialty and North America sub-segments and was partially offset by decreases in the Catastrophe sub-segment and, to a lesser extent, the Global (Non-U.S.) P&C sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the three months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development—a decrease in the technical result (and corresponding increase in the technical ratio) which was primarily related to the North America sub-segment due to an increase in the acquisition cost ratio, driven by the increasingly competitive conditions and pricing observed in most lines of business and by higher profit commissions in the agriculture line, and a modestly higher level of mid-sized loss activity.

•
Net (adverse) favorable prior quarter loss development—a decrease of $37 million (increase of 3.8 points in the technical ratio) from favorable prior quarter development of $15 million (1.6 points on the technical ratio) in the three months ended June 30, 2013 to adverse prior quarter development of $22 million (2.2 points on the technical ratio) in the three months ended June 30, 2014, primarily due to various mid-sized losses reported in the Global Specialty sub-segment and modest adverse development related to a mid-sized loss in the Catastrophe sub-segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, of $3 million in the three months ended June 30, 2014 was comparable to $4 million in the same period of 2013. The underwriting result primarily reflected a lower level of net favorable prior year loss development and a modest increase in claims activity in the short-term mortality business in the three months ended June 30, 2014, being almost entirely offset by improved profitability from the PartnerRe Health business. See Results by Segment below.

Net investment income increased by $5 million, from $125 million in the three months ended June 30, 2013 to $130 million in the same period of 2014. The increase in net investment income was primarily attributable to an increase in net investment income from fixed maturities and from equities as a result of higher dividend income. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment gains increased by $465 million, from losses of $299 million in the three months ended June 30, 2013 to gains of $166 million in the same period of 2014. The net realized and unrealized investment gains of $166 million in the three months ended June 30, 2014 were primarily due to decreases in U.S. and European longer-term risk-free interest rates, improvements in worldwide equity markets and narrowing credit spreads, which were partially offset by losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.
Other operating expenses included in Corporate and Other decreased by $38 million, from $68 million in the three months ended June 30, 2013 to $30 million in the same period of 2014. The decrease was primarily due to the restructuring charge in the three months ended June 30, 2013, as described in Executive Overview above.
Interest expense in the three months ended June 30, 2014 was comparable to the same period of 2013.
Net foreign exchange gains increased by $13 million, from losses of $11 million in the three months ended June 30, 2013 to gains of $2 million in the same period of 2014. The net foreign exchange gains for the three months ended June 30, 2014 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense increased by $153 million, from a benefit of $75 million in the three months ended June 30, 2013 to an expense of $78 million in the same period of 2014, primarily reflecting an increase in the Company’s pre-tax net income in the three months ended June 30, 2014 compared to the same period of 2013. See Corporate and Other—Income Taxes below for more details.
Six-month result
The underwriting result for the Non-life segment increased by $61 million (corresponding to a decrease of 2.2 points in the combined ratio), from $190 million (90.0 points on the combined ratio) in the six months ended June 30, 2013 to $251 million (87.8 points on the combined ratio) in the same period of 2014 primarily due to:

•
Large catastrophic losses—a decrease of $112 million (decrease of 6.1 points in the technical ratio) related to the European and Alberta Floods in the six months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

•
Net favorable prior year loss development—an increase of $15 million from $310 million (16.3 points on the technical ratio) in the six months ended June 30, 2013 to $325 million (16.0 points on the technical ratio) in the same period of 2014. The increase in net favorable prior year loss development was due to increases in the Global Specialty and North America sub-segments and was partially offset by decreases in the Catastrophe sub-segment and, to a lesser extent, the Global (Non-U.S.) P&C sub-segment. While net favorable prior year loss development increased in the six months ended June 30, 2014 compared to the same period of 2013, this had a reduced impact on the technical ratio as result of higher net premiums earned in 2014. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the six months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to an increase in the acquisition cost ratio, driven by the North America and Global (Non-U.S.) P&C sub-segments, a modestly higher level of mid-sized loss activity in the Global Specialty sub-segment and a decrease in net premiums earned in the Catastrophe sub-segment, which in the absence of catastrophic losses directly impact the technical result and ratio.

The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $3 million, from $5 million in the six months ended June 30, 2013 to $2 million in the same period of 2014. The decrease in the Life and Health underwriting result was primarily driven by a lower level of net favorable prior year loss development, partially offset by improved profitability from the PartnerRe Health business. See Results by Segment below.
Net investment income of $247 million in the six months ended June 30, 2014 was comparable to $248 million in the same period of 2013 due to a decrease in net investment income from funds held – directly managed, primarily related to the lower average balance, and lower reinvestment rates, which was almost entirely offset by an increase in net investment income from equities as a result of higher dividend income. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment gains increased by $584 million, from losses of $276 million in the six months ended June 30, 2013 to gains of $308 million in the same period of 2014. The net realized and unrealized investment gains of $308 million in the six months ended June 30, 2014 were primarily due to modest decreases in U.S. and European longer-term risk-free interest rates, narrowing credit spreads and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.
Other operating expenses included in Corporate and Other decreased by $41 million, from $100 million in the six months ended June 30, 2013 to $59 million in the same period of 2014. The decrease was primarily due to the restructuring charge in the six months ended June 30, 2013, as described in Executive Overview above.
Interest expense in the six months ended June 30, 2014 was comparable to the same period of 2013.
Net foreign exchange gains increased by $12 million, from losses of $9 million in the six months ended June 30, 2013 to gains of $3 million in the same period of 2014. The net foreign exchange gains for the six months ended June 30, 2014 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense increased by $174 million, from a benefit of $33 million in the six months ended June 30, 2013 to an expense of $141 million in the same period of 2014, primarily reflecting an increase in the Company’s pre-tax net income in the six months ended June 30, 2014 compared to the same period of 2013. See Corporate and Other—Income Taxes below for more details.
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

The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Gross premiums written	$400	7%	$372	$930	14%	$819
Net premiums written	392	9	360	919	14	807
Net premiums earned	$390	9	$357	$768	11	$690
Losses and loss expenses	(240)	(2)	(245)	(499)	3	(485)
Acquisition costs	(102)	29	(79)	(194)	28	(151)
Technical result (1)	$48	45	$33	$75	37	$54
Loss ratio (2)	61.5%		68.6%	65.0%		70.2%
Acquisition ratio (3)	26.1		22.1	25.2		21.9
Technical ratio (4)	87.6%		90.7%	90.2%		92.1%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 28% and 29% of total net premiums written in the three months and six months ended June 30, 2014, respectively, compared to 28% in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014				For the three months ended June 30, 2013				For the six months ended June 30, 2014				For the six months ended June 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$120	31%	$114	29%	$101	28%	$100	28%	$282	31%	$218	28%	$202	25%	$199	29%
Casualty	148	38	147	38	137	38	138	38	326	35	295	38	315	39	276	40
Credit/Surety	25	6	26	7	17	5	13	4	63	7	52	7	27	3	20	3
Motor	11	3	13	3	13	4	13	4	33	4	32	4	30	4	24	3
Multiline	30	8	27	7	18	5	23	6	76	8	51	7	62	8	45	7
Property	44	11	49	12	62	17	53	15	116	13	97	13	135	16	99	14
Other	14	3	14	4	12	3	17	5	23	2	23	3	36	5	27	4
Total	$392	100%	$390	100%	$360	100%	$357	100%	$919	100%	$768	100%	$807	100%	$690	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended June 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	8%	9%	10%
Foreign exchange effect	(1)	—	(1)
Increase as reported in U.S. dollars	7%	9%	9%

Six months ended June 30, 2014 compared to the same period of 2013
Increase in original currency	14%	14%	12%
Foreign exchange effect	—	—	(1)
Increase as reported in U.S. dollars	14%	14%	11%
Three-month result
Gross and net premiums written and net premiums earned increased by 8%, 9% and 10%, respectively, on a constant foreign exchange basis in the three months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily attributable to new business written at the January 1 renewals in the agriculture, multiline and credit/surety lines of business and upward premium adjustments in the casualty line of business. These increases were partially offset by a decrease in the property line of business, driven by cancellations and renewal changes.
Six-month result
Gross and net premiums written increased by 14% and net premiums earned increased by 12% on a constant foreign exchange basis in the six months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written were primarily attributable to the agriculture and credit/surety lines of business. The increase in the agriculture line was driven by new business written and the restructuring of a significant treaty, which resulted in the full annual premium being written in the first quarter of 2014 compared to being written ratably over four quarters in 2013, while the credit/surety line benefitted from new mortgage guaranty business. The increase in net premiums earned in the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to the same factors described for the increases in gross and net premiums written, and was also due to the earning of new casualty business that was written in 2013. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$(20)	104.9%	$10	97.2%	$(17)	102.2%	$1	99.8%
Large catastrophic losses(1)	—	—	(8)	2.2	—	—	(8)	1.2
Prior accident years technical result and ratio
Net favorable prior year loss development	68	(17.3)	31	(8.7)	92	(12.0)	61	(8.9)
Technical result and ratio, as reported	$48	87.6%	$33	90.7%	$75	90.2%	$54	92.1%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result
The increase of $15 million in the technical result (and the corresponding decrease of 3.1 points in the technical ratio) in the three months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $37 million (decrease of 8.6 points in the technical ratio) from $31 million (8.7 points on the technical ratio) in the three months ended June 30, 2013 to $68 million (17.3 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended June 30, 2014 was driven by most lines of business, predominantly the casualty line. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety and property lines experienced combined adverse loss development for prior accident years of $9 million.

•
Large catastrophic losses—a decrease of $8 million (decrease of 2.2 points in the technical ratio) related to the Alberta Floods in the three months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

These factors driving the increase in the technical result in the three months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to a higher acquisition cost ratio, which was driven by increasingly competitive conditions and pricing observed in most lines of business during the recent January 1 renewals and higher profit commissions in the agriculture line, a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

Six-month result
The increase of $21 million in the technical result (and the corresponding decrease of 1.9 points in the technical ratio) in the six months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $31 million (decrease of 3.1 points in the technical ratio) from $61 million (8.9 points on the technical ratio) in the six months ended June 30, 2013 to $92 million (12.0 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was driven primarily by the casualty line, while the multiline, motor and agriculture lines experienced combined adverse loss development for prior accident years of $13 million. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety, agriculture and property lines experienced combined adverse loss development for prior accident years of $14 million.

•
Large catastrophic losses—a decrease of $8 million (decrease of 1.2 points in the technical ratio) related to the Alberta Floods in the six months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

These factors driving the increase in the technical result in the six months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to a higher acquisition cost ratio, as described in the three-month result, partially offset by a modestly lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 89% and 81% of net premiums written in the three months and six months ended June 30, 2014, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Gross premiums written	$155	(3)%	$160	$519	(3)%	$532
Net premiums written	148	(6)	158	508	(3)	525
Net premiums earned	$187	11	$169	$367	10	$335
Losses and loss expenses	(103)	(4)	(106)	(196)	13	(173)
Acquisition costs	(52)	55	(34)	(107)	27	(84)
Technical result	$32	13	$29	$64	(18)	$78
Loss ratio	54.6%		62.9%	53.5%		51.8%
Acquisition ratio	27.9		19.9	29.0		24.9
Technical ratio	82.5%		82.8%	82.5%		76.7%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 10% and 16% of total net premiums written in the three months and six months ended June 30, 2014, respectively, compared to 12% and 18% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014				For the three months ended June 30, 2013				For the six months ended June 30, 2014				For the six months ended June 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$13	8%	$20	11%	$16	10%	$20	12%	$47	9%	$35	10%	$55	10%	$38	11%
Motor	54	37	73	39	53	34	51	30	187	37	147	40	177	34	99	30
Property	81	55	94	50	89	56	98	58	274	54	185	50	293	56	198	59
Total	$148	100%	$187	100%	$158	100%	$169	100%	$508	100%	$367	100%	$525	100%	$335	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended June 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
(Decrease) increase in original currency	(4)%	(7)%	9%
Foreign exchange effect	1	1	2
(Decrease) increase as reported in U.S. dollars	(3)%	(6)%	11%

Six months ended June 30, 2014 compared to the same period of 2013
(Decrease) increase in original currency	(3)%	(4)%	9%
Foreign exchange effect	—	1	1
(Decrease) increase as reported in U.S. dollars	(3)%	(3)%	10%
Three-month result
Gross and net premiums written decreased by 4% and 7%, respectively, and net premiums earned increased by 9% on a constant foreign exchange basis in the three months ended June 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written resulted primarily from cancellations in the property line of business. The increase in net premiums earned compared to the decreases in gross and net premiums written was driven by the earning of the new motor business that was written in 2013.

Six-month result
Gross and net premiums written decreased by 3% and 4%, respectively, and net premiums earned increased by 9% on a constant foreign exchange basis in the six months ended June 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written resulted primarily from cancellations due to pricing, increased retentions and share decreases in the property line. The increase in net premiums earned compared to the decreases in gross and net premiums written was driven by the earning of the new motor business that was written in 2013. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$1	99.2%	$3	98.1%	$(13)	103.5%	$(2)	100.5%
Large catastrophic losses(1)	—	—	(14)	8.3	—	—	(14)	4.2
Net favorable prior quarter loss development	1	(0.5)	4	(2.2)
Prior accident years technical result and ratio
Net favorable prior year loss development	30	(16.2)	36	(21.4)	77	(21.0)	94	(28.0)
Technical result and ratio, as reported	$32	82.5%	$29	82.8%	$64	82.5%	$78	76.7%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The modest increase of $3 million in the technical result (and the corresponding decrease of 0.3 points in the technical ratio) in the three months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Large catastrophic losses—a decrease of $14 million (decrease of 8.3 points in the technical ratio) related to the European Floods in the three months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

This factor driving the increase in the technical result in the three months ended June 30, 2014 compared to the same period of 2013 was partially offset by:

•
Net favorable prior year loss development—a decrease of $6 million (increase of 5.2 points in the technical ratio) from $36 million (21.4 points on the technical ratio) in the three months ended June 30, 2013 to $30 million (16.2 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended June 30, 2014 and 2013 was driven by all lines of business, with the property line being the most pronounced.

•
Net favorable prior quarter loss development—a decrease of $3 million (increase of 1.7 points in the technical ratio) from $4 million (2.2 points on the technical ratio) in the three months ended June 30, 2013 to $1 million (0.5 points on the technical ratio) in the same period of 2014.

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development—a modest decrease in the technical result (and a corresponding increase in the technical ratio) due to an increase in the acquisition cost ratio, predominantly related to lower profit commissions reported by cedants in the property and casualty lines of business in the three months ended June 30, 2013 and higher profit commission adjustments reported and increasingly competitive conditions in the three months ended June 30, 2014. These decreases in the current accident year technical result were almost entirely offset by a lower level of mid-sized losses and normal fluctuations in profitability between periods.

Six-month result
The decrease of $14 million in the technical result (and the corresponding increase of 5.8 points in the technical ratio) in the six months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—a decrease of $17 million (increase of 7.0 points in the technical ratio) from $94 million (28.0 points on the technical ratio) in the six months ended June 30, 2013 to $77 million (21.0 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by all lines of business, with the property line being the most pronounced and included favorable loss emergence related to certain catastrophic and large loss events.

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and a corresponding increase in the technical ratio) mainly due to an increase in the acquisition cost ratio, as described in the three-month result, partially offset by normal fluctuations in profitability between periods.

These factors driving the decrease in the technical result in the six months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $14 million (decrease of 4.2 points in the technical ratio) related to the European Floods in the six months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Gross premiums written	$438	6%	$413	$917	7%	$857
Net premiums written	432	6	409	822	7	771
Net premiums earned	$406	9	$372	$761	7	$709
Losses and loss expenses	(270)	(5)	(284)	(471)	—	(469)
Acquisition costs	(98)	10	(90)	(178)	8	(165)
Technical result	$38	NM	$(2)	$112	50	$75
Loss ratio	66.5%		76.6%	61.9%		66.1%
Acquisition ratio	24.2		24.1	23.4		23.3
Technical ratio	90.7%		100.7%	85.3%		89.4%
Premiums
The Global Specialty sub-segment represented 30% and 26% of total net premiums written in the three months and six months ended June 30, 2014, respectively, compared to 31% and 26% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014				For the three months ended June 30, 2013				For the six months ended June 30, 2014				For the six months ended June 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$61	14%	$59	14%	$44	11%	$41	11%	$110	13%	$85	11%	$79	10%	$59	8%
Aviation/Space	57	13	53	13	49	12	47	13	90	11	99	13	86	11	93	13
Credit/Surety	64	15	72	18	73	18	72	19	139	17	140	18	149	19	139	20
Energy	20	5	17	4	24	6	25	7	31	4	36	5	40	5	50	7
Engineering	39	9	45	11	56	14	52	14	79	9	90	12	100	13	100	14
Marine	65	15	63	16	79	19	66	18	128	16	131	17	151	20	138	19
Multiline	27	6	19	5	12	3	4	1	66	8	35	5	23	3	6	1
Specialty casualty	43	10	38	9	25	6	26	7	95	12	69	9	76	10	50	7
Specialty property	52	12	40	10	47	11	39	10	76	9	76	10	67	9	75	11
Other	4	1	—	—	—	—	—	—	8	1	—	—	—	—	(1)	—
Total	$432	100%	$406	100%	$409	100%	$372	100%	$822	100%	$761	100%	$771	100%	$709	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended June 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	5%	4%	8%
Foreign exchange effect	1	2	1
Increase as reported in U.S. dollars	6%	6%	9%

Six months ended June 30, 2014 compared to the same period of 2013
Increase in original currency	6%	6%	7%
Foreign exchange effect	1	1	—
Increase as reported in U.S. dollars	7%	7%	7%
Three-month result
Gross and net premiums written and net premiums earned increased by 5%, 4% and 8% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written were primarily driven by new business that was written in prior periods in the specialty casualty, multiline and agriculture lines and increased premium estimates in the agriculture line. These increases in gross and net premiums written were partially offset by lower upward prior year premium adjustments reported by cedants in the engineering line and cancellations in the marine line. The increase in net premiums earned was primarily driven by the earning of new business that was written in 2013.
Six-month result
Gross and net premiums written increased by 6% and net premiums earned increased by 7% on a constant foreign exchange basis in the six months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by the same factors described in the three-month result. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$(13)	103.3%	$(10)	103.0%	$(16)	102.2%	$10	98.7%
Large catastrophic losses(1)	—	—	(23)	6.2	—	—	(23)	3.2
Net (adverse) favorable prior quarter loss development	(18)	4.5	3	(1.0)
Prior accident years technical result and ratio
Net favorable prior year loss development	69	(17.1)	28	(7.5)	128	(16.9)	88	(12.5)
Technical result and ratio, as reported	$38	90.7%	$(2)	100.7%	$112	85.3%	$75	89.4%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The increase of $40 million in the technical result (and the corresponding decrease of 10.0 points in the technical ratio) in the three months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $41 million (decrease of 9.6 points in the technical ratio) from $28 million (7.5 points on the technical ratio) in the three months ended June 30, 2013 to $69 million (17.1 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended June 30, 2014 was driven by most lines of business, primarily the marine, aviation/space and specialty property lines, while the engineering and credit/surety lines experienced combined adverse loss development for prior accident years of $16 million. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was driven by most lines of business, except the engineering line, which experienced adverse loss development for prior accident years of $11 million.

•
Large catastrophic losses—a decrease of $23 million (decrease of 6.2 points in the technical ratio) related to the European and Alberta Floods in the three months ended June 30, 2013 compared to no large catastrophic losses in the same period of 2014.

These factors driving the increase in the technical result in the three months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
Net (adverse) favorable prior quarter loss development—a decrease of $21 million (increase of 5.5 points in the technical ratio) from favorable development of $3 million (1.0 point on the technical ratio) in the three months ended June 30, 2013 to adverse development of $18 million (4.5 points on the technical ratio) in the same period of 2014, primarily driven by various mid-sized losses reported in the marine, specialty property and energy lines.

The current accident year technical result and ratio, adjusted for large catastrophic losses and prior quarter loss development, in the three months ended June 30, 2014 was comparable to the same period of 2013, with both periods experiencing a high level of mid-sized loss activity.

Six-month result
The increase of $37 million in the technical result (and the corresponding decrease of 4.1 points in the technical ratio) in the six months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $40 million (decrease of 4.4 points in the technical ratio) from $88 million (12.5 points on the technical ratio) in the six months ended June 30, 2013 to $128 million (16.9 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was driven by most lines of business, predominantly the marine, aviation/space and specialty property lines, while the credit/surety and agriculture lines experienced combined adverse loss development for prior accident years of $21 million. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was driven by most lines of business, predominantly the aviation/space and credit/surety lines, while the engineering line experienced adverse loss development for prior accident years of $13 million.

•
Large catastrophic losses—a decrease of $23 million (decrease of 3.2 points in the technical ratio) related to the European and Alberta Floods in the six months ended June 30, 2013 compared to no large catastrophic losses in the same period of 2014.

These factors driving the increase in the technical result in the six months ended June 30, 2014 compared to the same period of 2013 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) due to a modestly higher level of mid-sized loss activity, a lower level of upward prior year premium adjustments reported by cedants in the six months ended June 30, 2014 compared to the same period of 2013 and normal fluctuations in profitability between periods.

Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for the three months and six months ended June 30, 2014 and 2013 demonstrate this volatility. While the results for the three months and six months ended June 30, 2014 included no significant catastrophic losses, the results for the three months and six months ended June 30, 2013 included a higher level of catastrophic losses resulting from the European and Alberta Floods.
The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Gross premiums written	$143	(11)%	$161	$353	(12)%	$399
Net premiums written	136	(9)	149	315	(13)	360
Net premiums earned	$59	(25)	$79	$138	(17)	$165
Losses and loss expenses	(19)	(61)	(51)	1	NM	(39)
Acquisition costs	(8)	16	(6)	(15)	(9)	(17)
Technical result	$32	47	$22	$124	14	$109
Loss ratio	33.4%		64.1%	(0.9)%		23.8%
Acquisition ratio	13.0		8.5	11.4		10.5
Technical ratio	46.4%		72.6%	10.5%		34.3%
Premiums
The Catastrophe sub-segment represented 10% of total net premiums written in the three months and six months ended June 30, 2014 and 2013 compared to 11% and 12% in the same periods of 2013, respectively.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended June 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(10)%	(8)%	(23)%
Foreign exchange effect	(1)	(1)	(2)
Decrease as reported in U.S. dollars	(11)%	(9)%	(25)%

Six months ended June 30, 2014 compared to the same period of 2013
Decrease in original currency	(11)%	(12)%	(14)%
Foreign exchange effect	(1)	(1)	(3)
Decrease as reported in U.S. dollars	(12)%	(13)%	(17)%
Three-month result
Gross and net premiums written and net premiums earned decreased by 10%, 8% and 23% on a constant foreign exchange basis, respectively, in the three months ended June 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written and net premiums earned were primarily driven by the impact of reinstatement premiums related to the European and Alberta Floods in the three months ended June 30, 2013, cancellations and non-renewals due to reductions in pricing and the restructuring of certain treaties. These decreases were partially offset by new business written in the three months ended June 30, 2014. The percentage decrease in net premiums earned was higher than the percentage decreases in gross and net premiums written primarily due to the lower absolute level of net premiums earned in the three months ended June 30, 2014 and 2013 relative to the absolute level of gross and net premiums written, given the Company earns certain premiums commensurate with the seasonality of the underlying exposures.
Six-month result
Gross and net premiums written and net premiums earned decreased by 11%, 12% and 14% on a constant foreign exchange basis, respectively, in the six months ended June 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written and net premiums earned were primarily driven by cancellations, non-renewals, decreased shares and the impact of the reinstatement premiums related to the European and Alberta Floods in 2013. These decreases were partially offset by new business written.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarter loss development	$43	27.3%	$49	12.0%	$96	30.7%	$109	23.6%
Large catastrophic losses(1)	—	—	(67)	111.8	—	—	(67)	51.2
Net (adverse) favorable prior quarter loss development	(5)	8.9	8	(10.3)
Prior accident years technical result and ratio
Net (adverse) favorable prior year loss development	(6)	10.2	32	(40.9)	28	(20.2)	67	(40.5)
Technical result and ratio, as reported	$32	46.4%	$22	72.6%	$124	10.5%	$109	34.3%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result
The increase of $10 million in the technical result (and the corresponding decrease of 26.2 points in the technical ratio) in the three months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Large catastrophic losses—a decrease of $67 million (decrease of 111.8 points in the technical ratio) related to the European and Alberta Floods in the three months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

This factor driving the increase in the technical result in the three months ended June 30, 2014 compared to the same period of 2013 was partially offset by:

•
Net (adverse) favorable prior year loss development—a decrease of $38 million (increase of 51.1 points in the technical ratio) from favorable prior year loss development of $32 million (40.9 points on the technical ratio) in the three months ended June 30, 2013 to adverse prior year loss development of $6 million (10.2 points on the technical ratio) in the same period of 2014. The net adverse loss development for prior accident years in the three months ended June 30, 2014 was primarily due to adverse development related to the New Zealand Earthquakes, as described in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses above, which was partially offset by favorable loss emergence from other events. The net favorable loss development for prior accident years in the three months ended June 30, 2013 was primarily due to favorable loss emergence.

•
Net (adverse) favorable prior quarter loss development—a decrease of $13 million (increase of 19.2 points in the technical ratio) from favorable prior quarter loss development of $8 million (10.3 points on the technical ratio) in the three months ended June 30, 2013 to adverse prior quarter loss development of $5 million (8.9 points on the technical ratio) in the same period of 2014. The adverse prior quarter loss development in the three months ended June 30, 2014 was primarily driven by modest adverse development related to a mid-sized loss that occurred in the first quarter of 2014.

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarter loss development —an increase in the technical ratio primarily due to the inclusion of reinstatement premiums related to large catastrophic losses in the three months ended June 30, 2013 in the calculation of the current accident year technical ratio. Excluding the effect of the reinstatement premiums, the current accident year technical result modestly decreased (and the technical ratio modestly increased) due to the impact of lower net premiums earned in the three months ended June 30, 2014 compared to the same period of 2013.

Six-month result
The increase of $15 million in the technical result (and the corresponding decrease of 23.8 points in the technical ratio) in the six months ended June 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Large catastrophic losses—a decrease of $67 million (decrease of 51.2 points in the technical ratio) related the European and Alberta Floods in the six months ended June 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

This factor driving the increase in the technical result in the six months ended June 30, 2014 compared to the same period of 2013 was partially offset by:

•
Net favorable prior year loss development—a decrease of $39 million (increase of 20.3 points on the technical ratio) from $67 million (40.5 points on the technical ratio) in the six months ended June 30, 2013 to $28 million (20.2 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was primarily due to favorable loss emergence, and was partially offset by the adverse development on the New Zealand Earthquakes as described in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses above. The net favorable loss development for prior accident years in the six months ended June 30, 2013 was primarily due to favorable loss emergence.

•
The current accident year technical result, adjusted for large catastrophic losses—an increase in the technical ratio primarily due to the inclusion of reinstatement premiums related to large catastrophic losses in the six months ended June 30, 2013 in the calculation of the current accident year technical ratio. Excluding the effect of the reinstatement premiums, the current accident year technical result modestly decreased (and the technical ratio modestly increased) due to the impact of lower net premiums earned in the six months ended June 30, 2014 compared to the same period of 2013.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and, following the acquisition of PartnerRe Health on December 31, 2012, accident and health business written in the U.S. At the time of the acquisition, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third party insurance companies. As a result, this transition affects the period over period comparability with increased gross and net premiums written and net premiums earned and reduced MGA fee income, which is recorded in Other income, in the three months and six months ended June 30, 2014 compared to the same periods of 2013.
The components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Gross premiums written	$326	40%	$233	$615	26%	$486
Net premiums written	311	34	232	593	23	481
Net premiums earned	$311	34	$232	$573	26	$456
Life policy benefits	(252)	40	(181)	(468)	29	(363)
Acquisition costs	(43)	30	(33)	(73)	25	(59)
Technical result	$16	(11)	$18	$32	(7)	$34
Other income	3	(18)	3	4	(36)	6
Other operating expenses	(16)	(8)	(17)	(34)	(4)	(35)
Net investment income	15	5	15	30	—	30
Allocated underwriting result (1)	$18	(2)	$19	$32	(9)	$35

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
Premiums
The Life and Health segment represented 22% and 19% of total net premiums written in the three months and six months ended June 30, 2014, respectively, compared to 18% and 16% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this segment for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014				For the three months ended June 30, 2013				For the six months ended June 30, 2014				For the six months ended June 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$84	27%	$84	27%	$33	14%	$33	14%	$129	22%	$129	23%	$63	13%	$63	14%
Longevity	70	22	70	22	59	26	59	26	140	23	140	24	122	25	122	27
Mortality	157	51	157	51	140	60	140	60	324	55	304	53	296	62	271	59
Total	$311	100%	$311	100%	$232	100%	$232	100%	$593	100%	$573	100%	$481	100%	$456	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended June 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	35%	29%	29%
Foreign exchange effect	5	5	5
Increase as reported in U.S. dollars	40%	34%	34%

Six months ended June 30, 2014 compared to the same period of 2013
Increase in original currency	23%	20%	22%
Foreign exchange effect	3	3	4
Increase as reported in U.S. dollars	26%	23%	26%
Three-month result
Gross premiums written increased by 35% and net premiums written and earned increased by 29% on a constant foreign exchange basis in the three months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were due to increases in all lines of business, most notably in the accident and health line. The increase in the accident and health line was primarily driven by PartnerRe Health’s business, due to its continuing transition from an MGA to a carrier, as described above, and new opportunities arising from the implementation of the Patient Protection and Affordable Care Act.
Six-month result
Gross and net premiums written and net premiums earned increased by 23%, 20% and 22% on a constant foreign exchange basis, respectively, in the six months ended June 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were due to increases in all lines of business, most notably in the accident and health and mortality lines. The increase in the accident and health line was due to the same factors described in the three-month result and the increase in the mortality line was driven by new business.
Allocated underwriting result
Three-month result
The allocated underwriting result of $18 million in the three months ended June 30, 2014 was comparable to $19 million in the same period of 2013 due to a lower level of net favorable prior year loss development and a modest increase in claims activity reported by cedants related to certain current period events affecting the short-term mortality business in the three months ended June 30, 2014 compared to the same period of 2013, being almost entirely offset by improved profitability from the PartnerRe Health business.
The decrease in net favorable prior year loss development of $6 million resulted from net favorable loss development of $6 million in the three months ended June 30, 2014 compared to net favorable loss development of $12 million in the same period of 2013. The net favorable prior year loss development of $6 million during the three months ended June 30, 2014 was primarily related to the short-term mortality business and PartnerRe Health’s business. The net favorable prior year loss development of $12 million during the three months ended June 30, 2013 was primarily driven by certain short-term treaties in the mortality line of business and better than expected claims activity related to the GMDB business.
Six-month result
The allocated underwriting result decreased by $3 million, from $35 million in the six months ended June 30, 2013 to $32 million in the same period of 2014. The decrease in the allocated underwriting result was primarily driven by the same factors described for the three-month result.
The decrease in net favorable prior year loss development of $12 million resulted from net favorable loss development of $8 million in the six months ended June 30, 2014 compared to net favorable loss development of $20 million in the same period of 2013. The net favorable prior year loss development of $8 million during the six months ended June 30, 2014 was primarily related to the GMDB business, driven by improvements in the capital markets and favorable actual versus expected claims paid experience, and PartnerRe Health’s business. This favorable prior year loss development was partially offset by increased claims activity reported by cedants related to certain short-term mortality business. The net favorable prior year loss development of $20 million during the six months ended June 30, 2013 was primarily related to certain short-term treaties in the mortality line of business and the GMDB business, driven by an improvement in the capital markets and better than expected claims activity.

Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Non-life
Property and casualty
Casualty	11%	12%	12%	13%
Motor	5	5	7	7
Multiline and other	5	3	5	4
Property	9	11	12	15
Specialty
Agriculture	13	11	13	10
Aviation / Space	4	4	3	3
Catastrophe	9	11	10	12
Credit / Surety	6	7	6	6
Energy	1	2	1	1
Engineering	3	4	3	3
Marine	5	6	4	5
Specialty casualty	3	2	3	3
Specialty property	4	4	2	2
Life and Health	22	18	19	16
Total	100%	100%	100%	100%
The changes in the distribution of net premiums written by line of business between the three months and six months ended June 30, 2014 and the same periods of 2013 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Property: the decrease in the distribution of net premiums written in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was primarily driven by cancellations and non-renewals in the property lines of the North America and Global (Non-U.S.) P&C sub-segments and by increases in other lines of business.

•
Agriculture: the increase in the distribution of net premiums written in the three months ended June 30, 2014 compared to the same period of 2013 was primarily driven by new business written in the North America and Global Specialty sub-segments. In addition to new business written, the increase in the distribution of net premiums written in the six months ended June 30, 2014 compared to the same period of 2013 was also due to a restructuring of a significant treaty in the North America sub-segment.

•
Catastrophe: the decrease in the distribution of net premiums written in the three months ended June 30, 2014 compared to the same period of 2013 was primarily driven by the impact of reinstatement premiums recorded in the three months ended June 30, 2013. The decrease in the distribution of net premiums written in the six months ended June 30, 2014 compared to the same period of 2013 was primarily driven by cancellations, non-renewals and restructuring of certain treaties, as described in the Catastrophe sub-segment above.

•
Life and Health: the increase in the distribution of net premiums written in the three months and six months ended June 30, 2014 compared to the same periods of 2013 was primarily driven by increases in PartnerRe Health’s accident and health business, as described in the Life and Health segment above.

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
The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Non-life segment
Proportional	55%	55%	52%	50%
Non-proportional	16	20	24	29
Facultative	7	7	6	5
Life and Health segment
Proportional	22	18	16	15
Non-proportional	—	—	2	1
Total	100%	100%	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The changes in the distribution of gross premiums written by reinsurance type between the three months and six months ended June 30, 2014 and the same periods of 2013 primarily reflect the following:

•	an increase in gross premiums written related to the PartnerRe Health's business in the Life and Health segment, which are written predominantly on a proportional basis; and

•
a decrease in gross premiums written on a non-proportional basis, which is primarily driven by decreases in the Catastrophe sub-segment and the property line of the North America sub-segment as described in the Results by Segment above.

Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Asia, Australia and New Zealand	13%	13%	11%	10%
Europe	35	36	41	42
Latin America, Caribbean and Africa	9	10	8	10
North America	43	41	40	38
Total	100%	100%	100%	100%
The distribution of gross premiums written during the three months and six months ended June 30, 2014 was comparable to the same periods of 2013.

Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Broker	69%	72%	70%	71%
Direct	31	28	30	29
Total	100%	100%	100%	100%
The percentage of gross premiums written through brokers in the three months ended June 30, 2014 decreased compared to the same period of 2013 due to a restructuring of a significant treaty written through brokers in the agriculture line in the North America sub-segment, which resulted in the full annual premium being written in the three months ended March 31, 2014 compared to being written ratably over four quarters in 2013, and new business written directly in the Global Specialty sub-segment. The percentage of gross premiums written through brokers in the six months ended June 30, 2014 was comparable to the same period of 2013.

Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.
Net Investment Income
Net investment income by asset source for the three months and six months ended June 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Fixed maturities	$115	4%	$111	$226	(1)%	$227
Short-term investments, cash and cash equivalents	—	(40)	—	—	(61)	1
Equities	15	13	13	22	23	17
Funds held and other	9	5	9	17	(3)	17
Funds held – directly managed	3	(36)	5	7	(34)	11
Investment expenses	(12)	(11)	(13)	(25)	(2)	(25)
Net investment income	$130	4	$125	$247	(1)	$248
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
Three-month result
Net investment income increased in the three months ended June 30, 2014 compared to the same period of 2013 due to:

•
an increase in net investment income from fixed maturities due to the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain favorable non-recurring items, which was partially offset by lower reinvestment rates; and

•	an increase in net investment income from equities primarily as a result of higher dividend income; partially offset by

•
a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, which was driven by a release of assets related to the commutation of a portion the funds held agreement with Colisée Re, the run-off of the remaining underlying liabilities and lower reinvestment rates.

Six-month result
Net investment income modestly decreased in the six months ended June 30, 2014 compared to the same period of 2013 due to:

•	a decrease in net investment income from funds held – directly managed primarily due to the same factors discussed above for the three-month result; and

•
a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates, which was partially offset by the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain favorable non-recurring items; partially offset by

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
The components of net realized and unrealized investment gains (losses) for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net realized investment gains on fixed maturities and short-term investments	$31	$40	$56	$82
Net realized investment gains on equities	34	35	35	54
Net realized investment (losses) gains on other invested assets	(18)	8	(8)	19
Change in net unrealized investment (losses) gains on other invested assets	(14)	83	(40)	61
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	124	(396)	243	(467)
Change in net unrealized investment gains (losses) on equities	6	(58)	17	(8)
Net other realized and unrealized investment gains (losses)	1	1	2	—
Net realized and unrealized investment gains (losses) on funds held – directly managed	2	(12)	3	(17)
Net realized and unrealized investment gains (losses)	$166	$(299)	$308	$(276)
Three-month result
Net realized and unrealized investment gains increased by $465 million, from a loss of $299 million in the three months ended June 30, 2013 to a gain of $166 million in the same period of 2014. The net realized and unrealized investment gains of $166 million in the three months ended June 30, 2014 were primarily due to decreases in U.S. and European longer-term risk-free interest rates, improvements in worldwide equity markets and narrowing credit spreads, which were partially offset by losses on treasury note futures. Net realized and unrealized investment losses of $299 million in the three months ended June 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates, widening credit spreads and modest declines in worldwide equity markets, which were partially offset by gains on treasury note futures.
Net realized and the change in net unrealized investment (losses) gains on other invested assets were a combined loss of $32 million in the three months ended June 30, 2014 and a combined gain of $91 million in the three months ended June 30, 2013 and primarily related to treasury note futures.
Net realized and unrealized investment gains (losses) on funds held – directly managed of $2 million gain and $12 million loss in the three months ended June 30, 2014 and 2013, respectively, were primarily due to changes in risk-free interest rates related to the segregated investment portfolio underlying the funds held – directly managed account.
Six-month result
Net realized and unrealized investment gains increased by $584 million, from a loss of $276 million in the six months ended June 30, 2013 to a gain of $308 million in the same period of 2014. The net realized and unrealized investment gains of $308 million in the six months ended June 30, 2014 were primarily due to modest decreases in U.S. and European longer-term risk-free interest rates, narrowing credit spreads and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures. Net realized and unrealized investment losses of $276 million in the six months ended June 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates and widening credit spreads, which were partially offset by gains on treasury note futures and improvements in worldwide equity markets.
Net realized and the change in net unrealized investment (losses) gains on other invested assets were a combined loss of $48 million in the six months ended June 30, 2014 and a combined gain of $80 million in the six months ended June 30, 2013 and primarily related to treasury note futures.
Net realized and unrealized investment gains (losses) on funds held – directly managed of $3 million gain and $17 million loss in the six months ended June 30, 2014 and 2013, respectively, primarily due to changes in risk-free interest rates related to the segregated investment portfolio underlying the funds held – directly managed account.
Other Operating Expenses
The Company’s total other operating expenses for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	% Change	For the three months ended June 30, 2013	For the six months ended June 30, 2014	% Change	For the six months ended June 30, 2013
Other operating expenses	$107	(26)%	$145	$219	(16)%	$261
Three-month result
Other operating expenses represent 7.9% and 12.0% of net premiums earned (Non-life and Life and Health) for the three months ended June 30, 2014 and 2013, respectively. Other operating expenses included in Corporate and Other were $30 million and $68 million, of which $29 million and $66 million are related to corporate activities for the three months ended June 30, 2014 and 2013, respectively.
Other operating expenses decreased by $38 million, or 26%, in the three months ended June 30, 2014 compared to the same period of 2013 primarily due to the restructuring charge in the three months ended June 30, 2013, as described in Executive Overview above.
Six-month result
Other operating expenses represent 8.4% and 11.1% of net premiums earned (Non-life and Life and Health) for the six months ended June 30, 2014 and 2013, respectively. Other operating expenses included in Corporate and Other were $59 million and $100 million, of which $57 million and $96 million are related to corporate activities for the six months ended June 30, 2014 and 2013, respectively.
Other operating expenses decreased by $42 million, or 16%, in the six months ended June 30, 2014 compared to the same period of 2013 primarily due to the restructuring charge in the six months ended June 30, 2013, as described in Executive Overview above.

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
The Company’s income tax expense (benefit) and effective income tax rate for the three months and six months ended June 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Income tax expense (benefit)	$78	$(75)	$141	$(33)
Effective income tax rate	22.3%	29.8%	19.4%	(127.0)%
Three-month result
Income tax expense and the effective income tax rate during the three months ended June 30, 2014 were $78 million and 22.3%, respectively. Income tax expense and the effective income tax rate during the three months ended June 30, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates, and was driven by net realized and unrealized investment gains and net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a less significant portion of the Company’s pre-tax net income, driven by the same factors and the absence of large catastrophic losses.
Income tax benefit and the effective income tax rate during the three months ended June 30, 2013 were $75 million and 29.8%, respectively. Income tax benefit and the effective income tax rate during the three months ended June 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included a significant pre-tax net loss recorded in jurisdictions with comparatively higher tax rates driven by net realized and unrealized investment losses, large catastrophic losses related to the European and Alberta Floods and charges related to the restructuring, which were partially offset by net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a modest pre-tax net income, driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and large catastrophic losses related to the European and Alberta Floods.
Six-month result
Income tax expense and the effective income tax rate during the six months ended June 30, 2014 were $141 million and 19.4%, respectively. Income tax expense and the effective income tax rate during the six months ended June 30, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company's pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net realized and unrealized investment gains and net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a less significant portion of the Company’s pre-tax net income, driven by the same factors and the absence of large catastrophic losses.
Income tax benefit and the effective income tax rate during the six months ended June 30, 2013 were $33 million and (127.0)%, respectively. Income tax benefit and the effective income tax rate during the six months ended June 30, 2013 were primarily driven by the geographic distribution of the Company’s modest pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates were driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and large catastrophic losses related to the European and Alberta Floods. The Company’s taxable jurisdictions recorded a pre-tax net loss driven by significant net realized and unrealized investment losses, large catastrophic losses related to the European and Alberta Floods and the charges related to the restructuring, which were partially offset by net favorable prior year loss development.
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
The Company’s total invested assets (including funds held – directly managed) at June 30, 2014 and December 31, 2013 were split between liability and capital funds as follows (in millions of U.S. dollars):

	June 30, 2014	% of Total Invested Assets	December 31, 2013	% of Total Invested Assets
Liability funds	$10,180	58%	$10,366	59%
Capital funds	7,344	42	7,118	41
Total invested assets	$17,524	100%	$17,484	100%
The modest increase of $40 million in total invested assets at June 30, 2014 compared to December 31, 2013 was primarily related to an increase in fixed maturities which was partially offset by decreases in cash and cash equivalents and the funds – held directly managed account (see Funds Held – Directly Managed below). The increase in fixed maturities was primarily related to decreases in U.S. and European risk-free interest rates and the reinvestment of net investment income. The decrease in cash and cash equivalents was primarily related to payments for the Company’s share repurchases, dividends and taxes, which were partially offset by cash flow provided by underwriting activities.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at June 30, 2014 compared to December 31, 2013 was primarily driven by an increase in net reinsurance assets related to new business written and losses paid during the six months ended June 30, 2014.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The increase in the capital funds at June 30, 2014 compared to December 31, 2013 was primarily driven by the increase in total invested assets and decrease in liability funds, as described above. At June 30, 2014, approximately 61% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
Overview
Total investments and cash (excluding the funds held – directly managed account) were $16.8 billion at June 30, 2014 compared to $16.6 billion at December 31, 2013. The major factors contributing to the increase in the six months ended June 30, 2014 were:

•
net realized and unrealized gains related to the investment portfolio of $305 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $299 million, reflecting modest decreases in U.S. and European risk-free interest rates and narrowing credit spreads, and an increase in the equity portfolio of $52 million.

These factors were partially offset by a decrease in other invested assets of $48 million primarily driven by losses on treasury note futures (see discussion related to duration below);

•	net cash provided by operating activities of $221 million; and

•	a decrease in net receivable for securities sold of $73 million; partially offset by

•
a net decrease of $286 million, due to the repurchase of common shares of $313 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $27 million;

•	dividend payments on common and preferred shares totaling $97 million; and

•	various other factors which net to approximately $68 million, the largest being the amortization of net premium on investments.
Trading securities
The following discussion relates to the composition of the Company’s trading securities. The Company’s other invested assets and the investments underlying the funds held – directly managed account are discussed separately below. Trading securities are carried at fair value with changes in fair value included in net realized and unrealized investment gains and losses in the Condensed Consolidated Statements of Operations.
At June 30, 2014, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
Average credit quality	A		A
Average yield to maturity	2.2%		2.5%
Expected average duration	3.4	years	3.0	years
The average credit quality on fixed maturities, short-term investments and cash and cash equivalents at June 30, 2014 was comparable to December 31, 2013.
The average yield to maturity on fixed maturities, short-term investments and cash and cash equivalents decreased to 2.2% at June 30, 2014, compared to 2.5% at December 31, 2013 primarily due to decreases in U.S. and European longer-term risk-free interest rates and narrowing credit spreads.
The expected average duration on fixed maturities, short-term investments and cash and cash equivalents increased to 3.4 years at June 30, 2014 compared to 3.0 years at December 31, 2013 primarily due to an increase in the measured duration of the underlying reinsurance liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.2 years to 3.4 years at June 30, 2014, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 2.0% and 3.7% in the three months and six months ended June 30, 2014, respectively, compared to a negative total return of 1.0% and 0.1%, respectively, in the same periods of 2013. The total accounting return in the three months and six months ended June 30, 2014 was primarily due to decreases in U.S. and European longer-term risk-free interest rates, improvements in worldwide equity markets and narrowing credit spreads, while the same period of 2013 was primarily impacted by increases in U.S. and European risk-free interest rates.
The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at June 30, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
June 30, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,811	$1,827	$—	$1,827	$—	$—	$—
U.S. government sponsored enterprises	29	29	—	29	—	—	—
U.S. states, territories and municipalities	211	221	30	64	—	—	127
Non-U.S. sovereign government, supranational and government related	2,187	2,289	860	1,320	99	10	—
Corporate	5,694	5,981	207	532	2,431	2,384	427
Asset-backed securities	1,193	1,214	294	217	161	16	526
Residential mortgage-backed securities	2,371	2,395	338	1,987	54	—	16
Other mortgage-backed securities	50	51	17	18	14	—	2
Fixed maturities	13,546	14,007	1,746	5,994	2,759	2,410	1,098
Short-term investments	32	32	6	6	—	20	—
Total fixed maturities and short-term investments	13,578	14,039	$1,752	$6,000	$2,759	$2,430	$1,098
Equities	1,025	1,253
Total	$14,603	$15,292
% of Total fixed maturities and short-term investments			12%	43%	20%	17%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The increase of $0.4 billion in the fair value of the Company’s fixed maturities from $13.6 billion at December 31, 2013 to $14.0 billion at June 30, 2014 primarily reflects decreases in U.S. and European longer-term risk-free interest rates and the reinvestment of net investment income. At June 30, 2014, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2013 as the Company decreased its holdings of corporate bonds (primarily due to narrowing credit spreads) and increased its holdings of U.S. government securities, residential mortgage-backed securities and asset-backed securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known, and other federally owned or established corporations). At June 30, 2014, 60% of this category was rated AA with the remaining 40%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories, or counties.
The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at June 30, 2014 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
June 30, 2014					AAA	AA	A	BBB
Non-European Union
Canada	$133	$—	$343	$476	$195	$182	$99	$—
Singapore	100	—	—	100	100	—	—	—
New Zealand	80	—	—	80	—	80	—	—
All Other	44	—	—	44	1	33	—	10
Total Non-European Union	$357	$—	$343	$700	$296	$295	$99	$10
European Union
France	$503	$—	$9	$512	$—	$512	$—	$—
Germany	305	—	—	305	305	—	—	—
Belgium	214	—	—	214	—	214	—	—
Netherlands	198	—	—	198	198	—	—	—
Austria	190	—	—	190	—	190	—	—
Supranational	—	140	—	140	31	109	—	—
All Other	30	—	—	30	30	—	—	—
Total European Union	$1,440	$140	$9	$1,589	$564	$1,025	$—	$—
Total	$1,797	$140	$352	$2,289	$860	$1,320	$99	$10
% of Total	79%	6%	15%	100%	38%	58%	4%	—

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At June 30, 2014, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at June 30, 2014 were as follows (in millions of U.S. dollars):

June 30, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$1,016	$476	$1,492	25%
Consumer noncyclical	563	238	801	13
Communications	388	364	752	13
Utilities	285	290	575	10
Energy	252	259	511	9
Industrials	323	144	467	8
Consumer cyclical	294	59	353	6
Insurance	255	38	293	5
Basic materials	71	112	183	3
Technology	156	—	156	3
Real estate investment trusts	136	7	143	2
Government guaranteed corporate debt	—	119	119	2
All Other	—	136	136	1
Total	$3,739	$2,242	$5,981	100%
% of Total	63%	37%	100%
At June 30, 2014, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.

At June 30, 2014, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). Within the finance sector, substantially all (more than 99%) corporate bonds were rated investment grade and 77% were rated A- or better at June 30, 2014.
At June 30, 2014, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

June 30, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$137	$407	$544
Netherlands	—	85	162	247
France	—	41	164	205
Spain	—	42	94	136
Germany	112	8	13	133
Italy	—	17	79	96
Luxembourg	—	—	91	91
All Other	—	18	86	104
Total	$112	$348	$1,096	$1,556
% of Total	7%	22%	71%	100%
At June 30, 2014, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $79 million in total finance sector corporate bonds issued by companies in those countries.
Asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgaged-backed securities and other mortgaged-backed securities at June 30, 2014 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
June 30, 2014	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade/ Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$133	$139	$104	$—	$506	$882
Non-U.S.	—	—	161	78	57	16	20	332
Asset-backed securities	$—	$—	$294	$217	$161	$16	$526	$1,214
Residential mortgaged-backed securities
U.S.	$451	$1,467	$8	$—	$—	$—	$16	$1,942
Non-U.S.	—	—	330	69	54	—	—	453
Residential mortgaged-backed securities	$451	$1,467	$338	$69	$54	$—	$16	$2,395
Other mortgaged-backed securities
U.S.	$5	$—	$8	$13	$14	$—	$2	$42
Non-U.S.	—	—	9	—	—	—	—	9
Other mortgaged-backed securities	$5	$—	$17	$13	$14	$—	$2	$51
Total	$456	$1,467	$649	$299	$229	$16	$544	$3,660
% of Total	13%	40%	18%	8%	6%	—%	15%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at June 30, 2014, other than $19 million of investments in distressed asset vehicles (included in Other invested assets). At June 30, 2014, the Company’s U.S. residential mortgage-backed securities included approximately $7 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgaged-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.
Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At June 30, 2014, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
June 30, 2014	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB
Country
Spain	$—	$—	$9	$9	$—	$—	$—	$9
Netherlands	—	—	6	6	—	—	—	6
Canada	—	5	—	5	5	—	—	—
All Other	7	1	4	12	1	6	—	5
Total	$7	$6	$19	$32	$6	$6	$—	$20
% of Total	20%	19%	61%	100%	19%	20%	—	61%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at June 30, 2014 were as follows (in millions of U.S. dollars):

June 30, 2014	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$225	22%
Energy	154	15
Finance	128	13
Insurance	123	12
Consumer noncyclical	100	10
Communications	81	8
Technology	60	6
Industrials	50	5
Consumer cyclical	41	4
All Other	54	5
Total	$1,016	100%
Mutual funds and exchange traded funds
Funds holding fixed income securities	190
Funds and ETFs holding equities	47
Total equities	$1,253
At June 30, 2014, the Company’s “insurance sector” equities included an investment of $101 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At June 30, 2014, U.S. issuers represented 61% of the publicly traded common stocks and ETFs. At June 30, 2014, the ten largest common stocks accounted for 27% of equities (excluding equities held in ETFs and funds holding fixed income securities). At June 30, 2014, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 3% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At June 30, 2014, approximately 96% (or $182 million) of the funds holding fixed income securities were emerging markets funds. At June 30, 2014, the Company held less than $3 million of equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).
Maturity Distribution
The distribution of fixed maturities and short-term investments at June 30, 2014, by contractual maturity date, was as follows (in millions of U.S. dollars):

June 30, 2014	Cost	Fair Value
One year or less	$425	$428
More than one year through five years	5,043	5,212
More than five years through ten years	3,648	3,790
More than ten years	848	949
Subtotal	9,964	10,379
Mortgage/asset-backed securities	3,614	3,660
Total	$13,578	$14,039
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At June 30, 2014, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at June 30, 2014 were as follows (in millions of U.S. dollars):

June 30, 2014	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$188	$	n/a
Asset-backed securities (including annuities and residuals)	30		n/a
Notes and loan receivables and notes securitizations	39		n/a
Total return swaps	—		43
Interest rate swaps (2)	(9)		202
Insurance-linked securities (3)	(1)		171
Futures contracts	2		2,988
Foreign exchange forward contracts	(2)		2,130
Foreign currency option contracts	1		86
TBAs	2		154
Other	43		n/a
Total	$293

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting and fair value accounting.

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

At June 30, 2014, the Company’s strategic investments included $188 million of investments classified in other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments and other specialty asset classes, and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgaged-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in other invested assets, strategic investments of $140 million are recorded in equities and other assets at June 30, 2014.
At June 30, 2014, the Company’s principal finance activities included $94 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals and private placement equity investments, which were partially offset by the combined fair value of total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2014, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at June 30, 2014, the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
The Company utilizes to-be-announced mortgage-backed securities (TBAs) as part of its overall investment strategy and to enhance investment performance. TBAs represent commitments to purchase future issuances of U.S. government agency mortgage-backed securities. For the period between purchase of a TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative. The Company’s policy is to maintain designated cash balances at least equal to the amount of outstanding TBA purchases.
At June 30, 2014, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $3 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I of this report).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at June 30, 2014 is discussed below.
At June 30, 2014, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
Average credit quality	AA		AA
Average yield to maturity	1.1%		1.2%
Expected average duration	3.4	years	2.9	years
The increase in the expected average duration of fixed maturities, short-term investments and cash and cash equivalents underlying the funds held – directly managed account at June 30, 2014 compared to December 31, 2013 was primarily due to the release of certain shorter duration investments related to the commutation of a portion of the funds held agreement with Colisée Re. The average credit quality and the average yield to maturity of the fixed maturities underlying the funds held – directly managed account at June 30, 2014 were comparable to December 31, 2013.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at June 30, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
June 30, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$104	$105	$—	$105	$—	$—
U.S. government sponsored enterprises	47	50	—	50	—	—
Non-U.S. sovereign government, supranational and government related	122	128	34	79	15	—
Corporate	204	215	27	74	76	38
Fixed maturities	477	498	$61	$308	$91	$38
Other invested assets	28	16
Total (3)	$505	$514
% of Total fixed maturities			12%	62%	18%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $514 million of investments underlying the funds held – directly managed account at June 30, 2014, the funds held – directly managed account also includes cash and cash equivalents of $41 million, accrued investment income of $6 million and other assets and liabilities related to the underlying business of $109 million. Accordingly, the total balance in the funds held – directly managed account was $670 million at June 30, 2014.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $561 million at December 31, 2013 to $514 million at June 30, 2014 was primarily related to the commutation of a portion of the funds held agreement with Colisée Re and the run-off of the underlying liabilities associated with this account.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At June 30, 2014, 82% of this category was rated AA with the remaining 18%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at June 30, 2014 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
June 30, 2014	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$18	$21	$5	$6	$10
All Other	—	3	—	3	3	—	—
Total Non-European Union	$3	$3	$18	$24	$8	$6	$10
European Union
France	$14	$—	$25	$39	$—	39	$—
Belgium	20	—	—	20	—	20	—
All Other	10	35	—	45	26	14	5
Total European Union	$44	$35	$25	$104	$26	$73	$5
Total	$47	$38	$43	$128	$34	$79	$15
% of Total	37%	29%	34%	100%	27%	61%	12%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

At June 30, 2014, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at June 30, 2014 were as follows (in millions of U.S. dollars):

June 30, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$10	$63	$73	34%
Consumer noncyclical	27	7	34	16
Energy	6	25	31	15
Utilities	6	16	22	10
Communications	5	8	13	6
Basic materials	7	5	12	6
Consumer cyclical	7	1	8	4
Government guaranteed corporate debt	—	8	8	4
All Other	11	3	14	5
Total	$79	$136	$215	100%
% of Total	37%	63%	100%
At June 30, 2014, other than the U.S., France and the Netherlands, which accounted for 37%, 14%, and 14%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At June 30, 2014, the ten largest issuers accounted for 37% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 6% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At June 30, 2014, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.
At June 30, 2014, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

June 30, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
France	$—	$12	$19	$31
Netherlands	—	14	16	30
United Kingdom	1	9	6	16
Germany	7	—	2	9
All Other	—	6	6	12
Total	$8	$41	$49	$98
% of Total	8%	42%	50%	100%
At June 30, 2014, corporate bonds underlying the funds held – directly managed account included less than $6 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2014, by contractual maturity date was as follows (in millions of U.S. dollars):

June 30, 2014	Cost	Fair Value
One year or less	$71	$72
More than one year through five years	249	261
More than five years through ten years	157	165
Total	$477	$498
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
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the six months ended June 30, 2014.
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
Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at June 30, 2014 have not changed significantly since December 31, 2013. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2014.
At June 30, 2014 and December 31, 2013, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	June 30, 2014	December 31, 2013
Gross Non-life reserves for unpaid losses and loss expenses	$10,400	$10,646
Net Non-life reserves for unpaid losses and loss expenses	10,155	10,379
Net reserves guaranteed by Colisée Re	625	727
The net Non-life reserves for unpaid losses and loss expenses at June 30, 2014 and December 31, 2013 include $625 million and $727 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2014 were as follows (in millions of U.S. dollars):

For the six months ended June 30, 2014
Net liability at December 31, 2013	$10,379
Net incurred losses related to:
Current year	1,490
Prior years	(325)
1,165
Change in Paris Re Reserve Agreement	(8)
Net paid losses	(1,403)
Effects of foreign exchange rate changes	22
Net liability at June 30, 2014	$10,155
The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,379 million at December 31, 2013 to $10,155 million at June 30, 2014 primarily reflects the payment of losses which was partially offset by net incurred losses during the six months ended June 30, 2014. The paid losses during the six months ended June 30, 3014 include the annual settlement of certain significant agricultural contracts related to the 2013 crop year and the commutation of a portion of the net reserves guaranteed by Colisée Re.
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
Policy Benefits for Life and Annuity Contracts
At June 30, 2014 and December 31, 2013, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	June 30, 2014	December 31, 2013
Gross policy benefits for life and annuity contracts	$2,127	$1,974
Net policy benefits for life and annuity contracts	2,104	1,967
The net policy benefits for life and annuity contracts for the six months ended June 30, 2014 were as follows (in millions of U.S. dollars):

For the six months ended June 30, 2014
Net liability at December 31, 2013	$1,967
Net incurred losses related to:
Current year	476
Prior years	(8)
468
Net paid losses	(349)
Effects of foreign exchange rate changes	18
Net liability at June 30, 2014	$2,104
The increase in net policy benefits for life and annuity contracts from $1,967 million at December 31, 2013 to $2,104 million at June 30, 2014 is primarily due to net incurred losses, which were partially offset by paid losses. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
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
Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Other than the commutation of one significant treaty accounted for using deposit accounting, the Company’s contractual obligations at June 30, 2014 have not changed materially compared to December 31, 2013.
Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $6.9 billion at June 30, 2014, a 3% increase compared to $6.7 billion at December 31, 2013. The major factors contributing to the increase in shareholders’ equity during the six months ended June 30, 2014 were:

•	comprehensive income of $583 million, which was primarily related to net income; partially offset by

•
a net decrease of $286 million, due to the repurchase of common shares of $313 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $27 million; and

•	dividend payments of $97 million related to the Company’s common and preferred shares.
See Results of Operations and Review of Net Income (Loss) above for a discussion of the Company’s net income for the six months ended June 30, 2014.
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
The capital structure of the Company at June 30, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	June 30, 2014		December 31, 2013
Capital Structure:
Senior notes (1)	$750	10%	$750	10%
Capital efficient notes (2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,056	78	5,856	78
Total Capital	$7,723	100%	$7,523	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

The increase in total capital during the six months ended June 30, 2014 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at June 30, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2014. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness.
Shareholders’ Equity
Share Repurchases
In September 2013, the Board approved a new share repurchase authorization of up to a total of 6 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At June 30, 2014, the Company had approximately 1.9 million common shares remaining under its current share repurchase authorization and approximately 37.3 million common shares were held in treasury and are available for reissuance.
During the six months ended June 30, 2014, the Company repurchased approximately 3.1 million of its common shares under its authorized share repurchase program at a total cost of $313 million, representing an average cost of $101.97 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2013 of approximately 7%.
Subsequently, during the period from July 1, 2014 to July 28, 2014, the Company repurchased 0.2 million common shares at a total cost of $18 million, representing an average cost of $109.49 per share. Following these repurchases, the Company had approximately 1.7 million common shares remaining under its current share repurchase authorization and approximately 37.5 million common shares are held in treasury and are available for reissuance.
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2014 and December 31, 2013, cash and cash equivalents were $1.2 billion and $1.5 billion, respectively. The decrease in cash and cash equivalents was primarily due to the Company’s share repurchases, dividend payments and taxes paid, which were partially offset by net cash provided by underwriting activities.
Net cash provided by operating activities decreased modestly to $221 million in the six months ended June 30, 2014 from $231 million in same period of 2013 primarily due to higher taxes paid in 2013, which was partially offset by higher underwriting cash flows.
Net cash used in investing activities was $86 million in the six months ended June 30, 2014 compared to net cash provided by investing activities of $489 million in the same period of 2013. The net cash used in investing activities in the six months ended June 30, 2014 primarily reflects the reinvestment of a portion of the net cash flows from operating activities that were not used to fund financing activities. The net cash provided by investing activities in the six months ended June 30, 2013 reflects the sale and maturity of investments to fund financing activities.
Net cash used in financing activities was $421 million in the six months ended June 30, 2014 compared to $567 million in the same period of 2013. Net cash used in financing activities in the six months ended June 30, 2014 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares. Net cash used in financing activities in the six months ended June 30, 2013 was related to the Company’s redemption of the Series C preferred shares, share repurchases and dividend payments on common and preferred shares, which were partially offset by proceeds from the issuance of the Series F preferred shares.
At June 30, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by Partner Reinsurance Company Ltd. is subject to prior regulatory approval through December 31, 2014.

The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company's ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.8 billion at June 30, 2014, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.1 billion.
Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at June 30, 2014 compared to December 31, 2013. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Currency
See Results of Operations and Review of Net Income (Loss) above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the six months ended June 30, 2014 and 2013.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $2 million during the six months ended June 30, 2014 primarily due to the translation of the Company’s branches with a Canadian dollar functional currency.
The reconciliation of the currency translation adjustment for the six months ended June 30, 2014 was as follows (in millions of U.S. dollars):

For the six months ended June 30, 2014
Currency translation adjustment at December 31, 2013	$1
Change in currency translation adjustment included in other comprehensive income	2
Currency translation adjustment at June 30, 2014	$3
From time to time, the Company enters into net investment hedges. At June 30, 2014, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2013. The following discussion of market risks at June 30, 2014 focuses only on material changes from December 31, 2013 in the Company’s market risk exposures, or how those exposures are managed.
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
At June 30, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$16,041	7%	$15,524	3%	$15,007	$14,490	(3)%	$13,973	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	575	7	557	3	539	521	(3)	503	(7)
Total invested assets (3)	18,594	6	18,059	3	17,524	16,989	(3)	16,454	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,980	15	7,445	8	6,910	6,375	(8)	5,840	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at June 30, 2014 compared to December 31, 2013.
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
At June 30, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,877	6%	$15,442	3%	$15,007	$14,572	(3)%	$14,137	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	553	3	546	1	539	532	(1)	525	(3)
Total invested assets (3)	18,408	5	17,966	3	17,524	17,082	(3)	16,640	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	7,794	13	7,352	6	6,910	6,468	(6)	6,026	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at June 30, 2014 compared to December 31, 2013.
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
The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at June 30, 2014 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total (1)
Total assets	$4,439	$1,027	$1,916	$158	$82	$805	$8,427
Total liabilities	(4,339)	(564)	(1,277)	(230)	(168)	(1,499)	(8,077)
Total gross foreign currency exposure	100	463	639	(72)	(86)	(694)	350
Total derivative amount	(392)	(32)	(598)	92	95	729	(106)
Net foreign currency exposure	$(292)	$431	$41	$20	$9	$35	$244

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2014.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.
At June 30, 2014, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net assets of $24 million and $49 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At June 30, 2014, approximately 55% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At June 30, 2014, approximately 74% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At June 30, 2014, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 22% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 3% of total investments and cash (excluding the funds held – directly managed account) at June 30, 2014. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 18% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at June 30, 2014. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 6% and less than 38% of total corporate fixed maturity securities underlying the funds held – directly managed account at June 30, 2014, respectively.
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
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at June 30, 2014, compared to December 31, 2013. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of credit risks.

Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $1,063 million, excluding funds holding fixed income securities of $190 million) at June 30, 2014. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.91 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at June 30, 2014 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	June 30, 2014	10% Increase	% Change	20% Increase	% Change
Equities (1)	$869	(18)%	$966	(9)%	$1,063	$1,160	9%	$1,257	18%
Total invested assets (2)	17,330	(1)	17,427	(1)	17,524	17,621	1	17,718	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,716	(3)	6,813	(1)	6,910	7,007	1	7,104	3

(1)	Excludes funds holding fixed income securities of $190 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at June 30, 2014 compared to December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2014, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at June 30, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company during the three months ended June 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
04/01/2014-04/30/2014	525,000	$102.66	525,000	2,623,300
05/01/2014-05/31/2014	425,000	105.99	425,000	2,198,300
06/01/2014-06/30/2014	315,000	108.04	315,000	1,883,300
Total	1,265,000	$105.12	1,265,000

(1)
On September 12, 2013, the Company’s Board of Directors approved and announced a new share repurchase authorization up to a total of 6 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(2)	At June 30, 2014, approximately 37.3 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 94.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ CONSTANTINOS MIRANTHIS
		Name:	Constantinos Miranthis
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 1, 2014

		By:	/S/ WILLIAM BABCOCK
		Name:	William Babcock
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	August 1, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.