Form 10-Q
period 2014-09-30
PARTNERRE LTD
filed 2014-10-31
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of October 27, 2014 was 48,972,567.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of shareholders’ equity, and of cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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

/s/ Deloitte Ltd.
Deloitte Ltd.

Hamilton, Bermuda
October 31, 2014

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $13,575,112; 2013, $13,376,455)	$13,950,629	$13,593,303
Short-term investments, at fair value (amortized cost: 2014, $37,010; 2013, $13,543)	37,016	13,546
Equities, at fair value (cost: 2014, $804,920; 2013, $1,009,286)	1,001,307	1,221,053
Other invested assets	299,260	320,981
Total investments	15,288,212	15,148,883
Funds held – directly managed (cost: 2014, $642,278; 2013, $778,569)	650,374	785,768
Cash and cash equivalents	1,519,287	1,496,485
Accrued investment income	171,050	185,717
Reinsurance balances receivable	2,974,668	2,465,713
Reinsurance recoverable on paid and unpaid losses	317,071	308,892
Funds held by reinsured companies	808,686	843,081
Deferred acquisition costs	707,481	644,952
Deposit assets	104,218	351,905
Net tax assets	5,029	14,133
Goodwill	456,380	456,380
Intangible assets	166,083	187,090
Other assets	38,804	149,296
Total assets	$23,207,343	$23,038,295
Liabilities
Unpaid losses and loss expenses	$10,264,001	$10,646,318
Policy benefits for life and annuity contracts	2,113,463	1,974,133
Unearned premiums	2,048,550	1,723,767
Other reinsurance balances payable	237,175	202,549
Deposit liabilities	71,857	328,588
Net tax liabilities	234,651	284,442
Accounts payable, accrued expenses and other	350,401	291,350
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	16,141,087	16,272,136
Shareholders’ Equity
Common shares (par value $1.00; issued: 2014, 87,141,960 shares; 2013, 86,657,045 shares)	87,142	86,657
Preferred shares (par value $1.00; issued and outstanding: 2014 and 2013, 34,150,000 shares; aggregate liquidation value: 2014 and 2013, $853,750)	34,150	34,150
Additional paid-in capital	3,936,396	3,901,627
Accumulated other comprehensive loss	(8,718)	(12,238)
Retained earnings	6,040,875	5,406,797
Common shares held in treasury, at cost (2014, 37,794,611 shares; 2013, 34,213,611 shares)	(3,075,865)	(2,707,461)
Total shareholders’ equity attributable to PartnerRe Ltd.	7,013,980	6,709,532
Noncontrolling interests	52,276	56,627
Total shareholders’ equity	7,066,256	6,766,159
Total liabilities and shareholders’ equity	$23,207,343	$23,038,295
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Gross premiums written	$1,361,280	$1,281,477	$4,695,327	$4,378,944
Net premiums written	$1,342,690	$1,264,775	$4,499,849	$4,210,525
Decrease (increase) in unearned premiums	213,924	156,694	(336,384)	(433,740)
Net premiums earned	1,556,614	1,421,469	4,163,465	3,776,785
Net investment income	118,176	121,811	365,010	370,017
Net realized and unrealized investment (losses) gains	(34,420)	16,118	273,468	(260,154)
Other income	2,223	5,399	11,892	13,205
Total revenues	1,642,593	1,564,797	4,813,835	3,899,853
Expenses
Losses and loss expenses and life policy benefits	959,543	750,999	2,592,847	2,278,793
Acquisition costs	321,756	282,948	888,937	758,890
Other operating expenses	108,615	108,467	327,149	369,340
Interest expense	12,241	12,233	36,719	36,694
Amortization of intangible assets	7,003	7,045	21,007	21,136
Net foreign exchange (gains) losses	(8,206)	1,279	(10,900)	9,822
Total expenses	1,400,952	1,162,971	3,855,759	3,474,675
Income before taxes and interest in earnings of equity method investments	241,641	401,826	958,076	425,178
Income tax expense	45,617	70,232	186,363	37,338
Interest in earnings of equity method investments	5,294	5,941	16,283	9,677
Net income	201,318	337,535	787,996	397,517
Net income attributable to noncontrolling interests	(4,920)	(4,112)	(9,914)	(5,296)
Net income attributable to PartnerRe Ltd.	196,398	333,423	778,082	392,221
Preferred dividends	14,184	14,184	42,551	43,678
Loss on redemption of preferred shares	—	—	—	9,135
Net income attributable to PartnerRe Ltd. common shareholders	$182,214	$319,239	$735,531	$339,408
Comprehensive income
Net income attributable to PartnerRe Ltd.	$196,398	$333,423	$778,082	$392,221
Change in currency translation adjustment	1,412	14,432	3,209	(16,912)
Change in unfunded pension obligation, net of tax	989	114	979	980
Change in unrealized losses on investments, net of tax	(221)	(229)	(668)	(692)
Total other comprehensive income (loss), net of tax	2,180	14,317	3,520	(16,624)
Comprehensive income attributable to PartnerRe Ltd.	$198,578	$347,740	$781,602	$375,597
Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$3.68	$5.95	$14.58	$6.04
Diluted net income	$3.60	$5.84	$14.26	$5.93
Weighted average number of common shares outstanding	49,514,980	53,671,245	50,461,749	56,176,260
Weighted average number of common shares and common share equivalents outstanding	50,681,325	54,625,151	51,566,134	57,217,561
Dividends declared per common share	$0.67	$0.64	$2.01	$1.92
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Common shares
Balance at beginning of period	$86,657	$85,460
Issuance of common shares	485	966
Balance at end of period	87,142	86,426
Preferred shares
Balance at beginning of period	34,150	35,750
Issuance of preferred shares	—	10,000
Redemption of preferred shares	—	(11,600)
Balance at end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,901,627	3,861,844
Issuance of common shares	34,769	56,568
Issuance of preferred shares	—	231,265
Redemption of preferred shares	—	(269,265)
Balance at end of period	3,936,396	3,880,412
Accumulated other comprehensive loss
Balance at beginning of period	(12,238)	10,597
Currency translation adjustment
Balance at beginning of period	977	32,755
Change in currency translation adjustment	3,209	(16,912)
Balance at end of period	4,186	15,843
Unfunded pension obligation
Balance at beginning of period	(17,509)	(27,370)
Change in unfunded pension obligation, net of tax	979	980
Balance at end of period (net of tax: 2014, $4,780; 2013, $7,752)	(16,530)	(26,390)
Unrealized gain on investments
Balance at beginning of period	4,294	5,212
Change in unrealized losses on investments, net of tax	(668)	(692)
Balance at end of period (net of tax: 2014 and 2013: $nil)	3,626	4,520
Balance at end of period	(8,718)	(6,027)
Retained earnings
Balance at beginning of period	5,406,797	4,952,002
Net income	787,996	397,517
Net income attributable to noncontrolling interests	(9,914)	(5,296)
Dividends on common shares	(101,453)	(108,191)
Dividends on preferred shares	(42,551)	(43,678)
Loss on redemption of preferred shares	—	(9,135)
Balance at end of period	6,040,875	5,183,219
Common shares held in treasury
Balance at beginning of period	(2,707,461)	(2,012,157)
Repurchase of common shares	(368,404)	(594,336)
Balance at end of period	(3,075,865)	(2,606,493)
Total shareholders’ equity attributable to PartnerRe Ltd.	$7,013,980	$6,571,687
Noncontrolling interests	52,276	52,489
Total shareholders’ equity	$7,066,256	$6,624,176
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$787,996	$397,517
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	82,519	119,468
Amortization of intangible assets	21,007	21,136
Net realized and unrealized investment (gains) losses	(273,468)	260,154
Changes in:
Reinsurance balances, net	(565,187)	(592,380)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	32,421	65,593
Funds held by reinsured companies and funds held – directly managed	138,659	76,159
Deferred acquisition costs	(83,758)	(111,562)
Net tax assets and liabilities	(27,792)	(83,379)
Unpaid losses and loss expenses including life policy benefits	144,663	(65,725)
Unearned premiums	336,384	433,740
Other net changes in operating assets and liabilities	(10,207)	63,014
Net cash provided by operating activities	583,237	583,735
Cash flows from investing activities
Sales of fixed maturities	6,227,896	5,831,364
Redemptions of fixed maturities	527,367	1,002,991
Purchases of fixed maturities	(6,990,492)	(6,501,873)
Sales and redemptions of short-term investments	70,750	290,011
Purchases of short-term investments	(95,168)	(176,339)
Sales of equities	464,212	595,848
Purchases of equities	(202,322)	(556,303)
Other, net	(4,822)	98,813
Net cash (used in) provided by investing activities	(2,579)	584,512
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(144,004)	(151,869)
Repurchase of common shares	(374,557)	(619,534)
Issuance of common shares, net of taxes paid	12,639	37,193
Net proceeds from issuance of preferred shares	—	241,265
Repurchase of preferred shares	—	(290,000)
(Distribution) sale of shares to noncontrolling interests	(14,265)	47,136
Net cash used in financing activities	(520,187)	(735,809)
Effect of foreign exchange rate changes on cash	(37,669)	(3,081)
Increase in cash and cash equivalents	22,802	429,357
Cash and cash equivalents—beginning of period	1,496,485	1,121,705
Cash and cash equivalents—end of period	$1,519,287	$1,551,062

Supplemental cash flow information:
Taxes paid	$243,396	$148,522
Interest paid	24,630	24,630
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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2014 and December 31, 2013, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,184,417	$—	$2,184,417
U.S. states, territories and municipalities	—	189,755	130,743	320,498
Non-U.S. sovereign government, supranational and government related	—	2,209,335	—	2,209,335
Corporate	—	5,706,486	—	5,706,486
Asset-backed securities	—	689,609	458,175	1,147,784
Residential mortgage-backed securities	—	2,331,870	—	2,331,870
Other mortgage-backed securities	—	50,239	—	50,239
Fixed maturities	$—	$13,361,711	$588,918	$13,950,629
Short-term investments	$—	$37,016	$—	$37,016
Equities
Real estate investment trusts	$213,461	$—	$—	$213,461
Energy	155,113	—	—	155,113
Insurance	127,740	—	—	127,740
Finance	70,010	8,431	19,136	97,577
Consumer noncyclical	91,334	—	—	91,334
Communications	72,619	—	1,966	74,585
Technology	47,848	—	7,318	55,166
Industrials	43,930	—	—	43,930
Consumer cyclical	36,252	—	—	36,252
Utilities	32,012	—	—	32,012
Other	17,372	—	7	17,379
Mutual funds and exchange traded funds	48,383	—	8,375	56,758
Equities	$956,074	$8,431	$36,802	$1,001,307
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$8,456	$—	$8,456
Foreign currency option contracts	—	901	—	901
Futures contracts	3,723	—	—	3,723
Total return swaps	—	—	744	744
Other
Notes and loan receivables and notes securitization	—	—	45,396	45,396
Annuities and residuals	—	—	14,880	14,880
Private equities	—	—	53,019	53,019
Derivative liabilities
Foreign exchange forward contracts	—	(7,904)	—	(7,904)
Foreign currency option contracts	—	(1,682)	—	(1,682)
Futures contracts	(37)	—	—	(37)
Insurance-linked securities	—	—	(375)	(375)
Total return swaps	—	—	(1,859)	(1,859)
Interest rate swaps	—	(10,200)	—	(10,200)
TBAs	—	(508)	—	(508)
Other invested assets	$3,686	$(10,937)	$111,805	$104,554
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$149,273	$—	$149,273
U.S. states, territories and municipalities	—	—	311	311
Non-U.S. sovereign government, supranational and government related	—	123,210	—	123,210
Corporate	—	191,621	—	191,621
Other invested assets	—	—	14,553	14,553
Funds held – directly managed	$—	$464,104	$14,864	$478,968
Total	$959,760	$13,860,325	$752,389	$15,572,474

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,623,859	$—	$1,623,859
U.S. states, territories and municipalities	—	16,207	108,380	124,587
Non-U.S. sovereign government, supranational and government related	—	2,353,699	—	2,353,699
Corporate	—	6,048,663	—	6,048,663
Asset-backed securities	—	691,654	446,577	1,138,231
Residential mortgage-backed securities	—	2,268,517	—	2,268,517
Other mortgage-backed securities	—	35,747	—	35,747
Fixed maturities	$—	$13,038,346	$554,957	$13,593,303
Short-term investments	$—	$13,546	$—	$13,546
Equities
Real estate investment trusts	$175,796	$—	$—	$175,796
Energy	159,509	—	—	159,509
Insurance	144,020	—	—	144,020
Finance	108,944	9,556	20,207	138,707
Consumer noncyclical	108,663	—	—	108,663
Communications	70,792	—	2,199	72,991
Technology	53,768	—	7,752	61,520
Industrials	47,677	—	—	47,677
Consumer cyclical	45,915	—	—	45,915
Utilities	37,151	—	—	37,151
Other	19,993	—	—	19,993
Mutual funds and exchange traded funds	61,902	139,322	7,887	209,111
Equities	$1,034,130	$148,878	$38,045	$1,221,053
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$1,249	$—	$1,249
Futures contracts	41,031	—	—	41,031
Total return swaps	—	—	79	79
Interest rate swaps	—	2,147	—	2,147
TBAs	—	2	—	2
Other
Notes and loan receivables and notes securitization	—	—	41,446	41,446
Annuities and residuals	—	—	24,064	24,064
Private equities	—	—	39,131	39,131
Derivative liabilities
Foreign exchange forward contracts	—	(8,648)	—	(8,648)
Foreign currency option contracts	—	(535)	—	(535)
Credit default swaps (protection purchased)	—	(71)	—	(71)
Insurance-linked securities	—	—	(268)	(268)
Total return swaps	—	—	(599)	(599)
Interest rate swaps	—	(2,558)	—	(2,558)
TBAs	—	(1,331)	—	(1,331)
Other invested assets	$41,031	$(9,745)	$103,853	$135,139
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,296	$—	$157,296
U.S. states, territories and municipalities	—	—	286	286
Non-U.S. sovereign government, supranational and government related	—	137,186	—	137,186
Corporate	—	248,947	—	248,947
Short-term investments	—	2,426	—	2,426
Other invested assets	—	—	15,165	15,165
Funds held – directly managed	$—	$545,855	$15,451	$561,306
Total	$1,075,161	$13,736,880	$712,306	$15,524,347

At September 30, 2014 and December 31, 2013, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $194.7 million and $185.8 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $479.0 million and $561.3 million at September 30, 2014 and December 31, 2013, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $53.1 million and $84.8 million, respectively, and accrued investment income of $6.3 million and $6.7 million, respectively. At September 30, 2014 and December 31, 2013, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $112.0 million and $133.0 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).
At September 30, 2014 and December 31, 2013, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months and nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At September 30, 2014 and December 31, 2013, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the three months ended September 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Settlements and sales	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$123,617	$3,636	$5,695	$(2,205)	$—	$130,743	$3,747
Asset-backed securities	489,106	(4,439)	11,085	(37,577)	—	458,175	(4,403)
Fixed maturities	$612,723	$(803)	$16,780	$(39,782)	$—	$588,918	$(656)
Equities
Finance	$19,564	$(428)	$—	$—	$—	$19,136	$(428)
Communications	2,067	(101)	—	—	—	1,966	(101)
Technology	7,645	(327)	—	—	—	7,318	(327)
Other	7	—	—	—	—	7	—
Mutual funds and exchange traded funds	8,246	129	—	—	—	8,375	129
Equities	$37,529	$(727)	$—	$—	$—	$36,802	$(727)
Other invested assets
Derivatives, net	$(852)	$(1,255)	$57	$560	$—	$(1,490)	$(1,255)
Notes and loan receivables and notes securitization	38,603	(1,379)	29,286	(21,114)	—	45,396	(1,379)
Annuities and residuals	17,134	(475)	—	(1,779)	—	14,880	(474)
Private equities	54,928	(1,348)	248	(809)	—	53,019	(1,348)
Other invested assets	$109,813	$(4,457)	$29,591	$(23,142)	$—	$111,805	$(4,456)
Funds held – directly managed
U.S. states, territories and municipalities	$305	$6	$—	$—	$—	$311	$6
Other invested assets	15,800	(1,467)	220	—	—	14,553	(1,467)
Funds held – directly managed	$16,105	$(1,461)	$220	$—	$—	$14,864	$(1,461)
Total	$776,170	$(7,448)	$46,591	$(62,924)	$—	$752,389	$(7,300)

For the three months ended September 30, 2013	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances	Settlements and sales (1)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$219,163	$8,431	$61,706	$(165)	$—	$289,135	$8,431
Corporate	99,896	(269)	—	—	—	99,627	(269)
Asset-backed securities	426,288	4,800	86,442	(63,777)	—	453,753	(3,043)
Fixed maturities	$745,347	$12,962	$148,148	$(63,942)	$—	$842,515	$5,119
Equities
Finance	$13,000	$1,285	$—	$—	$—	$14,285	$1,285
Communications	2,040	103	—	—	—	2,143	103
Technology	8,012	1,138	—	—	—	9,150	1,138
Mutual funds and exchange traded funds	7,549	125	—	—	—	7,674	125
Equities	$30,601	$2,651	$—	$—	$—	$33,252	$2,651
Other invested assets
Derivatives, net	$2,333	$(1,885)	$—	$(1,395)	$—	$(947)	$(140)
Notes and loan receivables and notes securitization	44,224	3,250	1,248	(941)	—	47,781	3,250
Annuities and residuals	30,555	413	—	(4,029)	—	26,939	166
Private equities	21,100	(299)	1,077	—	—	21,878	(299)
Other invested assets	$98,212	$1,479	$2,325	$(6,365)	$—	$95,651	$2,977
Funds held – directly managed
U.S. states, territories and municipalities	$337	$(39)	$—	$—	$—	$298	$(39)
Other invested assets	15,207	1,045	—	(686)	—	15,566	1,045
Funds held – directly managed	$15,544	$1,006	$—	$(686)	$—	$15,864	$1,006
Total	$889,704	$18,098	$150,473	$(70,993)	$—	$987,282	$11,753

(1)	Settlements and sales of asset-backed securities and derivatives include sales of $13.7 million and $1.4 million, respectively.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the nine months ended September 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$10,488	$14,220	$(2,345)	$—	$130,743	$10,483
Asset-backed securities	446,577	4,698	138,538	(131,638)	—	458,175	4,993
Fixed maturities	$554,957	$15,186	$152,758	$(133,983)	$—	$588,918	$15,476
Equities
Finance	$20,207	$(1,071)	$—	$—	$—	$19,136	$(1,071)
Communications	2,199	(233)	—	—	—	1,966	(233)
Technology	7,752	(434)	—	—	—	7,318	(434)
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	7,887	488	—	—	—	8,375	488
Equities	$38,045	$(1,251)	$8	$—	$—	$36,802	$(1,251)
Other invested assets
Derivatives, net	$(788)	$(391)	$(871)	$560	$—	$(1,490)	$(391)
Notes and loan receivables and notes securitization	41,446	2,188	32,202	(30,440)	—	45,396	3,707
Annuities and residuals	24,064	(84)	—	(9,100)	—	14,880	(44)
Private equities	39,131	(3,179)	20,792	(3,725)	—	53,019	(3,210)
Other invested assets	$103,853	$(1,466)	$52,123	$(42,705)	$—	$111,805	$62
Funds held – directly managed
U.S. states, territories and municipalities	$286	$25	$—	$—	$—	$311	$25
Other invested assets	15,165	(1,087)	475	—	—	14,553	(1,087)
Funds held – directly managed	$15,451	$(1,062)	$475	$—	$—	$14,864	$(1,062)
Total	$712,306	$11,407	$205,364	$(176,688)	$—	$752,389	$13,225

(1)	Purchases and issuances of derivatives include issuances of $0.9 million.

For the nine months ended September 30, 2013	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(5,427)	$61,706	$(379)	$—	$289,135	$(5,427)
Corporate	100,904	(1,277)	—	—	—	99,627	(1,277)
Asset-backed securities	323,134	478	241,607	(111,466)	—	453,753	(7,182)
Fixed maturities	$657,273	$(6,226)	$303,313	$(111,845)	$—	$842,515	$(13,886)
Equities
Finance	$13,477	$808	$—	$—	$—	$14,285	$808
Communications	—	103	2,040	—	—	2,143	103
Technology	6,987	2,163	—	—	—	9,150	2,163
Mutual funds and exchange traded funds	7,264	410	—	—	—	7,674	410
Equities	$27,728	$3,484	$2,040	$—	$—	$33,252	$3,484
Other invested assets
Derivatives, net	$3,911	$(6,084)	$121	$1,105	$—	$(947)	$(349)
Notes and loan receivables and notes securitization	34,902	1,867	14,598	(3,586)	—	47,781	1,867
Annuities and residuals	46,882	506	—	(20,449)	—	26,939	481
Private equities	1,404	(3,811)	24,285	—	—	21,878	(3,811)
Other invested assets	$87,099	$(7,522)	$39,004	$(22,930)	$—	$95,651	$(1,812)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(47)	$—	$—	$—	$298	$(47)
Other invested assets	17,976	(1,653)	—	(757)	—	15,566	(589)
Funds held – directly managed	$18,321	$(1,700)	$—	$(757)	$—	$15,864	$(636)
Total	$790,421	$(11,964)	$344,357	$(135,532)	$—	$987,282	$(12,850)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.

(2)	Settlements and sales of asset-backed securities, derivatives and annuities and residuals include sales of $13.7 million, $1.4 million and $6.3 million, respectively.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at September 30, 2014 and December 31, 2013 were as follows (fair value in thousands of U.S. dollars):

September 30, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$130,743	Discounted cash flow	Credit spreads	2.4% – 10.0% (4.7%)
Asset-backed securities – other	458,175	Discounted cash flow	Credit spreads	4.0% – 12.0% (6.9%)
Equities
Finance	13,582	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	-1.4% (-1.4%)
Finance	5,554	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	1,966	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Technology	7,318	Weighted market comparables	Revenue multiple	1.4 (1.4)
			Adjusted earnings multiple	8.3 (8.3)
Other invested assets
Total return swaps	(1,115)	Discounted cash flow	Credit spreads	3.5% – 18.5% (14.3%)
Notes and loan receivables	9,589	Discounted cash flow	Credit spreads	6.7% (6.7%)
Notes and loan receivables	14,879	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.3 – 1.6 (1.6)
Notes securitization	20,928	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.3%)
Annuities and residuals	14,880	Discounted cash flow	Credit spreads	5.3% – 8.1% (7.0%)
			Prepayment speed	0% – 15.0% (4.8%)
			Constant default rate	0.3% – 23.0% (7.6%)
Private equity – direct	9,582	Discounted cash flow and weighted market comparables	Net income multiple	8.3 (8.3)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	14,422	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-4.6% – 1.9% (-2.3%)
Private equity – other	29,015	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	14,553	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-12.9% – 0% (-12.1%)

December 31, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$108,380	Discounted cash flow	Credit spreads	2.9% – 9.9% (5.3%)
Asset-backed securities – interest only	21	Discounted cash flow	Credit spreads	5.5% – 10.7% (8.8%)
Asset-backed securities – other	446,556	Discounted cash flow	Credit spreads	4.0% – 12.2% (7.1%)
Equities
Finance	15,483	Weighted market comparables	Net income multiple	14.6 (14.6)
			Tangible book value multiple	1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
			Comparable return	8.5% (8.5%)
Finance	4,724	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	2,199	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Technology	7,752	Weighted market comparables	Revenue multiple	0.9 (0.9)
			Adjusted earnings multiple	4.4 (4.4)
Other invested assets
Total return swaps	(520)	Discounted cash flow	Credit spreads	2.8% – 18.9% (17.0%)
Notes and loan receivables	21,280	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 (1.5)
Notes securitization	20,166	Discounted cash flow	Credit spreads	6.2% (6.2%)
Annuities and residuals	24,064	Discounted cash flow	Credit spreads	4.0% – 7.9% (5.8%)
			Prepayment speed	0% – 15.0% (6.4%)
			Constant default rate	0.3% – 35.0% (12.4%)
Private equity – direct	11,742	Discounted cash flow and weighted market comparables	Net income multiple	8.3 (8.3)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	8,993	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	1.8% – 9.8% (8.3%)
Private equity – other	18,396	Discounted cash flow	Credit spreads	3.8% (3.8%)
Funds held – directly managed
Other invested assets	15,165	Lag reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-22.9% – 0% (-15.5%)
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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed maturities and short-term investments	$(75,537)	$10,259	$167,696	$(457,168)
Equities	(31,093)	(891)	(14,447)	(8,540)
Other invested assets	(3,497)	3,021	60	(4,047)
Funds held – directly managed	(540)	(907)	937	(22,322)
Total	$(110,667)	$11,482	$154,246	$(492,077)
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
Included in the Company’s Level 3 classification, in general, are certain inactively traded weather derivatives, notes and loan receivables, notes securitizations, annuities and residuals, private equities and longevity and other total return swaps. For Level 3 instruments, the Company will generally (i) receive a price based on a manager’s or trustee’s valuation for the asset; (ii) develop an internal discounted cash flow model to measure fair value; or (iii) use market return information, adjusted if necessary and weighted using management’s judgment, from comparable selected publicly traded equity funds in a similar region and of a similar size. Where the Company receives prices from the manager or trustee, these prices are based on the manager’s or trustee’s estimate of fair value for the assets and are generally audited on an annual basis. Where the Company develops its own discounted cash flow models, the inputs will be specific to the asset in question, based on appropriate historical information, adjusted as necessary, and using appropriate discount rates. The significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 include credit spreads, prepayment speeds, constant default rates, gross revenue to fair value ratios, net income multiples, effective yields, tangible book value multiples and other valuation ratios. Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Significant unobservable inputs used in the fair value measurement of other invested assets classified as Level 3 also include an assessment of the recoverability of intangible assets and market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size. Significant increases (decreases) in these inputs in isolation could result in a significantly higher (lower) fair value measurement. As part of the Company’s modeling to determine the fair value of an investment, the Company considers counterparty credit risk as an input to the model, however, the majority of the Company’s counterparties are investment grade rated institutions and the failure of any one counterparty would not have a significant impact on the Company’s consolidated financial statements.
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
The other invested assets within the segregated investment portfolio underlying the funds held – directly managed account, which are classified as Level 3 investments, are primarily real estate mutual fund investments carried at fair value. For the real estate mutual fund investments, the Company receives a price based on the real estate fund manager’s valuation for the asset and further adjusts the price, if necessary, based on appropriate current information on the real estate market. A significant increase (decrease) to the adjustment to the real estate fund manager’s valuation could result in a significantly lower (higher) fair value measurement.
To validate prices within the segregated investment portfolio underlying the funds held – directly managed account, the Company utilizes the methods described above.
(b) Fair Value of Financial Instrument Liabilities
At September 30, 2014 and December 31, 2013, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at September 30, 2014 and December 31, 2013; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at September 30, 2014 and December 31, 2013.

The carrying values and fair values of the Senior Notes and CENts at September 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes(1)	$750,000	$868,702	$750,000	$844,331
Debt related to capital efficient notes(2)	63,384	63,231	63,384	61,094

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

At September 30, 2014 and December 31, 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
September 30, 2014			Net notional exposure	Fair value
Foreign exchange forward contracts	$8,456	$(7,904)	$2,441,173	$552
Foreign currency option contracts	901	(1,682)	86,692	(781)
Futures contracts	3,723	(37)	2,677,157	3,686
Insurance-linked securities (1)	—	(375)	181,238	(375)
Total return swaps	744	(1,859)	42,569	(1,115)
Interest rate swaps (2)	—	(10,200)	201,659	(10,200)
TBAs	—	(508)	176,015	(508)
Total derivatives	$13,824	$(22,565)		$(8,741)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2013			Net notional exposure	Fair value
Foreign exchange forward contracts	$1,249	$(8,648)	$1,957,409	$(7,399)
Foreign currency option contracts	—	(535)	87,620	(535)
Futures contracts	41,031	—	3,266,004	41,031
Credit default swaps (protection purchased)	—	(71)	14,000	(71)
Insurance-linked securities (1)	—	(268)	168,724	(268)
Total return swaps	79	(599)	31,740	(520)
Interest rate swaps (2)	2,147	(2,558)	202,859	(411)
TBAs	2	(1,331)	183,835	(1,329)
Total derivatives	$44,508	$(14,010)		$30,498

(1)
At September 30, 2014 and December 31, 2013, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at September 30, 2014 and December 31, 2013 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Foreign exchange forward contracts	$20,721	$17	$29,613	$(36,457)
Foreign currency option contracts	(721)	(799)	427	(4,639)
Total included in net foreign exchange gains and losses	$20,000	$(782)	$30,040	$(41,096)
Futures contracts	$5,895	$(30,233)	$(44,606)	$55,143
Credit default swaps (protection purchased)	—	(6)	(3)	(126)
Credit default swaps (assumed risks)	—	7	—	122
Insurance-linked securities	(50)	(110)	206	(660)
Total return swaps	(1,213)	(1,762)	(595)	(5,421)
Interest rate swaps	(1,055)	240	(9,788)	3,416
TBAs	273	3,858	8,387	(5,839)
Total included in net realized and unrealized investment gains and losses	$3,850	$(28,006)	$(46,399)	$46,635
Total derivatives	$23,850	$(28,788)	$(16,359)	$5,539
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
September 30, 2014	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$13,824	$—	$13,824	$(344)	$(6,964)	$6,516
Total derivative liabilities	$(22,565)	$—	$(22,565)	$344	$1,380	$(20,841)
December 31, 2013
Total derivative assets	$44,508	$—	$44,508	$(2)	$—	$44,506
Total derivative liabilities	$(14,010)	$—	$(14,010)	$2	$4,341	$(9,667)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net Income per Share
The reconciliation of basic and diluted net income per share for the three months and nine months ended September 30, 2014 and 2013 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income attributable to PartnerRe Ltd.	$196,398	$333,423	$778,082	$392,221
Less: preferred dividends	14,184	14,184	42,551	43,678
Less: loss on redemption of preferred shares	—	—	—	9,135
Net income attributable to PartnerRe Ltd. common shareholders	$182,214	$319,239	$735,531	$339,408
Denominator:
Weighted number of common shares outstanding – basic	49,514,980	53,671,245	50,461,749	56,176,260
Share options and other (1)	1,166,345	953,906	1,104,385	1,041,301
Weighted average number of common shares and common share equivalents outstanding – diluted	50,681,325	54,625,151	51,566,134	57,217,561
Basic net income per share	$3.68	$5.95	$14.58	$6.04
Diluted net income per share (1)	$3.60	$5.84	$14.26	$5.93

Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	134,470	140,516	135,681	114,195

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
At September 30, 2014 and December 31, 2013, the total assets of Lorenz Re were $101.8 million and $99.6 million, respectively, primarily consisting of cash and investments. At September 30, 2014 and December 31, 2013, the total liabilities were $19.4 million and $11.1 million, respectively, primarily consisting of unearned premiums and unpaid losses and loss expenses. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the nine months ended September 30, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	For the nine months ended
	September 30, 2014	September 30, 2013
Balance at beginning of period	$56,627	$—
Net income attributable to noncontrolling interests	9,914	5,296
Distribution to noncontrolling interests	(14,265)	—
Sale of shares to noncontrolling interests	—	47,193
Balance at end of period	$52,276	$52,489

8. Commitments and Contingencies
(a) Legal Proceedings
There has been no significant change in legal proceedings at September 30, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(b) Other
At September 30, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by PartnerRe Bermuda is subject to prior regulatory approval through December 31, 2014.

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
The segment results for the three months and nine months ended September 30, 2014 and 2013, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the three months ended September 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$372	$162	$432	$59	$1,025	$336	$—	$1,361
Net premiums written	$372	$164	$428	$55	$1,019	$325	$(1)	$1,343
Decrease in unearned premiums	52	38	20	98	208	6	—	214
Net premiums earned	$424	$202	$448	$153	$1,227	$331	$(1)	$1,557
Losses and loss expenses and life policy benefits	(247)	(123)	(279)	(39)	(688)	(272)	—	(960)
Acquisition costs	(106)	(56)	(105)	(17)	(284)	(38)	—	(322)
Technical result	$71	$23	$64	$97	$255	$21	$(1)	$275
Other (loss) income					(1)	2	1	2
Other operating expenses					(62)	(17)	(29)	(108)
Underwriting result					$192	$6	n/a	$169
Net investment income						14	104	118
Allocated underwriting result (1)						$20	n/a	n/a
Net realized and unrealized investment losses							(34)	(34)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							8	8
Income tax expense							(46)	(46)
Interest in earnings of equity method investments							5	5
Net income							n/a	$201
Loss ratio (2)	58.2%	61.1%	62.3%	25.2%	56.1%
Acquisition ratio (3)	24.9	27.6	23.5	11.7	23.1
Technical ratio (4)	83.1%	88.7%	85.8%	36.9%	79.2%
Other operating expense ratio (5)					5.0
Combined ratio (6)					84.2%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other operating expense ratio is obtained by dividing other operating expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other operating expense ratio.

Segment Information
For the three months ended September 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$409	$157	$396	$79	$1,041	$235	$5	$1,281
Net premiums written	$408	$157	$389	$72	$1,026	$234	$5	$1,265
Decrease (increase) in unearned premiums	17	38	(7)	99	147	9	—	156
Net premiums earned	$425	$195	$382	$171	$1,173	$243	$5	$1,421
Losses and loss expenses and life policy benefits	(197)	(90)	(228)	(42)	(557)	(195)	1	(751)
Acquisition costs	(101)	(50)	(92)	(16)	(259)	(24)	—	(283)
Technical result	$127	$55	$62	$113	$357	$24	$6	$387
Other income					2	3	—	5
Other operating expenses					(62)	(17)	(29)	(108)
Underwriting result					$297	$10	n/a	$284
Net investment income						15	107	122
Allocated underwriting result						$25	n/a	n/a
Net realized and unrealized investment gains							16	16
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(1)	(1)
Income tax expense							(70)	(70)
Interest in earnings of equity method investments							6	6
Net income							n/a	$338
Loss ratio	46.3%	46.0%	59.8%	24.5%	47.5%
Acquisition ratio	23.9	25.7	24.0	9.0	22.1
Technical ratio	70.2%	71.7%	83.8%	33.5%	69.6%
Other operating expense ratio					5.3
Combined ratio					74.9%

Segment Information
For the nine months ended September 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,302	$682	$1,348	$412	$3,744	$951	$—	$4,695
Net premiums written	$1,291	$672	$1,250	$370	$3,583	$918	$(1)	$4,500
Increase in unearned premiums	(99)	(104)	(42)	(78)	(323)	(14)	—	(337)
Net premiums earned	$1,192	$568	$1,208	$292	$3,260	$904	$(1)	$4,163
Losses and loss expenses and life policy benefits	(747)	(319)	(749)	(38)	(1,853)	(740)	—	(2,593)
Acquisition costs	(299)	(162)	(283)	(34)	(778)	(111)	—	(889)
Technical result	$146	$87	$176	$220	$629	$53	$(1)	$681
Other income					1	6	5	12
Other operating expenses					(187)	(52)	(88)	(327)
Underwriting result					$443	$7	n/a	$366
Net investment income						45	320	365
Allocated underwriting result						$52	n/a	n/a
Net realized and unrealized investment gains							273	273
Interest expense							(36)	(36)
Amortization of intangible assets							(21)	(21)
Net foreign exchange gains							11	11
Income tax expense							(186)	(186)
Interest in earnings of equity method investments							16	16
Net income							n/a	$788
Loss ratio	62.6%	56.2%	62.1%	12.9%	56.8%
Acquisition ratio	25.1	28.5	23.4	11.5	23.9
Technical ratio	87.7%	84.7%	85.5%	24.4%	80.7%
Other operating expense ratio					5.7
Combined ratio					86.4%

Segment Information
For the nine months ended September 30, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,228	$690	$1,253	$478	$3,649	$722	$8	$4,379
Net premiums written	$1,215	$682	$1,159	$433	$3,489	$715	$7	$4,211
Increase in unearned premiums	(99)	(152)	(68)	(97)	(416)	(17)	(1)	(434)
Net premiums earned	$1,116	$530	$1,091	$336	$3,073	$698	$6	$3,777
Losses and loss expenses and life policy benefits	(682)	(263)	(697)	(81)	(1,723)	(558)	2	(2,279)
Acquisition costs	(253)	(134)	(257)	(33)	(677)	(82)	—	(759)
Technical result	$181	$133	$137	$222	$673	$58	$8	$739
Other income					3	9	1	13
Other operating expenses					(189)	(52)	(128)	(369)
Underwriting result					$487	$15	n/a	$383
Net investment income						45	325	370
Allocated underwriting result						$60	n/a	n/a
Net realized and unrealized investment losses							(260)	(260)
Interest expense							(37)	(37)
Amortization of intangible assets							(21)	(21)
Net foreign exchange losses							(10)	(10)
Income tax expense							(37)	(37)
Interest in earnings of equity method investments							10	10
Net income							n/a	$398
Loss ratio	61.1%	49.7%	63.9%	24.2%	56.1%
Acquisition ratio	22.7	25.2	23.6	9.7	22.0
Technical ratio	83.8%	74.9%	87.5%	33.9%	78.1%
Other operating expense ratio					6.1
Combined ratio					84.2%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.
Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed below and in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The enhanced methodology related to the natural catastrophe probable maximum loss (PML) is discussed in Risk Management framework below.
For a discussion of the Company’s long-term objective and annualized growth in Diluted Tangible Book Value per Share plus dividends, the metric that Management uses to measure its success in achieving its long-term objective, see below in Key Financial Measures.
Overview of the Results of Operations for the Three Months and Nine Months Ended September 30, 2014
The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. The Company's net income, net income attributable to PartnerRe Ltd., net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share are discussed below in Review of Net Income.
The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation to the most directly comparable GAAP measures in Key Financial Measures below).
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results and may continue to affect our results of operations and financial condition in the future. These factors are discussed in more detail in Review of Net Income below.
Volatility in capital markets
The results for the three months and nine months ended September 30, 2014 and 2013 were significantly impacted by the volatility in the capital markets. Modest increases in credit spreads impacted the three months ended September 30, 2014, decreases in U.S. and European risk-free interest rates impacted the nine months ended September 30, 2014 and increases in risk-free interest rates impacted the three months and nine months ended September 30, 2013.
Large catastrophic and large loss events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and nine months ended September 30, 2014 and 2013 demonstrate this volatility. The results for the three months and nine months ended September 30, 2014 included no significant catastrophic losses. During the three months ended September 30, 2013, the Company incurred losses of $55 million, net of retrocession and reinstatement premiums, related to the hailstorm that affected large parts of Germany in July 2013 (German Hailstorm). During the nine months ended September 30, 2013, the Company incurred losses of $156 million, net of retrocession and reinstatement premiums, related to the combined impact of the extensive flooding in Alberta, Canada (Alberta Floods) in June 2013, the German Hailstorm and the floods that impacted large areas of Central Europe in June 2013 (European Floods).

The impact of large catastrophic losses related to the German Hailstorm in the three months ended September 30, 2013 and the combined impact of the Alberta Floods, German Hailstorm and European Floods in the nine months ended September 30, 2013 on the Company’s technical result, pre-tax net income, loss ratio, technical ratio and combined ratio by segment and sub-segment for the three months and nine months ended September 30, 2013, and the large catastrophic losses by event for the nine months ended September 30, 2013 was as follows (in millions of U.S. dollars):

Three months ended September 30, 2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$—	$3	$—	$57	$60	$—	$—	$60
Reinsurance recoverable	—	—	—	(4)	(4)	—	—	(4)
Net losses and loss expenses and life policy benefits	$—	$3	$—	$53	$56	$—	$—	$56
Reinstatement premiums	—	—	—	(1)	(1)	—	—	(1)
Impact on technical result and pre-tax net income	$—	$3	$—	$52	$55	$—	$—	$55
Impact on the loss ratio	—%	1.5%	—%	30.7%	4.7%
Impact on the technical ratio	—%	1.5%	—%	30.7%	4.7%
Impact on the combined ratio					4.7%

Nine months ended September 30, 2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$16	$14	$21	$128	$179	$—	$—	$179
Reinsurance recoverable	—	—	—	(10)	(10)	—	—	(10)
Net losses and loss expenses and life policy benefits	$16	$14	$21	$118	$169	$—	$—	$169
Reinstatement premiums	—	—	—	(13)	(13)	—	—	(13)
Impact on technical result and pre-tax net income	$16	$14	$21	$105	$156	$—	$—	$156
Impact on the loss ratio	1.4%	2.6%	1.9%	35.5%	5.3%
Impact on the technical ratio	1.4%	2.6%	1.9%	35.1%	5.2%
Impact on the combined ratio					5.2%

Nine months ended September 30, 2013								Total(1)
Alberta Floods								55
German Hailstorm								55
European Floods								46
Impact on pre-tax net income								$156

(1)	Large catastrophic losses are shown net of any reinsurance, reinstatement premiums and profit commissions.
Restructuring charges
The results for the three months and nine months ended September 30, 2013 were also impacted by the restructuring of the Company's business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations (the restructuring) announced in April 2013. The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. During the three months and nine months ended September 30, 2013, the Company recorded a pre-tax charge of $2 million and $46 million, respectively, associated with the costs of the restructuring, which was primarily related to the termination plans, within Other operating expenses. During the three months and nine months ended September 30, 2014, the Company recorded a pre-tax charge of $3 million and $5 million, respectively, related to the restructuring within Other operating expenses.

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
While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At September 30, 2014 and December 31, 2013 and for the three months and nine months ended September 30, 2014 and 2013 these were as follows:

			September 30, 2014	December 31, 2013
Diluted tangible book value per common share and common share equivalents outstanding(1)			$110.75	$98.49
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)			19.3%

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$227	$311	$537	$564
Diluted operating earnings per common share and common share equivalents outstanding (3)	$4.47	$5.70	$10.42	$9.86
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	16.4%	22.6%	12.7%	13.0%
Combined ratio (5)	84.2%	74.9%	86.4%	84.2%

(1)
Diluted tangible book value per common share and common share equivalents outstanding (Diluted Tangible Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax, divided by the number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities). The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

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
Diluted Tangible Book Value per Share at September 30, 2014 and December 31, 2013 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the nine months ended September 30, 2014 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	September 30, 2014	December 31, 2013
Diluted tangible book value per share	$110.75	$98.49
Dividends per common share for the nine months ended September 30, 2014	2.01
Diluted tangible book value per share plus dividends	$112.76
Annualized growth in diluted tangible book value per share plus dividends	19.3%
The Company’s Diluted Tangible Book Value per Share increased by 12.4%, from $98.49 at December 31, 2013 to $110.75 at September 30, 2014, primarily due to net income attributable to PartnerRe Ltd. and the accretive impact of share repurchases, which were partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 19.3% during the nine months ended September 30, 2014. This growth was driven by net income attributable to PartnerRe Ltd. and dividends on the common shares.
Over the past five years, since September 30, 2009, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 10%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at September 30, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	September 30, 2014	December 31, 2013
Diluted book value per common share and common share equivalents outstanding(1)	$121.95	$109.26
Less: goodwill and other intangible assets, net of tax, per share	11.20	10.77
Diluted tangible book value per share	$110.75	$98.49

(1)
Diluted book value per common share and common share equivalents outstanding (Diluted Book Value per Share) is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) divided by the number of common shares and common share equivalents outstanding (assuming exercise of all stock-based awards and other dilutive securities).
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
Operating earnings decreased by $84 million, from $311 million in the three months ended September 30, 2013 to $227 million in the same period of 2014. The decrease in operating earnings was primarily due to:

•
a decrease of $105 million in the Non-life underwriting result, which was mainly driven by a decrease in net favorable prior year loss development, an increase in net adverse prior quarters' loss development and a decrease in the current accident year technical result, primarily related to the North America sub-segment. These decreases were partially offset by the absence of large catastrophic losses in the three months ended September 30, 2014 compared to losses related to the German Hailstorm in the same period of 2013. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below; partially offset by

•
a decrease of $36 million in income tax expense on pre-tax operating earnings, driven by the decrease in pre-tax operating earnings primarily due to a decrease in the Non-life underwriting result and by a lower distribution of the pre-tax operating earnings in the taxable jurisdictions relative to non-taxable jurisdictions.

Diluted operating earnings per share decreased by $1.23, from $5.70 in the three months ended September 30, 2013 to $4.47 in the same period of 2014, primarily due to the decrease in operating earnings, partially offset by the accretive impact of share repurchases.
Operating earnings decreased modestly by $27 million, from $564 million in the nine months ended September 30, 2013 to $537 million in the same period of 2014. The decrease in operating earnings was primarily due to:

•
a decrease of $44 million in the Non-life underwriting result, which was mainly driven by a decrease in the current accident year technical result, related primarily to the North America, Catastrophe and Global (Non-U.S.) P&C sub-segments, and a decrease in favorable prior year loss development. These decreases were partially offset by the absence of large catastrophic losses in the nine months ended September 30, 2014 compared to losses related to the Alberta Floods, German Hailstorm and the European Floods in the same period of 2013. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below;

•	a decrease from the aggregation of various modest declines in other components of operating earnings; and

•	a decrease of $8 million in the Life and Health underwriting result, mainly due to a lower level of net favorable prior year loss development; partially offset by

•	a decrease of $40 million in other operating expenses included in Corporate and Other, driven by the charge related to the restructuring in 2013.

Diluted operating earnings per share increased by $0.56, from $9.86 in the nine months ended September 30, 2013 to $10.42 in the same period of 2014, primarily due to the accretive impact of share repurchases, partially offset by the modest decrease in operating earnings.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 are further described in Review of Net Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income attributable to PartnerRe Ltd.	$196	$333	$778	$392
Less:
Net realized and unrealized investment (losses) gains, net of tax	(36)	(1)	204	(219)
Net foreign exchange (losses) gains, net of tax	(12)	5	(16)	(1)
Interest in earnings of equity method investments, net of tax	3	4	10	4
Dividends to preferred shareholders	14	14	43	44
Operating earnings attributable to PartnerRe Ltd. common shareholders	$227	$311	$537	$564

Per diluted share:
Net income attributable to PartnerRe Ltd. common shareholders	$3.60	$5.84	$14.26	$5.93
Less:
Net realized and unrealized investment (losses) gains, net of tax	(0.70)	(0.03)	3.95	(3.83)
Net foreign exchange (losses) gains, net of tax	(0.23)	0.10	(0.31)	(0.02)
Loss on redemption of preferred shares	—	—	—	(0.16)
Interest in earnings of equity method investments, net of tax	0.06	0.07	0.20	0.08
Operating earnings attributable to PartnerRe Ltd. common shareholders	$4.47	$5.70	$10.42	$9.86
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
Annualized Operating ROE decreased from 22.6% in the three months ended September 30, 2013 to 16.4% in the same period of 2014. The decrease in annualized Operating ROE was due to lower diluted operating earnings per share, as described above, and a higher beginning diluted book value per share at January 1, 2014 compared to January 1, 2013.

Annualized Operating ROE decreased from 13.0% in the nine months ended September 30, 2013 to 12.7% in the same period of 2014. The decrease in annualized Operating ROE was due to a higher increase in diluted book value per share at January 1, 2014 compared to January 1, 2013 relative to the increase in diluted operating earnings per share in the nine months ended September 30, 2014 compared to September 30, 2013. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Annualized return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	13.2%	23.2%	17.4%	7.8%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(2.5)	(0.1)	4.8	(5.1)
Annualized net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	(0.9)	0.4	(0.4)	—
Annualized net interest in earnings of equity method investments, net of tax, on beginning diluted book value per common share	0.2	0.3	0.3	0.1
Annualized loss on redemption of preferred shares, on beginning diluted book value per common share	—	—	—	(0.2)
Annualized operating return on beginning diluted book value per common share	16.4%	22.6%	12.7%	13.0%
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
The Non-life combined ratio increased by 9.3 points, from 74.9% in the three months ended September 30, 2013 to 84.2% in the same period of 2014. The increase in the combined ratio for the three months ended September 30, 2014 compared to the same period of 2013 was mainly driven by a decrease in net favorable prior year loss development, an increase in net adverse prior quarters' loss development and a decrease in the current accident year technical result. These increases in the combined ratio were partially offset by the absence of large catastrophic losses in the three months ended September 30, 2014 compared to losses related to the German Hailstorm in the same period of 2013. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
The Non-life combined ratio increased by 2.2 points, from 84.2% in the nine months ended September 30, 2013 to 86.4% in the same period of 2014. The increase in the combined ratio for the nine months ended September 30, 2014 compared to the same period of 2013 was mainly driven by a decrease in the current accident year technical result and a decrease in favorable prior year loss development. These increases in the combined ratio were partially offset by the absence of large catastrophic losses in the nine months ended September 30, 2014 compared to losses related to the Alberta Floods, German Hailstorm and the European Floods in the same period of 2013. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
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
The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry, such as choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at September 30, 2014. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The limits approved by the Risk and Finance Committee and the actual limits deployed at September 30, 2014 and December 31, 2013 were as follows (in billions of U.S. dollars, except interest rate risk data):

	September 30, 2014		December 31, 2013
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.5	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.8
Market Risk	3.4	2.6	3.4	2.6
Equity and equity-like sublimit	2.8	2.0	2.8	1.8
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	2.7 years	6.0 years	1.5 years
Default and Credit Spread Risk	$9.5	$6.7	$9.5	$6.8
Trade Credit Underwriting Risk	0.9	0.7	0.9	0.7
Longevity Risk	2.0	1.3	2.0	1.2
Pandemic Risk	1.3	0.7	1.3	0.6
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk(3)	1.0	0.4	0.7	0.2
Any one country sub-limit(3)	0.8	0.4	0.5	0.2

(1)
The excess fixed income investment portfolio relates to fixed income securities included in the Company’s capital funds, which are in excess of those included in the Company’s liability funds and which support the net reinsurance liabilities.

(2)	The limits approved and the actual limits deployed in the table above are shown net of retrocession.

(3)	In September 2014, the Risk and Finance Committee approved the increase in limits for mortgage reinsurance risk and the associated any one country sub-limit.
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
The PML estimates below include all significant exposure from our Non-life and Life and Health business operations. This includes coverage for property, marine, energy, engineering, workers’ compensation and mortality and exposure to catastrophe from insurance-linked securities. The PML estimates do not include casualty coverage that could be exposed as a result of a catastrophic event. In addition, they do not include estimates for contingent losses to insureds that are not directly impacted by the event (e.g. loss of earnings due to disruption in supply lines).
For additional information related to the Company’s natural catastrophe PML information and definitions, see Business—Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Effective July 1, 2014, the Company introduced a new methodology to calculate the PMLs that uses a more granular application of pricing adjustments, correlation and retrocession at the treaty level. The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils using the new methodology at July 1, 2014 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$757	—
U.S. Northeast	Hurricane	909	—
U.S. Gulf Coast	Hurricane	870	—
Caribbean	Hurricane	189	—
Europe	Windstorm	722	—
Japan	Typhoon	145	—
California	Earthquake	588	$675
British Columbia	Earthquake	204	391
Japan	Earthquake	427	481
Australia	Earthquake	367	495
New Zealand	Earthquake	218	279
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at September 30, 2014 have not changed materially compared to December 31, 2013. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2013.

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
During the three months and nine months ended September 30, 2014 and 2013, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and nine months ended September 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Non-life prior year favorable loss development:
North America	$83	$94	$175	$155
Global (Non-U.S.) P&C	29	37	106	131
Global Specialty	51	78	179	166
Catastrophe	3	29	31	96
Total net Non-life prior year favorable loss development	$166	$238	$491	$548

The net Non-life prior year favorable loss development for the three months and nine months ended September 30, 2014 and 2013 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(11)	$(24)	$(30)	$(48)
Net prior year loss development due to all other factors(2)	177	262	521	596
Total net Non-life prior year favorable loss development	$166	$238	$491	$548

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
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at September 30, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$923	$149	$2,470	$3,542	$(19)	$3,523
Global (Non-U.S.) P&C	1,311	10	941	2,262	(17)	2,245
Global Specialty	1,867	56	2,001	3,924	(175)	3,749
Catastrophe	319	107	110	536	(38)	498
Total Non-life reserves	$4,420	$322	$5,522	$10,264	$(249)	$10,015
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at September 30, 2014. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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

The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at September 30, 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,523	$3,822	$2,816
Global (Non-U.S.) P&C	2,245	2,554	1,832
Global Specialty	3,749	4,239	3,001
Catastrophe	498	544	418
It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $10,015 million of net Non-life loss reserves at September 30, 2014, net loss reserves for accident years 2005 and prior of $606 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (New Zealand Earthquakes) and the Japan earthquake and resulting tsunami (Japan Earthquake) (collectively, 2011 catastrophic events) and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at September 30, 2014.
The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is further complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.
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
During the year ended December 31, 2013, the Company cautiously reduced the additional gross reserves by $10 million to $40 million, primarily reflecting the reduced level of uncertainty associated with the Japan Earthquake in the first half of 2013. During the three months ended June 30, 2014, the Company increased its loss estimates related to the New Zealand Earthquakes following the receipt of updated cedant information. Concurrent with increasing its loss estimate, and partially offsetting the impact, the Company reduced the additional reserves by $20 million. During the three months ended September 30, 2014, the Company modestly increased its loss estimates related to the New Zealand Earthquakes following the receipt of updated cedant information and, as a result of continued uncertainty, determined to maintain the additional gross reserves of $20 million at September 30, 2014 in relation to the 2011 catastrophic events.

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
The Company’s gross and net policy benefits for life and annuity contracts by reserving line at September 30, 2014 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$8	$167	$31	$206	$(21)	$185
Longevity	1	147	407	555	(3)	552
Mortality	208	573	571	1,352	(1)	1,351
Total policy benefits for life and annuity contracts	$217	$887	$1,009	$2,113	$(25)	$2,088
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At September 30, 2014, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

September 30, 2014
Fixed maturities	$589
Equities	36
Other invested assets (including certain derivatives)	112
Funds held – directly managed account	15
Total	$752

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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2014 and 2013
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•
the U.S. dollar average exchange rate was weaker against most currencies, except the Japanese yen and Canadian dollar, in the three months and nine months ended September 30, 2014 compared to the same periods of 2013; and

•	the U.S. dollar ending exchange rate strengthened against most currencies at September 30, 2014 compared to December 31, 2013.
Review of Net Income
Management analyzes the Company’s net income or loss in three parts: underwriting result, investment result and other components of net income or loss. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other operating expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity method investments. Net investment income includes interest, dividends and amortization, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity method investments includes the Company’s strategic investments. Other components of net income or loss include technical result and other income or loss, other operating expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.

The components of net income, net income attributable to noncontrolling interests, preferred dividends, loss on redemption of preferred shares, net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Underwriting result:
Non-life	$192	$297	$443	$487
Life and Health	6	10	7	15
Investment result:
Net investment income	118	122	365	370
Net realized and unrealized investment (losses) gains	(34)	16	273	(260)
Interest in earnings of equity method investments(1)	5	6	16	10
Corporate and Other:
Technical result(2)	(1)	6	(1)	8
Other income(2)	1	—	5	1
Other operating expenses	(29)	(29)	(88)	(128)
Interest expense	(12)	(12)	(36)	(37)
Amortization of intangible assets(3)	(7)	(7)	(21)	(21)
Net foreign exchange gains (losses)	8	(1)	11	(10)
Income tax expense	(46)	(70)	(186)	(37)
Net income	$201	$338	$788	$398
Net income attributable to noncontrolling interests	(5)	(5)	(10)	(6)
Net income attributable to PartnerRe Ltd.	$196	$333	$778	$392
Less: preferred dividends	14	14	42	44
Less: loss on redemption of preferred shares	—	—	—	9
Net income attributable to PartnerRe Ltd. common shareholders	$182	$319	$736	$339
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$3.60	5.84	$14.26	$5.93

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

The components of the underwriting result and combined ratio for the Non-life segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters' loss development	$103	91.5%	$145	87.6%	$138	95.8%	$281	90.8%
Large catastrophic losses(1)	—	—	(55)	4.7	—	—	(156)	5.2
Net (adverse) favorable prior quarters' loss development	(14)	1.2	29	(2.4)
Prior accident years technical result and ratio
Net favorable prior year loss development	166	(13.5)	238	(20.3)	491	(15.1)	548	(17.9)
Technical result and ratio, as reported	$255	79.2%	$357	69.6%	$629	80.7%	$673	78.1%
Other (loss) income	(1)	—	2	—	1	—	3	—
Other operating expenses	(62)	5.0	(62)	5.3	(187)	5.7	(189)	6.1
Underwriting result and combined ratio, as reported	$192	84.2%	$297	74.9%	$443	86.4%	$487	84.2%

(1)    Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The underwriting result for the Non-life segment decreased by $105 million (corresponding to an increase of 9.3 points in the combined ratio), from $297 million (74.9 points on the combined ratio) in the three months ended September 30, 2013 to $192 million (84.2 points on the combined ratio) in the same period of 2014 primarily due to:

•
Net favorable prior year loss development—a decrease of $72 million (increase of 6.8 points in the technical ratio) from $238 million (20.3 points on the technical ratio) in the three months ended September 30, 2013 to $166 million (13.5 points on the technical ratio) in the same period of 2014. The decrease in net favorable prior year loss development was due to decreases in all Non-life sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Net (adverse) favorable prior quarters' loss development—a decrease of $43 million (increase of 3.6 points in the technical ratio) from net favorable prior quarters' development of $29 million (2.4 points on the technical ratio) in the three months ended September 30, 2013 to net adverse prior quarters' development of $14 million (1.2 points on the technical ratio) in the three months ended September 30, 2014. The prior quarters' development in the three months ended September 30, 2014 and 2013 was primarily driven by the Catastrophe sub-segment and is described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarters' loss development—a decrease in the technical result (and corresponding increase in the technical ratio) which was primarily related to a deterioration in the agriculture line in the North America sub-segment, driven by declining commodity prices and the impact of hailstorms.

These factors driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the three months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $55 million (decrease of 4.7 points in the technical ratio) related to the German Hailstorm in the three months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $4 million, from $10 million in the three months September 30, 2013 to $6 million in the same period of 2014. The underwriting result primarily reflected a lower level of net favorable prior year loss development, partially offset by increased profitability generated from the PartnerRe Health business. See Results by Segment below.

Net investment income decreased by $4 million, from $122 million in the three months ended September 30, 2013 to $118 million in the same period of 2014. The decrease in net investment income was primarily attributable to lower reinvestment rates and a decrease in net investment income from the funds held – directly managed account primarily related to the lower average balance, partially offset by higher dividend income. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $50 million, from gains of $16 million in the three months ended September 30, 2013 to losses of $34 million in the same period of 2014. The net realized and unrealized investment losses of $34 million in the three months ended September 30, 2014 were primarily due to the widening of credit spreads. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other operating expenses included in Corporate and Other of $29 million in the three months ended September 30, 2013 were comparable to the same period of 2014.
Interest expense in the three months ended September 30, 2014 was comparable to the same period of 2013.
Net foreign exchange gains increased by $9 million, from losses of $1 million in the three months ended September 30, 2013 to gains of $8 million in the same period of 2014. The net foreign exchange gains of $8 million for the three months ended September 30, 2014 resulted primarily from currency movements on certain unhedged equity securities and the difference in forward points embedded in the Company’s hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense decreased by $24 million, from $70 million in the three months ended September 30, 2013 to $46 million in the same period of 2014, primarily reflecting a decrease in the Company’s pre-tax net income in the three months ended September 30, 2014 compared to the same period of 2013. See Corporate and Other—Income Taxes below for more details.
The decrease in net income, net income attributable to PartnerRe Ltd., net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to the decrease in the Non-life underwriting result and the change in net realized and unrealized investment (losses) gains, partially offset by a decrease in income tax expense. For diluted net income per share specifically, the decrease was partially offset by the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.
Nine-month result
The underwriting result for the Non-life segment decreased by $44 million (corresponding to an increase of 2.2 points in the combined ratio), from $487 million (84.2 points on the combined ratio) in the nine months ended September 30, 2013 to $443 million (86.4 points on the combined ratio) in the same period of 2014 primarily due to:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to the North America, Catastrophe and Global (Non-U.S.) P&C sub-segments. The decrease in the North America sub-segment was due to a deterioration in the agriculture line, as described in the three-month result, and a higher acquisition cost ratio due to the increasingly competitive conditions. The decrease in the Catastrophe sub-segment was due to a decrease in net premiums earned, which in the absence of catastrophic losses directly impacts the technical result. The decrease in the Global (Non-U.S.) P&C sub-segment was due to an increase in the acquisition cost ratio and a higher level of mid-sized loss activity.

•
Net favorable prior year loss development—a decrease of $57 million from $548 million (17.9 points on the technical ratio) in the nine months ended September 30, 2013 to $491 million (15.1 points on the technical ratio) in the same period of 2014. The decrease in net favorable prior year loss development was due to decreases in the Catastrophe and Global (Non-U.S.) P&C sub-segments, which were partially offset by modest increases in the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in the nine months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $156 million (decrease of 5.2 points in the technical ratio) related to the Alberta Floods, German Hailstorm and European Floods in the nine months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $8 million, from $15 million in the nine months ended September 30, 2013 to $7 million in the same period of 2014. The decrease in the Life and Health underwriting result was primarily driven by a lower level of net favorable prior year loss development, partially offset by increased profitability generated from the PartnerRe Health business. See Results by Segment below.
Net investment income decreased by $5 million, from $370 million in the nine months ended September 30, 2013 to $365 million in the same period of 2014. The decrease was primarily due to lower reinvestment rates and a decrease in net investment income from funds held – directly managed account primarily related to the lower average balance. These decreases were partially offset by the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio, higher dividend income and certain other favorable non-recurring items. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment gains increased by $533 million, from losses of $260 million in the nine months ended September 30, 2013 to gains of $273 million in the same period of 2014. The net realized and unrealized investment gains of $273 million in the nine months ended September 30, 2014 were primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other operating expenses included in Corporate and Other decreased by $40 million, from $128 million in the nine months ended September 30, 2013 to $88 million in the same period of 2014. The decrease was primarily due to the restructuring charge in the nine months ended September 30, 2013, as described in Executive Overview above.
Interest expense in the nine months ended September 30, 2014 was comparable to the same period of 2013.
Net foreign exchange gains increased by $21 million, from losses of $10 million in the nine months ended September 30, 2013 to gains of $11 million in the same period of 2014. The net foreign exchange gains of $11 million for the nine months ended September 30, 2014 resulted primarily from currency movements on certain unhedged equity securities. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense increased by $149 million, from $37 million in the nine months ended September 30, 2013 to $186 million in the same period of 2014, primarily reflecting an increase in the Company’s pre-tax net income in the nine months ended September 30, 2014 compared to the same period of 2013. See Corporate and Other—Income Taxes below for more details.
The increase in net income, net income attributable to PartnerRe Ltd., net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to the change in net realized and unrealized investment gains (losses) and lower other operating expenses, partially offset by an increase in income tax expense and a decrease in the Non-life underwriting result. For diluted net income per share specifically, the increase was also due to the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases.
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

The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$372	$409	$1,302	$1,228
Net premiums written	372	408	1,291	1,215
Net premiums earned	$424	$425	$1,192	$1,116
Losses and loss expenses	(247)	(197)	(747)	(682)
Acquisition costs	(106)	(101)	(299)	(253)
Technical result (1)	$71	$127	$146	$181
Loss ratio (2)	58.2%	46.3%	62.6%	61.1%
Acquisition ratio (3)	24.9	23.9	25.1	22.7
Technical ratio (4)	83.1%	70.2%	87.7%	83.8%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 28% and 29% of total net premiums written in the three months and nine months ended September 30, 2014, respectively, compared to 32% and 29% in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2014				For the three months ended September 30, 2013				For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$83	22%	$117	28%	$127	31%	$131	31%	$366	28%	$335	28%	$329	27%	$330	30%
Casualty	149	40	159	37	149	37	143	34	475	37	454	38	464	38	419	38
Credit/ Surety	24	7	25	6	12	3	14	3	87	7	77	6	39	2	34	3
Motor	27	7	20	5	14	3	11	2	59	5	52	4	44	4	35	3
Multiline	24	6	29	7	18	4	29	7	100	8	80	7	80	7	73	6
Property	54	15	65	15	58	14	76	18	171	13	162	14	193	16	176	16
Other	11	3	9	2	30	8	21	5	33	2	32	3	66	6	49	4
Total	$372	100%	$424	100%	$408	100%	$425	100%	$1,291	100%	$1,192	100%	$1,215	100%	$1,116	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended September 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(9)%	(9)%	—%
Foreign exchange effect	—	—	—
Decrease as reported in U.S. dollars	(9)%	(9)%	—%

Nine months ended September 30, 2014 compared to the same period of 2013
Increase in original currency	6%	7%	7%
Foreign exchange effect	—	(1)	—
Increase as reported in U.S. dollars	6%	6%	7%
Three-month result
Gross and net premiums written decreased by 9% and net premiums earned were flat on a constant foreign exchange basis in the three months ended September 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written were primarily driven by the agriculture and structured property lines of business. The decrease in the agriculture line of business was driven by a restructuring of a significant treaty, which impacted the timing of the premium recognition, and lower upward premium adjustments, and the decrease in the structured property line of business was due to cancellations. These decreases were partially offset by new business written at the January 1 renewals in the motor and credit/surety lines of business. Net premiums earned were flat compared to decreases in gross and net premiums written due to the earning of business written in prior periods in the casualty line of business.
Nine-month result
Gross premiums written increased by 6% and net premiums written and earned increased by 7% on a constant foreign exchange basis in the nine months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the credit/surety, agriculture, multiline and motor lines of business. These increases were partially offset by cancellations and non-renewals, mainly in the property and structured property lines of business, driven by increased competition and cedant retentions. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters' loss development	$(12)	102.6%	$41	90.5%	$(29)	102.4%	$42	96.3%
Large catastrophic losses(1)	—	—	—	—	—	—	(16)	1.4
Net adverse prior quarters' loss development	—	—	(8)	1.9
Prior accident years technical result and ratio
Net favorable prior year loss development	83	(19.5)	94	(22.2)	175	(14.7)	155	(13.9)
Technical result and ratio, as reported	$71	83.1%	$127	70.2%	$146	87.7%	$181	83.8%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

Three-month result
The decrease of $56 million in the technical result (and the corresponding increase of 12.9 points in the technical ratio) in the three months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for prior quarters' loss development—a decline in the technical result (and corresponding increase in the technical ratio) primarily due to a deterioration in the agriculture line of business related to the 2014 crop year as a result of declining commodity prices and the impact of hailstorms, a modest increase in the loss picks in the casualty line, a higher acquisition cost ratio driven by increasingly competitive conditions and pricing observed in most lines of business during the recent January 1 renewals and normal fluctuations in profitability between periods.

•
Net favorable prior year loss development—a decrease of $11 million (increase of 2.7 points in the technical ratio) from $94 million (22.2 points on the technical ratio) in the three months ended September 30, 2013 to $83 million (19.5 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended September 30, 2014 and 2013 was driven by most lines of business, predominantly the casualty line.

These factors driving the decrease in the technical result in the three months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Net adverse prior quarters' loss development—a decrease of $8 million (decrease of 1.9 points in the technical ratio) in adverse prior quarters' loss development related to the Alberta Floods in the three months ended June 30, 2013.

Nine-month result
The decrease of $35 million in the technical result (and the corresponding increase of 3.9 points in the technical ratio) in the nine months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses—a decline in the technical result (and corresponding increase in the technical ratio) primarily due to the deterioration in the agriculture line of business, the higher acquisition cost ratio and the modestly higher loss picks in the casualty line of business, as described in the three-month result, and normal fluctuations in profitability between periods.

This factor driving the decrease in the technical result in the nine months ended September 30, 2014 compared to the same period of 2013 was partially offset by:

•
Net favorable prior year loss development—an increase of $20 million (decrease of 0.8 points in the technical ratio) from $155 million (13.9 points on the technical ratio) in the nine months ended September 30, 2013 to $175 million (14.7 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was driven primarily by the casualty line, while the multiline and motor lines experienced combined adverse loss development for prior accident years of $10 million. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 was driven by most lines of business, with the casualty line being the most pronounced, while the credit/surety and agriculture lines experienced combined adverse loss development for prior accident years of $8 million.

•
Large catastrophic losses—a decrease of $16 million (decrease of 1.4 points in the technical ratio) related to the Alberta Floods in the nine months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 88% and 82% of net premiums written in the three months and nine months ended September 30, 2014, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$162	$157	$682	$690
Net premiums written	164	157	672	682
Net premiums earned	$202	$195	$568	$530
Losses and loss expenses	(123)	(90)	(319)	(263)
Acquisition costs	(56)	(50)	(162)	(134)
Technical result	$23	$55	$87	$133
Loss ratio	61.1%	46.0%	56.2%	49.7%
Acquisition ratio	27.6	25.7	28.5	25.2
Technical ratio	88.7%	71.7%	84.7%	74.9%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 12% and 15% of total net premiums written in the three months and nine months ended September 30, 2014, respectively, compared to 13% and 16% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2014				For the three months ended September 30, 2013				For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$12	7%	$18	9%	$13	9%	$19	10%	$59	9%	$53	9%	$68	10%	$56	11%
Motor	70	43	79	39	56	35	60	31	257	38	226	40	233	34	159	30
Property	82	50	105	52	88	56	116	59	356	53	289	51	381	56	315	59
Total	$164	100%	$202	100%	$157	100%	$195	100%	$672	100%	$568	100%	$682	100%	$530	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended September 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	2%	3%	1%
Foreign exchange effect	2	2	2
Increase as reported in U.S. dollars	4%	5%	3%

Nine months ended September 30, 2014 compared to the same period of 2013
(Decrease) increase in original currency	(2)%	(2)%	6%
Foreign exchange effect	1	1	1
(Decrease) increase as reported in U.S. dollars	(1)%	(1)%	7%
Three-month result
Gross and net premiums written and net premiums earned increased by 2%, 3% and 1%, respectively, on a constant foreign exchange basis in the three months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and earned resulted primarily from a significant increase in the Company's participation on a proportional motor treaty and, to a lesser extent, new business written in prior periods in the motor line of business. These increases were partially offset by cancellations in the property line of business.

Nine-month result
Gross and net premiums written decreased by 2% and net premiums earned increased by 6% on a constant foreign exchange basis in the nine months ended September 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written resulted primarily from cancellations due to pricing, increased retentions and share decreases in the property line of business, which were partially offset by new business written in the motor line. The increase in net premiums earned compared to the decreases in gross and net premiums written was driven by the earning of the new motor business that was written in 2013. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters' loss development	$(5)	102.7%	$13	93.4%	$(19)	103.4%	$16	97.1%
Large catastrophic losses(1)	—	—	(3)	1.5	—	—	(14)	2.6
Net (adverse) favorable prior quarters' loss development	(1)	0.6	8	(4.0)
Prior accident years technical result and ratio
Net favorable prior year loss development	29	(14.6)	37	(19.2)	106	(18.7)	131	(24.8)
Technical result and ratio, as reported	$23	88.7%	$55	71.7%	$87	84.7%	$133	74.9%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The decrease of $32 million in the technical result (and the corresponding increase of 17.0 points in the technical ratio) in the three months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarters' loss development—a decline in the technical result (and a corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity, the impact of lower upward prior year premium adjustments in the three months ended September 30, 2014 compared to the same period of 2013 and normal fluctuations in profitability between periods.

•
Net (adverse) favorable prior quarters' loss development—a decrease of $9 million (increase of 4.6 points in the technical ratio) from net favorable prior quarters' loss development of $8 million (4.0 points on the technical ratio) in the three months ended September 30, 2013 to net adverse prior quarters' loss development of $1 million (0.6 points on the technical ratio) in the same period of 2014.

•
Net favorable prior year loss development—a decrease of $8 million (increase of 4.6 points in the technical ratio) from $37 million (19.2 points on the technical ratio) in the three months ended September 30, 2013 to $29 million (14.6 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended September 30, 2014 and 2013 was driven by most lines of business, with the property line being the most pronounced.

Nine-month result
The decrease of $46 million in the technical result (and the corresponding increase of 9.8 points in the technical ratio) in the nine months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses—a decline in the technical result (and a corresponding increase in the technical ratio) mainly due to an increase in the acquisition cost ratio, a higher level of mid-sized loss activity and normal fluctuations in profitability between periods. The increase in the acquisition cost ratio was driven by favorable adjustments recorded in the nine months ended September 30, 2013 in the property and casualty lines of business and higher ceding commissions recorded in the nine months ended September 30, 2014 due to the competitive market conditions.

•
Net favorable prior year loss development—a decrease of $25 million (increase of 6.1 points in the technical ratio) from $131 million (24.8 points on the technical ratio) in the nine months ended September 30, 2013 to $106 million (18.7 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 and 2013 was driven by all lines of business, with the property line being the most pronounced.

These factors driving the decrease in the technical result in the nine months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $14 million (decrease of 2.6 points in the technical ratio) related to the European Floods and German Hailstorm in the nine months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$432	$396	$1,348	$1,253
Net premiums written	428	389	1,250	1,159
Net premiums earned	$448	$382	$1,208	$1,091
Losses and loss expenses	(279)	(228)	(749)	(697)
Acquisition costs	(105)	(92)	(283)	(257)
Technical result	$64	$62	$176	$137
Loss ratio	62.3%	59.8%	62.1%	63.9%
Acquisition ratio	23.5	24.0	23.4	23.6
Technical ratio	85.8%	83.8%	85.5%	87.5%
Premiums
The Global Specialty sub-segment represented 32% and 28% of total net premiums written in the three months and nine months ended September 30, 2014, respectively, compared to 31% and 28% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2014				For the three months ended September 30, 2013				For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$48	11%	$71	16%	$25	6%	$37	10%	$159	13%	$156	13%	$103	9%	$96	9%
Aviation/ Space	54	13	55	12	51	13	49	13	144	11	154	13	137	12	143	13
Credit/ Surety	68	16	70	16	73	19	74	19	207	17	210	17	221	19	212	20
Energy	22	5	18	4	25	6	23	6	53	4	54	5	65	6	73	7
Engineering	44	10	48	11	53	14	47	12	122	10	138	11	153	13	147	13
Marine	78	18	82	18	73	19	78	20	206	16	212	18	225	19	216	20
Multiline	34	8	26	6	12	3	7	2	100	8	61	5	35	3	13	1
Specialty casualty	31	7	43	9	31	8	29	8	126	10	112	9	107	9	79	7
Specialty property	46	11	34	8	46	12	38	10	122	10	110	9	113	10	113	10
Other	3	1	1	—	—	—	—	—	11	1	1	—	—	—	(1)	—
Total	$428	100%	$448	100%	$389	100%	$382	100%	$1,250	100%	$1,208	100%	$1,159	100%	$1,091	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended September 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	8%	9%	16%
Foreign exchange effect	1	1	1
Increase as reported in U.S. dollars	9%	10%	17%

Nine months ended September 30, 2014 compared to the same period of 2013
Increase in original currency	7%	7%	10%
Foreign exchange effect	1	1	1
Increase as reported in U.S. dollars	8%	8%	11%
Three-month result
Gross and net premiums written and net premiums earned increased by 8%, 9% and 16% on a constant foreign exchange basis, respectively, in the three months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by new business that was written in prior periods and increases in the January 1 renewed premium estimates in the agriculture and multiline lines of business. The increase in net premiums earned was higher than the increases in gross and net premiums written due to the earning of new business written in 2013 in the specialty casualty line of business.
Nine-month result
Gross and net premiums written increased by 7% and net premiums earned increased by 10% on a constant foreign exchange basis in the nine months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written and increases in the January 1 renewed premium estimates in the multiline, agriculture and specialty casualty lines of business. These increases were partially offset by decreases in the marine and energy lines of business, driven by cancellations in prior periods and the impact of lower upward prior year premium adjustments in the engineering line in the nine months ended September 30, 2014 compared to the same period of 2013. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters' loss development	$13	97.1%	$(15)	103.9%	$(3)	100.4%	$(8)	100.8%
Large catastrophic losses(1)	—	—	—	—	—	—	(21)	1.9
Net adverse prior quarters' loss development	—	0.1	(1)	0.3
Prior accident years technical result and ratio
Net favorable prior year loss development	51	(11.4)	78	(20.4)	179	(14.9)	166	(15.2)
Technical result and ratio, as reported	$64	85.8%	$62	83.8%	$176	85.5%	$137	87.5%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result
The increase of $2 million in the technical result (which resulted in an increase of 2.0 points in the technical ratio due to the modest increase in the technical result being lower than the increase in net premiums earned) in the three months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for prior quarters' loss development—an improvement in the technical result (and a corresponding decrease in the technical ratio) mainly due to a lower level of mid-sized loss activity, modestly higher loss picks recorded in certain lines of business in the three months ended September 30, 2013 and normal fluctuations in profitability between periods.

This factor driving the increase in the technical result in the three months ended September 30, 2014 compared to the same period of 2013 was partially offset by:

•
Net favorable prior year loss development—a decrease of $27 million (increase of 9.0 points in the technical ratio) from $78 million (20.4 points on the technical ratio) in the three months ended September 30, 2013 to $51 million (11.4 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended September 30, 2014 was driven by most lines of business, primarily the marine and specialty property lines, while the engineering line experienced adverse loss development for prior accident years of $8 million. The net favorable loss development for prior accident years in the three months ended September 30, 2013 was driven by all lines of business and was most pronounced in the marine, aviation/space and specialty property lines.

Nine-month result
The increase of $39 million in the technical result (and the corresponding decrease of 2.0 points in the technical ratio) in the nine months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Large catastrophic losses—a decrease of $21 million (decrease of 1.9 points in the technical ratio) related to the Alberta and European Floods in the nine months ended September 30, 2013 compared to no large catastrophic losses in the same period of 2014.

•
Net favorable prior year loss development—an increase of $13 million (which resulted in an increase of 0.3 points in the technical ratio due to the increase in net premiums earned) from $166 million (15.2 points on the technical ratio) in the nine months ended September 30, 2013 to $179 million (14.9 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was driven by most lines of business, predominantly the marine, specialty property and aviation/space lines, while the credit/surety, engineering and agriculture lines experienced combined adverse loss development for prior accident years of $26 million. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 was driven by most lines of business, predominantly the aviation/space, marine and specialty property lines.

•
The current accident year technical result, adjusted for large catastrophic losses—a slight improvement in the technical result (and corresponding decrease in the technical ratio) primarily due to a modestly lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and, as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for the three months and nine months ended September 30, 2014 and 2013 demonstrate this volatility. While the results for the three months and nine months ended September 30, 2014 included no significant catastrophic losses, the results for the three months ended September 30, 2013 included a modestly higher level of catastrophic losses resulting from the German Hailstorm and the results for the nine months ended September 30, 2013 included a higher level of catastrophic losses resulting from the Alberta Floods, German Hailstorm and European Floods.
The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$59	$79	$412	$478
Net premiums written	55	72	370	433
Net premiums earned	$153	$171	$292	$336
Losses and loss expenses	(39)	(42)	(38)	(81)
Acquisition costs	(17)	(16)	(34)	(33)
Technical result	$97	$113	$220	$222
Loss ratio	25.2%	24.5%	12.9%	24.2%
Acquisition ratio	11.7	9.0	11.5	9.7
Technical ratio	36.9%	33.5%	24.4%	33.9%
Premiums
The Catastrophe sub-segment represented 4% and 8% of total net premiums written in the three months and nine months ended September 30, 2014 and 2013, respectively, compared to 6% and 10% in the same periods of 2013.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended September 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(26)%	(25)%	(10)%
Foreign exchange effect	1	1	—
Decrease as reported in U.S. dollars	(25)%	(24)%	(10)%

Nine months ended September 30, 2014 compared to the same period of 2013
Decrease in original currency	(13)%	(14)%	(12)%
Foreign exchange effect	(1)	(1)	(1)
Decrease as reported in U.S. dollars	(14)%	(15)%	(13)%
Three-month result
Gross and net premiums written and net premiums earned decreased by 26%, 25% and 10% on a constant foreign exchange basis, respectively, in the three months ended September 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written and net premiums earned were primarily due to cancellations, non-renewals and share decreases. The percentage decrease in net premiums earned was lower than the percentage decreases in gross and net premiums written primarily due to the impact of cancellations in the three months ended September 30, 2014 on gross and net premiums written. Net premiums earned are normally significantly higher than gross and net premiums written during the three months ended September 30, 2014 due to the seasonality of the earnings pattern for U.S. wind business, which results in higher earned premiums being recognized in quarters with more exposure.
Nine-month result
Gross and net premiums written and net premiums earned decreased by 13%, 14% and 12% on a constant foreign exchange basis, respectively, in the nine months ended September 30, 2014 compared to the same period of 2013. The decreases in gross and net premiums written and net premiums earned were primarily driven by cancellations, non-renewals, share decreases and the impact of the reinstatement premiums related to the European and Alberta Floods in 2013. These decreases were partially offset by new business written.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and prior quarters' loss development	$107	30.4%	$106	37.2%	$189	34.8%	$231	27.2%
Large catastrophic losses(1)	—	—	(52)	30.7	—	—	(105)	35.1
Net (adverse) favorable prior quarters' loss development	(13)	8.2	30	(17.6)
Prior accident years technical result and ratio
Net favorable prior year loss development	3	(1.7)	29	(16.8)	31	(10.4)	96	(28.4)
Technical result and ratio, as reported	$97	36.9%	$113	33.5%	$220	24.4%	$222	33.9%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
Three-month result

The decrease of $16 million in the technical result (and the corresponding increase of 3.4 points in the technical ratio) in the three months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net (adverse) favorable prior quarters' loss development—a decrease of $43 million (increase of 25.8 points in the technical ratio) from net favorable prior quarters' loss development of $30 million (17.6 points on the technical ratio) in the three months ended September 30, 2013 to net adverse prior quarters' loss development of $13 million (8.2 points on the technical ratio) in the same period of 2014. The adverse prior quarters' loss development in the three months ended September 30, 2014 was primarily driven by the late reporting by a cedant of a mid-sized loss that occurred in the second quarter of 2014. The net favorable prior quarters’ loss development in the three months ended September 30, 2013 included favorable development related to the Alberta and European Floods.

•
Net favorable prior year loss development—a decrease of $26 million (increase of 15.1 points in the technical ratio) from $29 million (16.8 points on the technical ratio) in the three months ended September 30, 2013 to $3 million (1.7 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the three months ended September 30, 2014 was primarily due to net favorable loss emergence and was partially offset by adverse development related to the New Zealand Earthquakes, as described in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses above. The net favorable loss development for prior accident years in the three months ended September 30, 2013 was primarily due to favorable loss emergence.

These factors driving the decrease in the technical result in the three months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $52 million (decrease of 30.7 points in the technical ratio) related to the German Hailstorm in the three months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

•
The current accident year technical result, adjusted for large catastrophic losses and prior quarters' loss development —a modest increase in the technical result (and corresponding decrease in the technical ratio) primarily due to a lower level of mid-sized loss activity, almost entirely offset by the impact of lower net premiums earned in the three months ended September 30, 2014 compared to the same period of 2013.

Nine-month result
The decrease of $2 million in the technical result (which resulted in a decrease of 9.5 points in the technical ratio due to the modest decrease in the technical result being lower than the decrease in net premiums earned) in the nine months ended September 30, 2014 compared to the same period of 2013 was primarily attributable to:

•
Net favorable prior year loss development—a decrease of $65 million (increase of 18.0 points on the technical ratio) from $96 million (28.4 points on the technical ratio) in the nine months ended September 30, 2013 to $31 million (10.4 points on the technical ratio) in the same period of 2014. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was primarily due to favorable loss emergence, and was partially offset by the adverse development related to the New Zealand Earthquakes as described in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses above. The net favorable loss development for prior accident years in the nine months ended September 30, 2013 was primarily due to favorable loss emergence.

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result primarily due to the impact of lower net premiums earned in the nine months ended September 30, 2014 compared to the same period of 2013 and increasingly competitive market conditions.

These factors driving the decrease in the technical result in the nine months ended September 30, 2014 compared to the same period of 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $105 million (decrease of 35.1 points in the technical ratio) related the German Hailstorm, Alberta and European Floods in the nine months ended September 30, 2013 compared to no significant catastrophic losses in the same period of 2014.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and, following the acquisition of PartnerRe Health on December 31, 2012, accident and health business written in the U.S. At the time of the acquisition, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During

2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third party insurance companies. As a result, this transition affects the period over period comparability with increased gross and net premiums written and net premiums earned and reduced MGA fee income, which is recorded in Other income, in the three months and nine months ended September 30, 2014 compared to the same periods of 2013.
The components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross premiums written	$336	$235	$951	$722
Net premiums written	325	234	918	715
Net premiums earned	$331	$243	$904	$698
Life policy benefits	(272)	(195)	(740)	(558)
Acquisition costs	(38)	(24)	(111)	(82)
Technical result	$21	$24	$53	$58
Other income	2	3	6	9
Other operating expenses	(17)	(17)	(52)	(52)
Net investment income	14	15	45	45
Allocated underwriting result (1)	$20	$25	$52	$60

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
Premiums
The Life and Health segment represented 24% and 20% of total net premiums written in the three months and nine months ended September 30, 2014, respectively, compared to 18% and 17% of total net premiums written in the same periods of 2013. The net premiums written and net premiums earned by line of business for this segment for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended September 30, 2014				For the three months ended September 30, 2013				For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$79	24%	$77	23%	$40	17%	$39	16%	$208	23%	$206	23%	$103	14%	$102	15%
Longevity	86	26	86	26	60	26	60	25	225	24	225	25	182	26	181	26
Mortality	160	50	168	51	134	57	144	59	485	53	473	52	430	60	415	59
Total	$325	100%	$331	100%	$234	100%	$243	100%	$918	100%	$904	100%	$715	100%	$698	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was as follows:

Three months ended September 30, 2014 compared to the same period of 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	38%	34%	32%
Foreign exchange effect	5	5	4
Increase as reported in U.S. dollars	43%	39%	36%

Nine months ended September 30, 2014 compared to the same period of 2013
Increase in original currency	28%	25%	26%
Foreign exchange effect	4	3	3
Increase as reported in U.S. dollars	32%	28%	29%

Three-month result
Gross and net premiums written and net premiums earned increased by 38%, 34% and 32% on a constant foreign exchange basis, respectively, in the three months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were driven by PartnerRe Health's accident and health business and new business written in the longevity and mortality lines. The increase in the accident and health line was primarily driven by PartnerRe Health’s continuing transition from an MGA to a carrier, as described above, and new opportunities arising from the implementation of the Patient Protection and Affordable Care Act. In addition, the Company wrote a significant new longevity treaty in the three months ended September 30, 2014.
Nine-month result
Gross and net premiums written and net premiums earned increased by 28%, 25% and 26% on a constant foreign exchange basis, respectively, in the nine months ended September 30, 2014 compared to the same period of 2013. The increases in gross and net premiums written and net premiums earned were primarily due to the same factors described in the three-month result.
Allocated underwriting result
Three-month result
The allocated underwriting result decreased by $5 million, from $25 million in the three months ended September 30, 2013 to $20 million in the same period of 2014 due to a lower level of net favorable prior year loss development, which was partially offset by increased profitability generated from the PartnerRe Health business due to the transition from an MGA to a carrier, as described above.
The decrease in net favorable prior year loss development of $11 million resulted from net favorable loss development of $2 million in the three months ended September 30, 2014 compared to $13 million in the same period of 2013. The net favorable prior year loss development of $2 million during the three months ended September 30, 2014 was primarily related to the PartnerRe Health business. The net favorable prior year loss development of $13 million during the three months ended September 30, 2013 was primarily driven by the GMDB business, due to favorable claims experience and improvements in the capital markets.
Nine-month result
The allocated underwriting result decreased by $8 million, from $60 million in the nine months ended September 30, 2013 to $52 million in the same period of 2014. The decrease in the allocated underwriting result was primarily driven by the same factors described for the three-month result.
The decrease in net favorable prior year loss development of $23 million resulted from net favorable loss development of $10 million in the nine months ended September 30, 2014 compared to $33 million in the same period of 2013. The net favorable prior year loss development of $10 million during the nine months ended September 30, 2014 was primarily related to the PartnerRe Health business and, to a lesser extent, the GMDB business. The net favorable prior year loss development of $33 million during the nine months ended September 30, 2013 was primarily related to the GMDB business, as described in the three-month result, and certain short-term treaties in the mortality line of business.

Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Non-life
Property and casualty
Casualty	12%	13%	12%	13%
Motor	7	5	7	7
Multiline and other	5	5	5	4
Property	10	12	12	14
Specialty
Agriculture	10	12	12	10
Aviation / Space	4	4	3	3
Catastrophe	4	6	8	10
Credit / Surety	7	7	6	6
Energy	2	2	1	1
Engineering	3	4	3	4
Marine	6	6	5	5
Specialty casualty	2	2	3	3
Specialty property	4	4	3	3
Life and Health	24	18	20	17
Total	100%	100%	100%	100%
The changes in the distribution of net premiums written by line of business between the three months and nine months ended September 30, 2014 and the same periods of 2013 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Property: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was primarily driven by cancellations and non-renewals in the property lines of the Global (Non-U.S.) P&C and North America sub-segments.

•
Agriculture: the decrease in the distribution of net premiums written in the three months ended September 30, 2014 compared to the same period of 2013 was primarily driven by the restructuring of a significant treaty, which impacted the timing of the premium recognition, and lower upward premium adjustments in the agriculture line of business of the North America sub-segment. The increase in the distribution of net premiums written in the nine months ended September 30, 2014 compared to the same period of 2013 was due to new business written in the North America and Global Specialty sub-segments.

•
Catastrophe: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was primarily driven by cancellations, non-renewals and share decreases, as described in the Catastrophe sub-segment above.

•
Life and Health: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2014 compared to the same periods of 2013 was driven by increases in all lines of business, most notably in the accident and health line due to PartnerRe Health’s business, as described in the Life and Health segment above.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Non-life segment
Proportional	56%	59%	53%	52%
Non-proportional	12	15	21	25
Facultative	7	8	6	6
Life and Health segment
Proportional	25	18	18	16
Non-proportional	—	—	2	1
Total	100%	100%	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The changes in the distribution of gross premiums written by reinsurance type primarily reflect the following:

•
an increase in gross premiums written in the Life segment between the three months and nine months ended September 30, 2014 and the same periods of 2013, driven by PartnerRe Health's business, which is written predominantly on a proportional basis;

•
a decrease in gross premiums written in the Non-life segment on a non-proportional basis between the three months and nine months ended September 30, 2014 and the same periods of 2013, which was primarily driven by decreases in the Catastrophe sub-segment and the property lines of the Global (Non-U.S.) P&C and North America sub-segments; and

•
a decrease in gross premiums written in the Non-life segment on a proportional basis between the three months ended September 30, 2014 and the same period of 2013, which was primarily driven by the decreases in the agriculture line of the North America sub-segment, as described in the Results by Segment above.

Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia, Australia and New Zealand	13%	11%	12%	11%
Europe	39	35	40	40
Latin America, Caribbean and Africa	10	12	9	10
North America	38	42	39	39
Total	100%	100%	100%	100%
The relative increase in the distribution of gross premiums written in Europe and the decrease in the distribution of gross premiums written in North America during the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to an increase in gross premiums written in the Company’s Global Specialty Non-life sub-segment, driven by new business written, and the decrease in the agriculture line of the North America Non-life sub-segment, as described in the Results by Segment above. The distribution of gross premiums written in the nine months ended September 30, 2014 was comparable to the same period of 2013.

Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2014 and 2013 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Broker	69%	72%	70%	71%
Direct	31	28	30	29
Total	100%	100%	100%	100%
The percentage of gross premiums written through brokers in the three months ended September 30, 2014 decreased compared to the same period of 2013 due to a decrease in gross premiums written in the agriculture line of business of the North America sub-segment and in the Catastrophe sub-segment, which are primarily written through brokers, and which are described in the Results by Segment above. The percentage of gross premiums written through brokers in the nine months ended September 30, 2014 was comparable to the same period of 2013.

Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other operating expenses.
Net Investment Income
Net investment income by asset source for the three months and nine months ended September 30, 2014 and 2013 was as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed maturities	$108	$111	$334	$338
Short-term investments, cash and cash equivalents	—	—	1	1
Equities	12	9	33	27
Funds held and other	8	9	24	26
Funds held – directly managed	3	5	11	16
Investment expenses	(13)	(12)	(38)	(38)
Net investment income	$118	$122	$365	$370
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
Three-month result
Net investment income decreased in the three months ended September 30, 2014 compared to the same period of 2013 due to:

•	a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates; and

•
a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held – directly managed account, which was driven by a release of assets related to the commutation of a portion the funds held agreement with Colisée Re, the run-off of the remaining underlying liabilities and lower reinvestment rates; partially offset by

•	an increase in net investment income from equities primarily as a result of higher dividend income.

Nine-month result
Net investment income decreased in the nine months ended September 30, 2014 compared to the same period of 2013 due to:

•	a decrease in net investment income from funds held – directly managed primarily due to the same factors discussed above for the three-month result; and

•
a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates, which was partially offset by the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain other favorable non-recurring items; partially offset by

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
The components of net realized and unrealized investment (losses) gains for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net realized investment gains on fixed maturities and short-term investments	$38	$19	$94	$100
Net realized investment gains on equities	34	15	68	69
Net realized investment gains (losses) on other invested assets	7	80	(1)	99
Change in net unrealized investment losses on other invested assets	(7)	(104)	(46)	(42)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(75)	10	168	(457)
Change in net unrealized investment losses on equities	(31)	(1)	(15)	(9)
Net other realized and unrealized investment gains (losses)	1	(2)	2	(2)
Net realized and unrealized investment (losses) gains on funds held – directly managed	(1)	(1)	3	(18)
Net realized and unrealized investment (losses) gains	$(34)	$16	$273	$(260)
Three-month result
Net realized and unrealized investment losses increased by $50 million, from gains of $16 million in the three months ended September 30, 2013 to losses of $34 million in the same period of 2014. The net realized and unrealized investment losses of $34 million in the three months ended September 30, 2014 were primarily due to the widening of credit spreads. Net realized and unrealized investment gains of $16 million in the three months ended September 30, 2013 were primarily due to realized gains on treasury note futures, narrowing credit spreads and modest improvements in worldwide equity markets, which were partially offset by unrealized losses on treasury note futures and increases in U.S. and European risk-free interest rates.

Net realized gains and the change in net unrealized investment losses on other invested assets were a combined gain of less than $1 million in the three months ended September 30, 2014 and a combined loss of $24 million in the three months ended September 30, 2013 and primarily related to treasury note futures.
Nine-month result
Net realized and unrealized investment gains increased by $533 million, from losses of $260 million in the nine months ended September 30, 2013 to gains of $273 million in the same period of 2014. The net realized and unrealized investment gains of $273 million in the nine months ended September 30, 2014 were primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures. Net realized and unrealized investment losses of $260 million in the nine months ended September 30, 2013 were primarily due to increases in U.S. and European risk-free interest rates and unrealized losses on treasury note futures, which were partially offset by realized gains on treasury note futures and improvements in worldwide equity markets.
Net realized and the change in net unrealized investment (losses) gains on other invested assets were a combined loss of $47 million in the nine months ended September 30, 2014 and a combined gain of $57 million in the nine months ended September 30, 2013 and primarily related to treasury note futures.
Other Operating Expenses
The Company’s total other operating expenses for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Other operating expenses	$108	$108	$327	$369
Other operating expenses as a % of total net premiums earned (Non-life and Life and Health)	7.0%	7.6%	7.9%	9.8%
Three-month result
Other operating expenses were flat at $108 million in the three months ended September 30, 2014 and 2013.
Nine-month result
Other operating expenses decreased by $42 million, or 11%, in the nine months ended September 30, 2014 compared to the same period of 2013 primarily due to the restructuring charge in the nine months ended September 30, 2013, as described in Executive Overview above.
Income Taxes
The effective income tax rate, which the Company calculates as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned, the geographic location, quantum and nature of net losses and loss expenses incurred, the quantum and geographic location of other operating expenses, net investment income, net realized and unrealized investment gains and losses and the quantum of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, a non-taxable jurisdiction, including the majority of the Company’s catastrophe business, which can result in significant volatility in the Company’s pre-tax net income or loss from period to period.

The Company’s income tax expense and effective income tax rate for the three months and nine months ended September 30, 2014 and 2013 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income tax expense	$46	$70	$186	$37
Effective income tax rate	18.5%	17.4%	19.1%	8.7%
Three-month result
Income tax expense and the effective income tax rate during the three months ended September 30, 2014 were $46 million and 18.5%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates, driven by the absence of large catastrophic losses and net favorable prior year loss development, which were partially offset by net realized and unrealized investment losses. The Company’s jurisdictions with comparatively higher tax rates recorded a less significant portion of the Company’s pre-tax net income, driven by the absence of large catastrophic losses, net favorable prior year loss development and modest net realized and unrealized investment gains, which were partially offset by a tax benefit related to a reorganization of the Company's Canadian life operations.
Income tax expense and the effective income tax rate during the three months ended September 30, 2013 were $70 million and 17.4%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. The income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. Specifically, the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by a relatively low level of large catastrophic losses and net favorable prior year loss development. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was primarily due to net favorable prior year loss development, certain true-up to tax return adjustments and net realized and unrealized investment gains.
Nine-month result
Income tax expense and the effective income tax rate during the nine months ended September 30, 2014 were $186 million and 19.1%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company's pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by net favorable prior year loss development and the absence of large catastrophic losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net realized and unrealized investment gains, net favorable prior year loss development and the absence of large catastrophic losses, which were partially offset by the tax benefit in Canada, as discussed above.
Income tax expense and the effective income tax rate during the nine months ended September 30, 2013 were $37 million and 8.7%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates driven by net favorable prior year loss development and partially offset by net realized and unrealized investment losses and large catastrophic losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development and certain true-up to tax return adjustments, which were partially offset by net realized and unrealized investment losses and large catastrophic losses related to the Alberta and European Floods.

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
The Company’s total invested assets (including funds held – directly managed) at September 30, 2014 and December 31, 2013 were split between liability and capital funds as follows (in millions of U.S. dollars):

	September 30, 2014	% of Total Invested Assets	December 31, 2013	% of Total Invested Assets
Liability funds	$9,897	56%	$10,366	59%
Capital funds	7,620	44	7,118	41
Total invested assets	$17,517	100%	$17,484	100%
The modest increase of $33 million in total invested assets at September 30, 2014 compared to December 31, 2013 was primarily related to an increase in fixed maturities, which was partially offset by decreases in equities and the funds – held directly managed account (see Funds Held – Directly Managed below). The increase in fixed maturities was primarily related to decreases in U.S. and European risk-free interest rates, the reinvestment of cash flows from operations and net investment income, which were partially offset by the impact of the strengthening of the U.S. dollar against most major currencies. The decrease in equities was primarily related to the sale of two large emerging markets mutual funds.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at September 30, 2014 compared to December 31, 2013 was primarily driven by an increase in net reinsurance assets related to new business written and losses paid during the nine months ended September 30, 2014.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The increase in the capital funds at September 30, 2014 compared to December 31, 2013 was primarily driven by the decrease in liability funds and the increase in total invested assets, as described above. At September 30, 2014, approximately 66% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
Overview
Total investments and cash (excluding the funds held – directly managed account) were $16.8 billion at September 30, 2014 compared to $16.6 billion at December 31, 2013. The major factors contributing to the increase in the nine months ended September 30, 2014 were:

•	net cash provided by operating activities of $583 million;

•
net realized and unrealized gains related to the investment portfolio of $270 million primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $262 million, reflecting decreases in U.S. and European risk-free interest rates, and an increase in the equity portfolio of $53 million. These factors were partially offset by a decrease in other invested assets of $47 million primarily driven by losses on treasury note futures (see discussion related to duration below); and

•	an increase in net payable for securities purchased of $203 million; partially offset by

•	various other factors which net to approximately $417 million, the largest being the impact of foreign exchange and, to a lesser extent, the amortization of net premium on investments;

•
a net decrease of $333 million, due to the repurchase of common shares of $368 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $35 million; and

•	dividend payments on common and preferred shares totaling $144 million.
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
At September 30, 2014, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) and cash and cash equivalents at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Average credit quality	A		A
Average yield to maturity	2.3%		2.5%
Expected average duration	3.5	years	3.0	years
The average credit quality of fixed maturities, short-term investments and cash and cash equivalents at September 30, 2014 was comparable to December 31, 2013.
The average yield to maturity of fixed maturities, short-term investments and cash and cash equivalents decreased to 2.3% at September 30, 2014, compared to 2.5% at December 31, 2013, primarily due to decreases in U.S. and European risk-free interest rates.
The expected average duration of fixed maturities, short-term investments and cash and cash equivalents increased to 3.5 years at September 30, 2014 compared to 3.0 years at December 31, 2013, primarily due to an increase in the measured duration of the underlying reinsurance liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.2 years to 3.5 years at September 30, 2014, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 0.5% and 4.2% in the three months and nine months ended September 30, 2014, respectively, compared to 0.9% and 0.8%, respectively, in the same periods of 2013. The total accounting return in the three months ended September 30, 2014 was primarily due to the widening of credit spreads, while the same period of 2013 was primarily impacted by narrowing credit spreads and improvements in equity markets, which were partially offset by increases in U.S. and European risk-free interest rates. The total accounting return in the nine months ended September 30, 2014 was primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, while the same period of 2013 was primarily impacted by improvements in equity markets and narrowing credit spreads, which were partially offset by increases in U.S. and European risk-free interest rates.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at September 30, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
September 30, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,159	$2,160	$—	$2,160	$—	$—	$—
U.S. government sponsored enterprises	25	25	—	25	—	—	—
U.S. states, territories and municipalities	305	321	35	122	—	—	164
Non-U.S. sovereign government, supranational and government related	2,111	2,209	763	1,170	175	78	23
Corporate	5,480	5,706	210	542	2,278	2,250	426
Asset-backed securities	1,128	1,148	268	210	159	16	495
Residential mortgage-backed securities	2,318	2,332	312	1,955	49	—	16
Other mortgage-backed securities	49	50	16	18	14	—	2
Fixed maturities	13,575	13,951	1,604	6,202	2,675	2,344	1,126
Short-term investments	37	37	5	18	—	14	—
Total fixed maturities and short-term investments	13,612	13,988	$1,609	$6,220	$2,675	$2,358	$1,126
Equities	805	1,001
Total	$14,417	$14,989
% of Total fixed maturities and short-term investments			12%	44%	19%	17%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The increase of $0.4 billion in the fair value of the Company’s fixed maturities from $13.6 billion at December 31, 2013 to $14.0 billion at September 30, 2014 primarily reflects decreases in U.S. and European risk-free interest rates, the reinvestment of cash flows from operations and net investment income, which were partially offset by the impact of the strengthening of the U.S. dollar against most major currencies. At September 30, 2014, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2013 as the Company decreased its holdings of corporate bonds (primarily due to modestly narrowing credit spreads) and increased its holdings of U.S. government and U.S. states, territories and municipalities securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known, and other federally owned or established corporations). At September 30, 2014, 42% of this category was rated AA with the remaining 58%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at September 30, 2014 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
September 30, 2014					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$124	$—	$336	$460	$176	$183	$101	$—	$—
Singapore	98	—	—	98	98	—	—	—	—
New Zealand	71	—	—	71	—	71	—	—	—
All Other	179	4	—	183	4	33	56	78	12
Total Non-European Union	$472	$4	$336	$812	$278	$287	$157	$78	$12
European Union
France	$428	$—	$9	$437	$—	$437	$—	$—	$—
Germany	253	—	—	253	253	—	—	—	—
Belgium	174	—	—	174	—	174	—	—	—
Netherlands	172	—	—	172	172	—	—	—	—
Austria	169	—	—	169	—	169	—	—	—
Supranational	—	130	—	130	27	103	—	—	—
All Other	62	—	—	62	33	—	18	—	11
Total European Union	$1,258	$130	$9	$1,397	$485	$883	$18	$—	$11
Total	$1,730	$134	$345	$2,209	$763	$1,170	$175	$78	$23
% of Total	78%	6%	16%	100%	35%	53%	8%	3%	1%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At September 30, 2014, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at September 30, 2014 were as follows (in millions of U.S. dollars):

September 30, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$973	$440	$1,413	25%
Consumer noncyclical	544	230	774	14
Communications	379	298	677	12
Utilities	282	303	585	10
Industrials	342	137	479	8
Energy	234	236	470	8
Consumer cyclical	257	62	319	6
Insurance	229	40	269	5
Basic materials	64	103	167	3
Technology	148	—	148	3
Real estate investment trusts	132	8	140	2
Government guaranteed corporate debt	—	135	135	2
All Other	—	130	130	2
Total	$3,584	$2,122	$5,706	100%
% of Total	63%	37%	100%
At September 30, 2014, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.
At September 30, 2014, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash). Within the finance sector, 99% of corporate bonds were rated investment grade and 77% were rated A- or better at September 30, 2014.
At September 30, 2014, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

September 30, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$131	$368	$499
Netherlands	—	97	166	263
France	—	40	153	193
Germany	131	6	19	156
Italy	—	17	76	93
Spain	—	16	66	82
Luxembourg	—	—	78	78
Ireland	—	18	36	54
All Other	4	1	56	61
Total	$135	$326	$1,018	$1,479
% of Total	9%	22%	69%	100%
At September 30, 2014, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and held less than $51 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at September 30, 2014 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
September 30, 2014	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$134	$141	$94	$—	$474	$843
Non-U.S.	—	—	134	69	65	16	21	305
Asset-backed securities	$—	$—	$268	$210	$159	$16	$495	$1,148
Residential mortgage-backed securities
U.S.	$433	$1,457	$8	$—	$—	$—	$16	$1,914
Non-U.S.	—	—	304	65	49	—	—	418
Residential mortgage-backed securities	$433	$1,457	$312	$65	$49	$—	$16	$2,332
Other mortgage-backed securities
U.S.	$6	$—	$8	$12	$14	$—	$2	$42
Non-U.S.	—	—	8	—	—	—	—	8
Other mortgage-backed securities	$6	$—	$16	$12	$14	$—	$2	$50
Total	$439	$1,457	$596	$287	$222	$16	$513	$3,530
% of Total	13%	41%	17%	8%	6%	—%	15%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at September 30, 2014, other than $22 million of investments in distressed asset vehicles (included in Other invested assets). At September 30, 2014, the Company’s U.S. residential mortgage-backed securities included approximately $6 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At September 30, 2014, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
September 30, 2014	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB
Country
U.S.	$18	$—	$—	$18	$—	$18	$—	$—
Netherlands	—	—	6	6	—	—	—	6
Canada	—	5	—	5	5	—	—	—
All Other	—	—	8	8	—	—	—	8
Total	$18	$5	$14	$37	$5	$18	$—	$14
% of Total	48%	13%	39%	100%	13%	48%	—	39%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at September 30, 2014 were as follows (in millions of U.S. dollars):

September 30, 2014	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$213	23%
Energy	155	16
Insurance	128	14
Finance	98	10
Consumer noncyclical	91	10
Communications	75	8
Technology	55	6
Industrials	44	5
Consumer cyclical	36	4
All Other	50	4
Total	$945	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	48
Funds holding fixed income securities	8
Total equities	$1,001
At September 30, 2014, the Company’s “insurance sector” equities included an investment of $108 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At September 30, 2014, U.S. issuers represented 59% of the publicly traded common stocks and ETFs. At September 30, 2014, the ten largest common stocks accounted for 28% of equities (excluding equities held in ETFs and funds holding fixed income securities). At September 30, 2014, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At September 30, 2014, approximately 25% (or $12 million) of funds and ETFs holding equities were emerging markets funds. At September 30, 2014, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At September 30, 2014, the Company held less than $2 million of equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at September 30, 2014 by contractual maturity date was as follows (in millions of U.S. dollars):

September 30, 2014	Cost	Fair Value
One year or less	$398	$401
More than one year through five years	5,145	5,279
More than five years through ten years	3,643	3,747
More than ten years	931	1,031
Subtotal	10,117	10,458
Mortgage/asset-backed securities	3,495	3,530
Total	$13,612	$13,988
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At September 30, 2014, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at September 30, 2014 were as follows (in millions of U.S. dollars):

September 30, 2014	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$197	$	n/a
Asset-backed securities (including annuities and residuals)	23		n/a
Notes and loan receivables and notes securitizations	45		n/a
Total return swaps	(1)		43
Interest rate swaps (2)	(10)		202
Insurance-linked securities (3)	—		181
Futures contracts	4		2,677
Foreign exchange forward contracts	—		2,441
Foreign currency option contracts	(1)		87
To-be-announced mortgage-backed securities (TBAs)	(1)		176
Other	43		n/a
Total	$299

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At September 30, 2014, the Company’s strategic investments included $197 million of investments classified in other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in other invested assets, strategic investments of $145 million are recorded in equities and other assets at September 30, 2014.

At September 30, 2014, the Company’s principal finance activities included $90 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2014, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at September 30, 2014, the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At September 30, 2014, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $2 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 of Part I of this report).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at September 30, 2014 is discussed below.
At September 30, 2014, approximately 98% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities and cash and cash equivalents underlying the funds held – directly managed account at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Average credit quality	AA		AA
Average yield to maturity	0.9%		1.2%
Expected average duration	3.1	years	2.9	years
The average credit quality of the fixed maturities and cash and cash equivalents underlying the funds held – directly managed account at September 30, 2014 were comparable to December 31, 2013.
The decrease in the average yield to maturity of fixed maturities and cash and cash equivalents underlying the funds held – directly managed account at September 30, 2014 compared to December 31, 2013 was primarily due to the sale and maturity of higher yielding investments (which were used to finance the commutation of a portion of the funds held agreement with Colisée Re and to pay losses related to the run-off of the underlying reserves) and decreases in U.S. and European risk-free interest rates.
The increase in the expected average duration of fixed maturities and cash and cash equivalents underlying the funds held – directly managed account at September 30, 2014 compared to December 31, 2013 was primarily due to the release of certain shorter duration investments related to the commutation of a portion of the funds held agreement with Colisée Re.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at September 30, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
September 30, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$103	$104	$—	$104	$—	$—
U.S. government sponsored enterprises	43	45	—	45	—	—
Non-U.S. sovereign government, supranational and government related	116	123	33	75	15	—
Corporate	182	192	24	72	64	32
Fixed maturities	444	464	$57	$296	$79	$32
Other invested assets	27	15
Total (3)	$471	$479
% of Total fixed maturities			12%	64%	17%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $479 million of investments underlying the funds held – directly managed account at September 30, 2014, the funds held – directly managed account also includes cash and cash equivalents of $53 million, accrued investment income of $6 million and other assets and liabilities related to the underlying business of $112 million. Accordingly, the total balance in the funds held – directly managed account was $650 million at September 30, 2014.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $561 million at December 31, 2013 to $479 million at September 30, 2014 was primarily related to the commutation of a portion of the funds held agreement with Colisée Re and the run-off of the underlying liabilities associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At September 30, 2014, 81% of this category was rated AA with the remaining 19%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at September 30, 2014 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
September 30, 2014	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$18	$21	$5	$6	$10
All Other	—	3	—	3	3	—	—
Total Non-European Union	$3	$3	$18	$24	$8	$6	$10
European Union				—
France	$13	$—	$23	$36	$—	36	$—
Belgium	19	—	—	19	—	19	—
All Other	10	33	1	44	25	14	5
Total European Union	$42	$33	$24	$99	$25	$69	$5
Total	$45	$36	$42	$123	$33	$75	$15
% of Total	37%	29%	34%	100%	27%	61%	12%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At September 30, 2014, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at September 30, 2014 were as follows (in millions of U.S. dollars):

September 30, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$9	$51	$60	31%
Consumer noncyclical	25	7	32	17
Energy	6	25	31	16
Utilities	4	15	19	10
Communications	5	8	13	7
Basic materials	5	5	10	5
Consumer cyclical	7	1	8	4
Government guaranteed corporate debt	—	8	8	4
All Other	11	—	11	6
Total	$72	$120	$192	100%
% of Total	37%	63%	100%
At September 30, 2014, other than the U.S., France and the Netherlands, which accounted for 37%, 14% and 13%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At September 30, 2014, the ten largest issuers accounted for 38% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 6% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At September 30, 2014, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 98% were rated A- or better.

At September 30, 2014, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

September 30, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
France	$—	$9	$18	$27
Netherlands	—	9	15	24
United Kingdom	—	6	6	12
Germany	8	—	1	9
All Other	—	6	5	11
Total	$8	$30	$45	$83
% of Total	10%	35%	55%	100%
At September 30, 2014, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities underlying the funds held – directly managed account at September 30, 2014 by contractual maturity date was as follows (in millions of U.S. dollars):

September 30, 2014	Cost	Fair Value
One year or less	$86	$87
More than one year through five years	250	258
More than five years through ten years	106	117
More than ten years	2	2
Total	$444	$464
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
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the nine months ended September 30, 2014.
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
Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at September 30, 2014 have not changed significantly since December 31, 2013. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2014.
At September 30, 2014 and December 31, 2013, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	September 30, 2014	December 31, 2013
Gross Non-life reserves for unpaid losses and loss expenses	$10,264	$10,646
Net Non-life reserves for unpaid losses and loss expenses	10,015	10,379
Net reserves guaranteed by Colisée Re	606	727
The net Non-life reserves for unpaid losses and loss expenses at September 30, 2014 and December 31, 2013 include $606 million and $727 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2014 were as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2014
Net liability at December 31, 2013	$10,379
Net incurred losses related to:
Current year	2,344
Prior years	(491)
1,853
Change in Paris Re Reserve Agreement	(8)
Net paid losses	(1,916)
Effects of foreign exchange rate changes	(293)
Net liability at September 30, 2014	$10,015
The decrease in net Non-life reserves for unpaid losses and loss expenses from $10,379 million at December 31, 2013 to $10,015 million at September 30, 2014 primarily reflects the payment of losses and the impact of the strengthening of the U.S. dollar against most major currencies, which was partially offset by net incurred losses during the nine months ended September 30, 2014. The paid losses during the nine months ended September 30, 2014 include the commutation of a portion of the net reserves guaranteed by Colisée Re.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.
Policy Benefits for Life and Annuity Contracts
At September 30, 2014 and December 31, 2013, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	September 30, 2014	December 31, 2013
Gross policy benefits for life and annuity contracts	$2,113	$1,974
Net policy benefits for life and annuity contracts	2,088	1,967

The net policy benefits for life and annuity contracts for the nine months ended September 30, 2014 were as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2014
Net liability at December 31, 2013	$1,967
Net incurred losses related to:
Current year	750
Prior years	(10)
740
Net paid losses	(528)
Effects of foreign exchange rate changes	(91)
Net liability at September 30, 2014	$2,088
The increase in net policy benefits for life and annuity contracts from $1,967 million at December 31, 2013 to $2,088 million at September 30, 2014 is primarily due to net incurred losses, which were partially offset by paid losses and the impact of the strengthening of the U.S. dollar against most major currencies. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Other than the commutation of one significant treaty accounted for using deposit accounting, the Company’s contractual obligations at September 30, 2014 have not changed materially compared to December 31, 2013.
Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $7.0 billion at September 30, 2014, a 5% increase compared to $6.7 billion at December 31, 2013. The major factors contributing to the increase in shareholders’ equity during the nine months ended September 30, 2014 were:

•	comprehensive income of $782 million, which was primarily related to net income; partially offset by

•
a net decrease of $333 million, due to the repurchase of common shares of $368 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $35 million; and

•	dividend payments of $144 million related to the Company’s common and preferred shares.
See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the nine months ended September 30, 2014.
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
The capital structure of the Company at September 30, 2014 and December 31, 2013 was as follows (in millions of U.S. dollars):

	September 30, 2014		December 31, 2013
Capital Structure:
Senior notes(1)	$750	9%	$750	10%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,160	79	5,856	78
Total Capital	$7,827	100%	$7,523	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

The increase in total capital during the nine months ended September 30, 2014 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at September 30, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2014. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness.
Shareholders’ Equity
Share Repurchases
In September 2014, the Board approved a new share repurchase authorization of up to a total of 5 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At September 30, 2014, the Company had approximately 5.0 million common shares remaining under its current share repurchase authorization and approximately 37.8 million common shares were held in treasury and are available for reissuance.
During the nine months ended September 30, 2014, the Company repurchased approximately 3.6 million of its common shares under its authorized share repurchase program at a total cost of $368 million, representing an average cost of $102.88 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2013 of approximately 6%.
Subsequently, during the period from October 1, 2014 to October 27, 2014, the Company repurchased 0.5 million common shares at a total cost of $53 million, representing an average cost of $111.31 per share. Following these repurchases, the Company had approximately 4.5 million common shares remaining under its current share repurchase authorization and approximately 38.3 million common shares are held in treasury and are available for reissuance.

Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2014 and December 31, 2013, cash and cash equivalents were $1.5 billion. The modest increase in cash and cash equivalents of $23 million was primarily due to net investment income and cash provided by underwriting activities, which was partially offset by the Company’s share repurchases, dividend payments and taxes paid.
Net cash provided by operating activities of $583 million in the nine months ended September 30, 2014 was comparable to $584 million in same period of 2013. The net cash provided by operating activities in the nine months ended September 30, 2014 was due to higher underwriting cash flows, which were offset by lower net investment income and higher taxes paid compared to the nine months ended September 30, 2013.
Net cash used in investing activities was $2 million in the nine months ended September 30, 2014 compared to net cash provided by investing activities of $584 million in the same period of 2013. The net cash used in investing activities in the nine months ended September 30, 2014 primarily reflects the investment of net cash flows from operating activities, which was offset by the sale and maturity of investments that was used to fund financing activities. The net cash provided by investing activities in the nine months ended September 30, 2013 reflects the sale and maturity of investments to fund financing activities and the increase in cash and cash equivalents.
Net cash used in financing activities was $520 million in the nine months ended September 30, 2014 compared to $736 million in the same period of 2013. Net cash used in financing activities in the nine months ended September 30, 2014 and 2013 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares. Net cash used in financing activities in the nine months ended September 30, 2013 was also related to the Company’s redemption of the Series C preferred shares, which was partially offset by proceeds from the issuance of the Series F preferred shares.
At September 30, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings. The declaration of dividends by Partner Reinsurance Company Ltd. is subject to prior regulatory approval through December 31, 2014.
The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company's ability to fund such payments from operating cash flows, the Company would use its cash balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash totaled $16.8 billion at September 30, 2014, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.4 billion.
Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. There was no change in the Company’s current financial strength ratings at September 30, 2014 compared to December 31, 2013. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Currency
See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the nine months ended September 30, 2014.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased by $3 million during the nine months ended September 30, 2014 primarily due to the translation of the Company’s branches with a Canadian dollar functional currency.

The reconciliation of the currency translation adjustment for the nine months ended September 30, 2014 was as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2014
Currency translation adjustment at December 31, 2013	$1
Change in currency translation adjustment included in other comprehensive income	3
Currency translation adjustment at September 30, 2014	$4
From time to time, the Company enters into net investment hedges. At September 30, 2014, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion of market risks at September 30, 2014 focuses only on material changes from December 31, 2013 in the Company’s market risk exposures, or how those exposures are managed.
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
At September 30, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$16,090	7%	$15,565	3%	$15,040	$14,515	(3)%	$13,990	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	549	6	533	3	517	501	(3)	485	(6)
Total invested assets (3)	18,599	6	18,058	3	17,517	16,976	(3)	16,435	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	8,096	15	7,555	8	7,014	6,473	(8)	5,932	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at September 30, 2014 compared to December 31, 2013.
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
At September 30, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,886	6%	$15,463	3%	$15,040	$14,617	(3)%	$14,194	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	533	3	525	2	517	509	(2)	501	(3)
Total invested assets (3)	18,379	5	17,948	2	17,517	17,086	(2)	16,655	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	7,876	12	7,445	6	7,014	6,583	(6)	6,152	(12)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at September 30, 2014 compared to December 31, 2013.

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
The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at September 30, 2014 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	CAD	GBP	NZD	AUD	Other	Total (1)
Total assets	$4,148	$957	$1,866	$133	$100	$920	$8,124
Total liabilities	(4,096)	(488)	(1,302)	(210)	(171)	(1,425)	(7,692)
Total gross foreign currency exposure	52	469	564	(77)	(71)	(505)	432
Total derivative amount	(549)	(30)	(561)	62	84	722	(272)
Net foreign currency exposure	$(497)	$439	$3	$(15)	$13	$217	$160

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2014.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.
At September 30, 2014, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $16 million and $32 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At September 30, 2014, approximately 57% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better. At September 30, 2014, approximately 75% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At September 30, 2014, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 20% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 3% of total investments and cash (excluding the funds held – directly managed account) at September 30, 2014. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 18% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at September 30, 2014. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 6% and less than 39% of total corporate fixed maturity securities underlying the funds held – directly managed account at September 30, 2014, respectively.
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
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at September 30, 2014, compared to December 31, 2013. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion of credit risks.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $993 million, excluding funds holding fixed income securities of $8 million) at September 30, 2014. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at September 30, 2014 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	September 30, 2014	10% Increase	% Change	20% Increase	% Change
Equities (1)	$811	(18)%	$902	(9)%	$993	$1,084	9%	$1,175	18%
Total invested assets (2)	17,335	(1)	17,426	(1)	17,517	17,608	1	17,699	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,832	(3)	6,923	(1)	7,014	7,105	1	7,196	3

(1)	Excludes funds holding fixed income securities of $8 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at September 30, 2014 compared to December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2014, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at September 30, 2014 compared to December 31, 2013. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
The following table provides information about purchases by the Company during the three months ended September 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
07/01/2014-07/31/2014	225,000	$108.77	225,000	1,658,300
08/01/2014-08/31/2014	270,000	107.86	270,000	1,388,300
09/01/2014-09/30/2014	15,000	111.21	15,000	4,985,000
Total	510,000	$108.36	510,000

(1)
On September 4, 2014, the Company’s Board of Directors approved and announced a new share repurchase authorization up to a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

(2)	At September 30, 2014, approximately 37.8 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 93.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ CONSTANTINOS MIRANTHIS
		Name:	Constantinos Miranthis
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 31, 2014

		By:	/S/ WILLIAM BABCOCK
		Name:	William Babcock
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	October 31, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.

10.2	PartnerRe Ltd. Amended and Restated Employee Incentive Plan, effective February 6, 1996.

10.3	Amended and Restated Consulting Agreement between PartnerRe Ltd. and Marvin Pestcoe effective as of April 16, 2014.

10.4	Amended and Restated Employment Agreement between PartnerRe Ltd. and Costas Miranthis, effective as of October 23, 2014.

10.5	Amended and Restated Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of October 23, 2014.

10.6	Amended and Restated Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 23, 2014.

10.7	Amended and Restated Employment Agreement between PartnerRe Ltd. and Laurie Desmet, effective as of October 23, 2014.

10.8	Amended and Restated Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of October 23, 2014.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Section 302 Certification of Constantinos Miranthis.

31.2	Section 302 Certification of William Babcock.

32	Section 906 Certifications.

101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.