Form 10-K
period 2014-12-31
PARTNERRE LTD
filed 2015-02-26
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-14536
___________________________________
PartnerRe Ltd.
(Exact name of registrant as specified in its charter)
______________________________________

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
(441) 292-0888
(Registrant’s telephone number, including area code)
_____________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2014) was $5,429,403,326 based on the closing sales price of the registrant’s common shares of $109.21 on that date.
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 23, 2015 was 47,407,899.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2015 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.
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
General
PartnerRe Ltd., incorporated in Bermuda in August 1993, is the ultimate holding company for our international reinsurance and insurance group (collectively, the Company, PartnerRe or we). The Company predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe), Partner Reinsurance Company of the U.S. (PartnerRe U.S.) and, effective April 1, 2015, as discussed below, Partner Reinsurance Asia Pte. Ltd. (PartnerRe Asia). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.
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
Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred herein as PartnerRe Health), a California-based United States (U.S.) specialty accident and health reinsurance and insurance writer. The Consolidated Statements of Operations and Cash Flows include PartnerRe Health’s results from January 1, 2013.
In January 2015, the Company announced that PartnerRe Asia, a wholly owned subsidiary of PartnerRe Ltd., was licensed by the Monetary Authority of Singapore (MAS) to operate as a non-life and life reinsurer in Singapore. As of April 1, 2015, PartnerRe Asia will be the principal reinsurance carrier for the Company’s business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia will enable the Company’s Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and supports its growing underwriting presence in the region.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company will amalgamate with AXIS (the Amalgamation) and the two companies will continue as a single Bermuda exempted company (the Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders will receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders will receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. Upon completion of the transaction, shareholders of the Company and shareholders of AXIS will own approximately 51.6 percent and 48.4 percent of the Amalgamated Company, respectively. The Amalgamated Company’s headquarters will be located in Bermuda. This transaction is expected to provide the Company with an opportunity to enter the primary insurance market, benefit from increased scale and enhanced market presence and to achieve substantial benefits related to capital efficiencies, expense savings and business synergies. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearances and customary closing conditions. Both companies will continue to operate as two independent entities until all such approvals are obtained. In connection with the Amalgamation, Costas Miranthis stepped down as the Chief Executive Officer (CEO) of the Company and as a member of the Company's Board effective January 25, 2015. At that time, David Zwiener, a member of the Company's Board, assumed the position of interim CEO of the Company until completion of the Amalgamation. Under the terms of the Amalgamation Agreement, the Company suspended its share repurchase program until completion of the Amalgamation. See Risk Factors in Item 1A of Part I of this report. Except as otherwise explicitly provided herein, all discussions in this report are with respect to PartnerRe Ltd. as a standalone entity.

Business Strategy
The Company is in the business of assessing and assuming risk for an appropriate return. The Company creates value through its ability to understand, evaluate, diversify and distribute risk. Its strategy is founded on a capital-based risk appetite and the selected risks that Management believes will allow the Company to meet its goals for appropriate profitability and risk management within that appetite. Management believes that this construct allows the Company to balance cedants’ need for confidence of claims payment with its shareholders’ need for an appropriate return on their capital. Compound annual growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends is the prime metric used by Management to measure the Company’s performance. Other important measures include operating earnings or loss attributable to PartnerRe Ltd. common shareholders, operating earnings or loss per common share and common share equivalents outstanding (diluted operating earnings or loss per share), operating return on beginning diluted book value per common share and common share equivalents outstanding (Operating ROE) and Group Adjusted Return on Equity (Group AROE). These measures are referred to as non-GAAP financial measures within the meaning of Regulation G and investors should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the key measures used by the Company to evaluate its financial performance, including definitions and basis of calculation.
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

Reinsurance and Insurance Operations
General
The Company provides reinsurance and certain specialty insurance lines for its clients in approximately 150 countries around the world. The Company’s principal offices are located in Hamilton (Bermuda), Dublin, Greenwich (Connecticut, U.S.), Paris, Singapore and Zurich.
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
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. Segments and the sub-segments of the Company’s Non-life segment represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. The composition of the Non-life and Life and Health segments is described in more detail below. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses. See also the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of this report.
The Company’s gross premiums written by segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Non-life segment	$4,667	$4,590	$3,910
Life and Health segment	1,265	972	802
Corporate and Other segment	—	8	6
Total	$5,932	$5,570	$4,718
The Company’s Non-life and Life and Health businesses are geographically diversified with premiums being written on a worldwide basis. See Note 21 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.

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
The gross premiums written in each of the Company’s Non-life sub-segments for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

Non-life sub-segment	2014		2013		2012
North America	$1,642	35%	$1,601	35%	$1,221	31%
Global (Non-U.S.) P&C	803	17	818	18	684	18
Global Specialty	1,797	39	1,676	36	1,505	38
Catastrophe	425	9	495	11	500	13
Total	$4,667	100%	$4,590	100%	$3,910	100%
The gross premiums written in each Non-life sub-segment for the years ended December 31, 2014, 2013 and 2012, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.
Lines of Business
The gross premiums written by line of business in the Company’s Non-life segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

Line of business	2014		2013		2012
Property and casualty
Casualty	$670	14%	$660	14%	$594	15%
Motor	394	8	365	8	240	6
Multiline and other	282	6	211	4	117	3
Property	642	14	670	15	655	17
Specialty
Agriculture	673	14	627	14	311	8
Aviation / Space	245	5	231	5	244	6
Catastrophe	425	9	495	11	500	13
Credit / Surety	399	9	354	8	327	8
Energy	83	2	91	2	101	3
Engineering	174	4	225	5	179	5
Marine	329	7	360	8	363	9
Specialty casualty	171	4	140	3	102	3
Specialty property	180	4	161	3	177	4
Total Non-life segment	$4,667	100%	$4,590	100%	$3,910	100%
Gross premiums written and the distribution of gross premiums written by line of business in the Non-life segment vary between years as a result of changes in the allocation of capital among lines of business driven by the Company’s response to market conditions and risk assessment, the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants, foreign exchange fluctuations and other factors. The year over year comparison of major changes in the distribution of gross premiums written by line of business for the years ended December 31, 2014, 2013 and 2012 is described in Results by Segment — Non-life Segment in Item 7 of Part II of this report.

The following discussion summarizes the business written in each line of business in the Company’s Non-life segment.
Agriculture—The Company reinsures, primarily on a proportional basis, agricultural yield and price/revenue risks related to flood, drought, hail and disease related to crops, livestock and aquaculture.
Aviation/Space—The Company provides specialized reinsurance and insurance protection for airline, general aviation and space business. The reinsurance is provided on both a proportional and non-proportional basis and through facultative arrangements. The space business relates to coverages for satellite assembly, launch, orbit and operation for commercial space programs.
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
Motor—The Company’s motor business includes reinsurance coverages for third party liability and property damage risks arising from both passenger and commercial fleet automobile coverages written by cedants. This business is written on a proportional and non-proportional basis.
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
Specialty Property—The Company provides specialized reinsurance and insurance protection that requires specialized underwriting expertise due to the nature of the underlying risk. The reinsurance protection is offered on a proportional, non-proportional or facultative basis.
In addition to the catastrophe line of business, certain other lines of business, including, but not limited to, the property, marine, energy, specialty property and multiline lines of business, also have exposure to catastrophe losses arising from natural catastrophes, such as hurricanes, windstorms, floods, tornadoes and earthquakes.

Distribution
The Company’s Non-life business is produced both through brokers and through direct relationships with insurance companies. In North America, business is primarily written through brokers, while in the rest of the world, the business is written on both a direct and broker basis.
For the year ended December 31, 2014, the Company had two brokers that individually accounted for 10% or more of its total Non-life gross premiums written: Marsh (including Guy Carpenter) accounted for approximately 25% of total Non-life gross premiums written; and the Aon Group (including the Benfield Group) accounted for approximately 22% of total Non-life gross premiums written.
The combined percentage of gross premiums written through these two brokers by Non-life sub-segment for the year ended December 31, 2014 was as follows:

Non-life sub-segment	Percentage
North America	59%
Global (Non-U.S.) P&C	31
Global Specialty	38
Catastrophe	70
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
The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and, specifically in the catastrophe line of business, alternative capital sources and insurance-linked securities. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets. These competitors include, but are not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and the reinsurance operations of certain primary insurance companies, such as ACE, Arch Capital, AXIS and XL Group.
Management believes the Company ranks among the world’s largest professional reinsurers and is well positioned in terms of client services and highly technical underwriting expertise. Management also believes that the Company’s global franchise and diversified platform, which allows the Company to provide broad risk solutions across many lines of business and geographies, is increasingly attractive to cedants who are choosing to utilize fewer reinsurers by consolidating their reinsurance panels and focus on those reinsurers who can cover more than one line of business. Furthermore, the Company’s capitalization and strong financial ratios allow the Company to offer security to its clients. See also discussion related to the Amalgamation with AXIS in Business—General above.
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
At the time of the acquisition, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third-party insurance companies. As a result, this transition affects the year over year comparability, with substantially increased gross premiums written in 2014 compared to 2013.

The gross premiums written by line of business in the Company’s Life and Health segment for the years ended December 31, 2014, 2013 and 2012 (in millions of U.S. dollars) were as follows:

Line of business	2014		2013		2012
Accident and health	$325	26%	$144	15%	$21	2%
Longevity	299	23	249	26	247	31
Mortality	641	51	579	59	534	67
Total Life and Health segment	$1,265	100%	$972	100%	$802	100%
The gross premiums written in the Life and Health segment for the years ended December 31, 2014, 2013 and 2012, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.
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
Other than gross premiums written, Management uses reinsurance business in force to measure the growth of the Company’s mortality business. Reinsurance business in force reflects the addition or acquisition of new mortality business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercises of recapture option by cedants), changes in foreign exchange, and any other changes in the amount of insurance in force. The term “in force” refers to the aggregate insurance policy face amounts, or net amounts at risk. The net assumed business in force for the mortality line of business was $196 billion, $210 billion and $212 billion at December 31, 2014, 2013 and 2012, respectively. The business in force at December 31, 2014 has increased compared to 2013 and 2012 primarily due to foreign exchange, partially offset by an increase in short-term mortality business written primarily in Central Europe and Asia in 2014.
Distribution
The Company’s Life and Health business is produced both through brokers and through direct relationships with insurance companies. For the year ended December 31, 2014, one broker, the Aon Group (including the Benfield Group), accounted for 10% of the Life and Health segment’s total gross premiums written. No other broker contributed more than 10% and no one cedant accounted for more than 8% of the Life and Health segment’s total gross premiums written.
Competition
For the Company's Life business, the competition differs by location but generally includes multi-national reinsurers and local reinsurers or state-owned insurers in the U.K., Ireland and Continental Europe for its mortality and longevity lines of business. The competition specifically related to the PartnerRe Health business generally includes other specialty accident and health insurance and reinsurance providers in the U.S. and departments of worldwide insurance and reinsurance companies.
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
Non-life Reserves
The reconciliation of the gross and net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross liability at beginning of year	$10,646	$10,709	$11,273
Reinsurance recoverable at beginning of year	(267)	(291)	(353)
Net liability at beginning of year	10,379	10,418	10,920
Net incurred losses related to:
Current year	3,123	3,119	2,786
Prior years	(660)	(721)	(628)
	2,463	2,398	2,158
Change in Paris Re Reserve Agreement	(26)	(50)	(86)
Net paid losses	(2,799)	(2,402)	(2,705)
Effects of foreign exchange rate changes	(486)	15	131
Net liability at end of year	9,531	10,379	10,418
Reinsurance recoverable at end of year	215	267	291
Gross liability at end of year	$9,746	$10,646	$10,709
Net Non-life reserves for unpaid losses and loss expenses decreased from $10,379 million at December 31, 2013 to $9,531 million at December 31, 2014 and reflect the impact of foreign exchange and a relatively higher level of loss payments, mainly driven by the settlement of the 2013 crop year in the agriculture line of business of the North America sub-segment, which were partially offset by a modest increase in net losses incurred. Net Non-life reserves for unpaid losses and loss expenses of $10,418 million at December 31, 2012 and $10,379 million at December 31, 2013 were comparable and reflect the payment of losses, which was partially offset by net losses incurred.
The net incurred losses for the year ended December 31, 2014 relating to the current and prior accident years by Non-life sub-segment were as follows (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment
Net incurred losses related to:
Current year	$1,251	$572	$1,221	$79	$3,123
Net prior year favorable loss development	(251)	(134)	(258)	(17)	(660)
Total net incurred losses	$1,000	$438	$963	$62	$2,463

The net favorable loss development on prior accident years of $660 million for the year ended December 31, 2014 primarily resulted from favorable loss emergence, as losses reported by cedants were lower than expected. The most significant drivers of the Non-life net prior year favorable loss development during the year ended December 31, 2014 were the casualty line of business in the North America sub-segment, the property line of business in the Global (Non-U.S.) P&C and Global Specialty sub-segments and the marine and aviation lines of business in the Global Specialty sub-segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of net prior year favorable loss development by Non-life sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year favorable loss development by reserving lines for the Company’s Non-life operations.
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
Pursuant to the Reserve Agreement, AXA has agreed to cause AXA Liabilities Managers, an affiliate of Colisée Re (AXA LM), to provide Paris Re France with periodic reports setting forth the amount of losses incurred in respect of the business guaranteed by AXA. The reserve guarantee provided by AXA and Colisée Re is conditioned upon, among other things, the guaranteed business, including all related ceded reinsurance, being managed by AXA LM. The Reserve Agreement further contemplates that Colisée Re or Paris Re France, as the case may be, shall pay to the other party amounts equal to any deficiency or surplus in the transferred reserves with respect to losses incurred, such losses being net of any recovery by Colisée Re including through retrocessional protection, salvage or subrogation. During the year ended December 31, 2012, pursuant to the terms of the Reserve Agreement with Colisée Re, the Company settled the payable to Colisée Re of approximately $265 million based on the estimated cumulative balance of net favorable prior year loss development related to the guaranteed reserves. The settlement was funded by the sale of assets underlying the funds held – directly managed account. During the year ended December 31, 2014, the Company commuted a portion of the Reserve Agreement with Colisée Re, which resulted in a portion of reserves and investments underlying the funds held – directly managed account being returned to Colisée Re.
See Financial Condition, Liquidity and Capital Resources—Funds Held – Directly Managed in Item 7 of Part II and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report for more detail.
The rights and obligations of AXA LM with respect to the management of this business are set forth in a run off services and management agreement among AXA LM, Colisée Re and Paris Re France (Run Off Services and Management Agreement). Under the Run Off Services and Management Agreement, Paris Re has agreed that AXA LM will manage claims arising from all reinsurance and retrocession contracts subject to the Reserve Agreement, either directly or, for contracts that were issued by certain Colisée Re entities identified in the agreement, by delegation to certain other specified entities, including Paris Re France. This includes contract administration, the administration of ceded reinsurance, claims handling, settlements and business commutations. Although Paris Re France has certain consultation rights in connection with the management of the run-off of the contracts subject to the Reserve Agreement, AXA LM does not need to obtain Paris Re France’s prior consent in connection with claims handling and settlements, and no consent is required for business commutations if the amount of case reserves related to contracts does not exceed €100 million in any twelve month period.
On October 1, 2010, PartnerRe Europe and Paris Re France effected a cross border merger whereby all the assets and liabilities of Paris Re France were transferred to PartnerRe Europe, including the agreements between Paris Re France and Colisée Re.
Changes in Non-life Reserves
The gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2014	2013
Gross reserves	$9,745,806	$10,646,318
Less: Guaranteed Reserves	581,173	732,386
Gross reserves, excluding Guaranteed Reserves	9,164,633	9,913,932
Retroceded reserves	214,349	267,384
Less: Guaranteed Reserves	6,212	5,549
Retroceded reserves, excluding Guaranteed Reserves	208,137	261,835
Net reserves	$9,531,457	$10,378,934
Net reserves, excluding Guaranteed Reserves	$8,956,496	$9,652,097
The reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the paid losses for the Guaranteed Reserves, for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2014	2013	2012
Net paid losses related to prior years	$2,530,743	$2,159,506	$2,467,279
Less: net paid losses on Guaranteed Reserves	97,407	82,997	90,407
Net paid losses related to prior years, excluding Guaranteed Reserves	$2,433,336	$2,076,509	$2,376,872
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

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)
(in thousands of U.S. dollars)

	2004	2005	2006	2007	2008	2009(1)	2010	2011	2012	2013	2014
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$5,766,629	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291	$9,845,255	$9,913,932	$9,164,633
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	153,018	185,280	138,585	132,479	125,215	270,938	300,648	325,841	283,955	261,835	208,137
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300	$9,652,097	$8,956,496
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	5,006,767	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,505,130	9,409,795	8,853,321	8,542,349
Two years later	5,044,922	6,618,112	6,165,297	6,009,194	6,686,926	7,877,438	8,076,932	8,885,350	8,047,122
Three years later	5,092,289	6,168,445	5,897,044	5,674,509	6,351,663	7,595,556	7,751,543	8,340,019
Four years later	4,845,644	6,002,031	5,645,132	5,409,460	6,195,352	7,346,493	7,309,864
Five years later	4,731,856	5,802,799	5,436,353	5,282,511	6,074,551	6,981,981
Six years later	4,595,232	5,627,952	5,323,062	5,200,087	5,853,573
Seven years later	4,467,678	5,551,669	5,264,917	5,042,978
Eight years later	4,426,580	5,507,151	5,141,047
Nine years later	4,399,890	5,421,683
Ten years later	4,351,382
Cumulative net redundancy	$1,262,229	$1,130,698	$1,591,153	$2,055,979	$1,531,878	$1,995,610	$1,768,516	$1,568,431	$1,514,178	$1,109,748
Cumulative amount of net liability paid through:
One year later	$1,250,534	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,094,379	$1,923,267	$2,376,872	$2,076,509	$2,433,336
Two years later	1,821,773	2,482,695	2,116,025	1,971,376	2,448,950	2,983,833	2,872,951	3,494,429	3,203,562
Three years later	2,207,692	2,948,837	2,581,022	2,470,068	2,991,497	3,599,683	3,548,021	4,317,484
Four years later	2,511,446	3,273,808	2,932,356	2,818,018	3,359,297	4,060,903	4,065,611
Five years later	2,721,266	3,534,003	3,183,573	3,070,717	3,636,744	4,415,890
Six years later	2,898,779	3,713,402	3,349,279	3,268,994	3,866,859
Seven years later	3,043,151	3,834,448	3,494,055	3,450,927
Eight years later	3,128,606	3,940,622	3,639,726
Nine years later	3,215,722	4,057,649
Ten years later	3,316,454

(1)
Paris Re’s liability for unpaid losses and loss expenses was included at December 31, 2009 for the first time. For years prior to 2009, this table excludes the reserves of the Paris Re companies acquired. Accordingly, the reserve development (net liability for unpaid losses and loss expenses at the end of the year, as originally estimated, less net liability for unpaid losses and loss expenses re-estimated as of subsequent years) for years prior to 2009 relates only to losses recorded by PartnerRe and subsidiaries not acquired in the Paris Re acquisition.

The reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves at December 31, 2014 provided above was as follows (in thousands of U.S. dollars):

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$4,454,453	$5,589,078	$5,240,847	$5,126,917	$5,958,878	$7,187,161	$7,546,010	$8,614,425	$8,322,626	$8,772,864
Re-estimated retroceded liability, excluding Guaranteed Reserves	103,071	167,395	99,800	83,939	105,305	205,180	236,146	274,406	275,504	230,515
Net liability re-estimated, excluding Guaranteed Reserves	$4,351,382	$5,421,683	$5,141,047	$5,042,978	$5,853,573	$6,981,981	$7,309,864	$8,340,019	$8,047,122	$8,542,349
Cumulative gross redundancy	$1,312,176	$1,148,583	$1,629,938	$2,104,519	$1,551,788	$2,061,368	$1,833,018	$1,619,866	$1,522,629	$1,141,068
The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being the euro, Canadian dollar, British pound and New Zealand dollar. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy or deficiency in net reserves and in some years can be the principal component. The amount of foreign exchange included in the cumulative net redundancy reported above as well as the net redundancy excluding the impact of foreign exchange movements on net reserves were as follows (in thousands of U.S. dollars):

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Cumulative net redundancy	$1,262,229	$1,130,698	$1,591,153	$2,055,979	$1,531,878	$1,995,610	$1,768,516	$1,568,431	$1,514,178	$1,109,748
Less: Cumulative net redundancy (deficiency) due to foreign exchange	163,633	(355,937)	(110,240)	377,849	7,928	266,604	161,388	139,350	315,415	449,335
Cumulative net redundancy excluding the impact of foreign exchange	$1,098,596	$1,486,635	$1,701,393	$1,678,130	$1,523,950	$1,729,006	$1,607,128	$1,429,081	$1,198,763	$660,413
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

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$5,613,611	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300	$9,652,097
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	5,382,101	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923	9,280,385	8,839,801	8,991,684
Two years later	5,232,707	6,023,025	6,014,782	6,222,150	6,597,688	8,052,350	8,035,622	8,754,182	8,362,537
Three years later	5,076,765	5,774,643	5,640,480	5,961,748	6,300,375	7,705,719	7,696,432	8,479,369
Four years later	4,972,632	5,521,034	5,451,479	5,738,024	6,098,886	7,441,966	7,471,252
Five years later	4,794,445	5,376,045	5,278,886	5,575,292	5,951,968	7,248,585
Six years later	4,704,184	5,232,117	5,132,300	5,470,571	5,861,501
Seven years later	4,604,022	5,126,778	5,053,740	5,420,827
Eight years later	4,541,584	5,064,029	5,030,807
Nine years later	4,498,996	5,065,746
Ten years later	4,515,015
Cumulative net redundancy	$1,098,596	$1,486,635	$1,701,393	$1,678,130	$1,523,950	$1,729,006	$1,607,128	$1,429,081	$1,198,763	$660,413

Other P&C Exposures
The Company’s reserve for unpaid losses and loss expenses at December 31, 2014 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information and discussion of the uncertainties and complexities related to the Japan Earthquake, 2010 New Zealand Earthquake and 2011 New Zealand Earthquakes and the Company’s exposure to claims arising from asbestos and environmental exposures.
There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.
Life and Health Reserves
The reconciliation of the gross and net life and health reserves for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross liability at beginning of year	$1,974	$1,813	$1,646
Reinsurance recoverable at beginning of year	(7)	(20)	(10)
Net liability at beginning of year	1,967	1,793	1,636
Net liability acquired related to PartnerRe Health	—	—	54
Net incurred losses related to:
Current year	1,019	800	661
Prior years	(19)	(39)	(14)
	1,000	761	647
Net paid losses	(781)	(626)	(594)
Effects of foreign exchange rate changes	(165)	39	50
Net liability at end of year	2,021	1,967	1,793
Reinsurance recoverable at end of year	29	7	20
Gross liability at end of year	$2,050	$1,974	$1,813
The increase in net life and health reserves from $1,967 million at December 31, 2013 to $2,021 million at December 31, 2014 was primarily due to net incurred losses, driven mainly by an increase in business written, which were partially offset by paid losses and the impact of foreign exchange. The increase in net life and health reserves from $1,793 million at December 31, 2012 to $1,967 million at December 31, 2013 is primarily due to net incurred losses and the impact of foreign exchange, which were partially offset by paid losses. The net incurred losses for the Company’s life and health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
For the year ended December 31, 2014, the Company experienced net prior year favorable loss development of $19 million, which was primarily related to the GMDB business and certain short-term treaties in the mortality line of business and PartnerRe Health in the health and accident line of business. There was no prior year loss development in 2014 related to the Company’s longevity line of business.
The Company’s gross, ceded and net life and health reserves by line of business at December 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

Line of business	2014	2013
Accident and health	$228	$99
Longevity	510	556
Mortality	1,312	1,319
Gross life and health reserves	2,050	1,974
Ceded life and health reserves	(29)	(7)
Net life and health reserves	$2,021	$1,967

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
Investments
The Company’s investment portfolio, excluding the funds held – directly managed account which is discussed below, includes fixed maturities, short-term investments and equities that are classified as trading securities and recorded at fair value, and other invested assets. The carrying values of the Company’s investments at December 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2014		2013
Fixed maturities
U.S. government and government sponsored enterprises	$2,316	15%	$1,624	11%
U.S. states, territories and municipalities	531	3	124	1
Non-U.S. sovereign government, supranational and government related	1,976	13	2,354	15
Corporate	5,604	37	6,049	40
Asset-backed securities	1,131	8	1,138	8
Residential mortgage-backed securities	2,306	15	2,268	15
Other mortgage-backed securities	55	—	36	—
Total fixed maturities	$13,919	91%	$13,593	90%
Short-term investments	25	—	14	—
Equities	1,057	7	1,221	8
Other invested assets	299	2	321	2
Total investments	$15,300	100%	$15,149	100%

(1)
In addition to the total investments shown in the above table of $15.3 billion and $15.1 billion at December 31, 2014 and 2013, respectively, the Company held cash and cash equivalents of $1.3 billion and $1.5 billion, respectively.

The increase in the fair value of the Company’s fixed maturities at December 31, 2014 compared to December 31, 2013, primarily reflects decreases in U.S. and European risk-free interest rates, the reinvestment of cash flows from operations and net investment income, which were partially offset by the impact of the strengthening of the U.S. dollar against most major currencies. At December 31, 2014, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2013 as the Company decreased its holdings of corporate bonds (primarily due to modestly narrowing credit spreads) and non-U.S. sovereign government fixed maturities and increased its holdings of U.S. government and U.S. states, territories and municipalities securities.
The overall average credit rating of the portfolio at December 31, 2014 was A, and 92% of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s. For further discussion of the composition of the investment portfolio, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of this report.
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
The Company’s investment portfolio underlying the funds held – directly managed account includes fixed maturities and short-term investments that are recorded at fair value, and other invested assets. The carrying values of the investments underlying the funds held – directly managed account at December 31, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2014		2013
Fixed maturities
U.S. government and government sponsored enterprises	$154	32%	$158	28%
Non-U.S. sovereign government, supranational and government related	128	27	137	25
Corporate	177	38	249	44
Total fixed maturities	$459	97%	$544	97%
Short-term investments	—	—	2	—
Other invested assets	14	3	15	3
Total investments	$473	100%	$561	100%

(1)
In addition to the investments underlying the funds held – directly managed account shown in the above table of $473 million and $561 million at December 31, 2014 and 2013, respectively, the funds held – directly managed account also included cash and cash equivalents of $42 million and $85 million, respectively, accrued investment income of $6 million and $7 million, respectively, and other assets and liabilities held by Colisée Re related to the underlying business of $88 million and $133 million, respectively.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account at December 31, 2014 compared to December 31, 2013 was primarily related to the commutation of a portion of the Reserve Agreement with Colisée Re, the run-off of the underlying liabilities associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
The overall average credit rating of the portfolio at December 31, 2014 was AA, and substantially all (more than 99%) of the fixed maturities were rated investment grade (BBB- or higher) by Standard & Poor’s.
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

Risk Management
In the insurance and reinsurance industry, the core of the business model is the assumption and management of risk. A key challenge is to create total shareholder value through the intelligent and optimal assumption and management of reinsurance, insurance and investment risks while limiting and mitigating those risks that can destroy tangible as well as intangible value, those risks for which the organization is not sufficiently compensated, and those risks that could threaten the ability of the Company to achieve its objectives. While many companies start with a return goal, the Company starts with a capital-based risk appetite and then looks for risks that meet its return targets within that framework. Management believes that this construct allows the Company to balance the cedants’ need for certainty of claims payment with the shareholders’ need for an adequate total return.
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
The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include all factors which can be viewed as either strategic, financial or operational risks that are common to any industry, such as choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity. See Risk Factors in Item 1A of Part I of this report.
The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the overall vision and goals of the Company, which include the Company’s risk appetite and return expectations. The Company’s risk framework, including key risk policies, is recommended by Executive Management and approved by the Risk and Finance Committee of the Board (Risk and Finance Committee). Each of the Company’s risk policies relates to a specific risk and describes the Company’s approach to risk management, defines roles and responsibilities relating to the assumption, mitigation, and control processes for that risk, and an escalation process for exceptions. Key policies are established by the CEO and operating policies and risk controls at the next level down are established by Business Unit and Support Unit management as appropriate. Key policies are approved by the relevant Committee of the Board. Risk management policies and processes are coordinated by Group Risk Management and compliance is verified by Internal Audit on a periodic basis. The results of audits are monitored by the Audit Committee of the Board.
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
Strategic Risks
Strategic risks are managed by the CEO and include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry, such as changes in cedants’ risk retention behavior, regulation, competitive structure and macroeconomic, legal and social trends. Management considers that strong governance procedures, including a robust system of processes and internal controls is appropriate to manage risks related to its reputation and risks related to new initiatives, including acquisitions, new products or markets. The Company seeks to preserve its reputation through high professional and ethical standards and manages the impact of identified risks through the adoption and implementation of a sound and comprehensive Assumed Risk Framework.
Assumed Risks
Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate economic losses during an annual period. The Company’s risk appetite is expressed as the maximum economic loss that the Board is willing to incur based on both a once in 10 years and a once in 250 years modeled probability. The Company’s risk appetite is approved by the Board on an annual basis. Definitions for the maximum economic loss and available economic capital are as follows:
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
Available Economic Capital. The Company defines economic capital as the economic value, as defined above, plus preferred shareholders’ equity and the carrying value of debt recognized in the consolidated financial statements in accordance with U.S. GAAP.
The Maximum Economic Loss. The maximum economic loss is a loss expressed as a percentage of economic capital for both a once in 10 years and a once in 250 years modeled probability.
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
The Company establishes key risk limits for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Company may also establish risk limits for any risk source deemed to have the possibility of causing reputational damage. The Risk and Finance Committee approves the key risk limits. Executive and Business and Support Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.
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

Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at December 31, 2014. The limits approved by the Risk and Finance Committee and the actual limits deployed at December 31, 2014 and 2013 were as follows (in billions of U.S. dollars, except interest rate risk data):

	December 31, 2014		December 31, 2013
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.5	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.8
Market Risk	3.4	2.6	3.4	2.6
Equity and equity-like sublimit	2.8	2.0	2.8	1.8
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	2.7 years	6.0 years	1.5 years
Default and Credit Spread Risk	$9.5	$6.3	$9.5	$6.8
Trade Credit Underwriting Risk	0.9	0.7	0.9	0.7
Longevity Risk	2.0	1.4	2.0	1.2
Pandemic Risk	1.3	0.7	1.3	0.6
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk(3)	1.0	0.4	0.7	0.2
Any one country sub-limit(3)	0.8	0.4	0.5	0.2

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
The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilises probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at December 31, 2014.
Long Tail Insurance and Reinsurance Risk
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
The Company manages and mitigates the reserving risk for long-tail lines in a variety of ways. Underwriters and pricing actuaries follow a disciplined underwriting process that utilizes all available data and information, including industry trends, and the Company establishes prudent reserving policies for determining recorded reserves. These policies are systematic and Management endeavors to apply them consistently over time. The Company’s limit for long tail reinsurance risk represents the written premiums for casualty and other long-tail lines for the four most recent calendar quarters. See Critical Accounting Policies and Estimates-Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report.
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
Assuming equity and equity-like risks within that part of the investment portfolio that is not required to support the Company’s reinsurance liabilities provides valuable diversification from other risk classes, along with the potential for higher returns. However, overexposure to equity risk could lead to a large loss in the value of equity and equity-like securities and non-standard fixed income securities in the case of a market crash. The Company sets strict limits on investments in any one name and any one industry, which creates a diversified portfolio and allows Management to focus on the systemic effects of equity risks. Systemic risk is managed by asset allocation, subject to strict caps on Risk Assets as a percentage of shareholders’ equity. The Company’s fully integrated information system provides real-time investment data, allowing for continuous monitoring and decision support. Each portfolio is managed against a pre-determined benchmark to enable alignment with appropriate risk parameters and achievement of desired returns. See Quantitative and Qualitative Disclosures about Market Risk-Equity Price Risk in Item 7A of Part II of this report.
Interest Rate Risk
The Company defines this risk as the risk of a substantial mismatch of asset and liability durations, which may result in economic losses to the Company. Economically, the Company is hedged against changes in asset and liability values resulting from small parallel changes in the risk free yield curve to the degree asset and liability durations are matched. Non-parallel shifts in the yield curve or extremely large changes in yields can introduce interest rate risk and investment losses to the degree asset maturity and coupon payments are not exactly matched to liability payments. Investment losses associated with interest rate risk of a magnitude that have the potential to exceed the Company’s risk appetite are associated with extremely large increases in interest rates over an annual period. The Company limits and monitors the interest rate exposure on its fixed income assets held in excess of those that are matched against liabilities. The Company both matches assets and liabilities to hedge against changes in interest rates and limits the total amount of interest rate exposure. See Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk in Item 7A of Part II of this report.
Default and Credit Spread Risk
The Company defines this risk as the risk of a substantial increase in defaults in the Company’s standard fixed income credit securities (which includes investment grade corporate bonds and asset-backed securities) leading to realized investment losses or a significant widening of credit spreads resulting in realized or unrealized investment losses, either of which may result in economic losses to the Company. Investment losses of the magnitude that have the potential to exceed the Company’s risk appetite are associated with the systemic impacts of severe economic and financial stress. As a result, the Company limits the market value of the standard fixed income credit securities so that investment losses will be mitigated in an extreme economic or financial crisis. See Quantitative and Qualitative Disclosures About Market Risk-Credit Spread Risk in Item 7A of Part II of this report.
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
In order to determine a trade credit underwriting limit metric for the purposes of risk accumulation, the Company examines extreme scenarios and measures its exposure to loss under those scenarios. Examples of these scenarios include historical losses from the largest trade credit defaults, prior periods of financial crisis and economic stress (e.g. 1990-1991 recession and 2008-2009 financial crisis) and potential impacts of financial crisis and economic stress scenarios. The Company does not rely upon modeled losses to determine the limit metric, but benchmarks the scenario results against existing tests, scenarios and models. For risk accumulation purposes, the Company examines the extreme scenario that would result in 100% of loss ratio adverse deviation on the trade credit portfolio written on a proportional basis (which far exceeds any adverse deviation of the loss ratio experienced in past periods of economic stress or financial crises) increased by the net probable maximum losses of the two largest named insureds in the Company's trade credit portfolio.
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
In order to determine a longevity limit metric for the purposes of risk accumulation, the Company examines extreme scenarios and measures its exposure to loss under those scenarios. Examples of these scenarios include immediate elimination of major causes of death and an extreme improvement in mortality continuing indefinitely. For risk accumulation purposes, the Company selects the most financially adverse scenario and adds an additional margin for potential deviation. To measure utilization of the longevity limit (accumulation of longevity exposure) the Company accumulates the net present value of adverse losses resulting from the application of the selected most extreme scenario, adds an additional margin to every in-force longevity treaty for potential delays in recognizing that an observed mortality deviation is not short term in nature and, where appropriate, includes the notional value of longevity insurance-linked securities.
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
In order to determine a pandemic limit metric for the purposes of risk accumulation, the Company examines extreme scenarios and measures its exposure to loss under those scenarios. Examples of these scenarios include increased mortality associated with past pandemic events (e.g. 1918 Spanish flu) and potential mortality outcomes from transmission scenarios across differing age groups, and across developed and developing countries. For risk accumulation purposes, the Company selects an extreme mortality scenario applied to the insured portfolio in developing and developed countries that would have twice the assumed fatality rate of the 1918 Spanish flu recurring today, combined with an adverse mortality age pattern, and with the same transmissibility characteristics.
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
Mortgage Insurance and Reinsurance Risk
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
At December 31, 2014, the majority of the Company’s exposure to mortgage risk related to risks in the U.S. All of the Company’s U.S. mortgage portfolio is considered to consist of prime mortgages, with most of the underlying risks related to policies written post-financial crisis and subject to enhanced post-financial crisis underwriting procedures that differentiate between risks. Mortgage insurance is managed through geographic diversification both within countries and across countries. This is accomplished through the allocation and tracking of capacity across exposure zones (defined as individual countries) and is accompanied by regular extreme event modeling, and a combination of quantitative and qualitative analysis
The Company utilizes total limits deployed, net of retrocession, to manage its exposures. The limits per individual contract are aggregated within an exposure zone to establish the total exposures. Actual exposures deployed and estimated probable maximum losses in a specific zone will vary from period to period depending on Management’s assessment of current market conditions, the results from exposure modeling, and other analysis.
Operational and Financial Risks
Operational and financial risks are managed by designated functions within the organization. These risks include, but are not limited to, failures or weaknesses in financial reporting and controls, regulatory non-compliance, poor cash management, fraud, breach of information technology security, disaster recovery planning and reliance on third party vendors. The Company seeks to minimize these risks through robust processes and monitoring throughout the organization.
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

Retrocessional reinsurance
The Company uses retrocessional reinsurance agreements to reduce its exposure on certain reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for the recovery of a portion of losses and loss expenses from retrocessionaires. The majority of the Company’s retrocessional reinsurance agreements cover property and specialty lines (e.g., aviation or marine) exposures, predominantly those that are catastrophe exposed. The Company also utilizes retrocessions in the Life and Health segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires must be pre-approved based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria. Strict limits per retrocessionaire are also put into place and monitored to mitigate counter party credit risk.
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
In addition to the retrocessional agreements, PartnerRe Europe has a Reserve Agreement in place with Colisée Re (see Business-Reserves-Non-life Reserves-Reserve Agreement in Item 1 of Part I of this report).
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

The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at October 1, 2014 were as follows (in millions of U.S. dollars):

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
Other Key Issues of Management
Capital Adequacy
A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s compound annual growth in diluted tangible book value per share and Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the reinsurance cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve an appropriate balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to its common shareholders by way of share repurchases and dividends. During 2014, the Company repurchased approximately 5.2 million of its common shares under its authorized share repurchase program at a total cost of $551 million, representing an average cost of $106.30 per share. In addition, the Company increased the quarterly dividends on its common shares by 5% during 2014, from $0.64 per share to $0.67 per share, and a further 4% increase for 2015 from $0.67 per share to $0.70 per share. For further discussion of capital adequacy, see Shareholders' Equity and Capital Resources Management in Item 7 of Part II of this report.
Liquidity and Cash Flows
The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and other expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration and currency of its investments and investments underlying the funds held—directly managed account with that of its net reinsurance liabilities. In 2015, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. For further discussion of liquidity and cash flows, see Shareholders' Equity and Capital Resources Management — Liquidity in Item 7 of Part II of this report.
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
Employees
The Company had 1,069 employees at December 31, 2014. The Company believes that its relations with its employees are good.
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

In addition to the above regulatory requirements impacting PartnerRe Bermuda, current international initiatives in the regulation of global insurance and reinsurance groups, such as the European Union’s Solvency II initiative (Solvency II), are trending towards the imposition of group supervisory regimes, introducing one principal “home” regulator over all the operating entities in a particular insurance or reinsurance group (referred to as Group Supervision). The Insurance Act sets out provisions regarding Group Supervision, including the power of the BMA to include or exclude specified entities from Group Supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding Group Supervision. This Group Supervision regime is in addition to the regulation of the Company’s various operating subsidiaries in their local jurisdictions. The BMA’s Group Supervision rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management, and supervisory reporting and disclosures of an insurance group. The group solvency rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group. The BMA has chosen PartnerRe Bermuda as the designated insurer for the purposes of Group Supervision, and the BMA will act as group supervisor of the PartnerRe group. As group supervisor, the BMA will gather relevant and essential information on and assess the financial situation of the PartnerRe group, and coordinate the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the PartnerRe group or any of its members. PartnerRe is not an insurer and, as such, is not regulated in Bermuda. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its Group Supervision, including PartnerRe.
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
Effective January 1, 2014, the BMA imposed the ECR on the PartnerRe group pursuant to its function as the Company's group supervisor. The PartnerRe group’s ECR may be calculated by either (a) the standard model developed by the BMA, or (b) an internal capital model which the BMA has approved for use for this purpose. PartnerRe currently uses the BMA standard model in calculating its group ECR requirements. In addition, the PartnerRe group is required to prepare and submit annual audited group U.S. GAAP financial statements, annual group statutory financial statements, annual group statutory financial return, annual group capital and solvency return and quarterly group unaudited financial returns.
In addition to the above, PartnerRe Bermuda maintains an operating branch in Canada and representative offices in Chile, China and Mexico. The Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions. For a further discussion of the regulations pertaining to the Canadian branch see below.
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
In addition to the above, PartnerRe Europe has also established operating branches in the United Kingdom, France, Switzerland, Canada, Singapore, Labuan and Hong Kong and a representative office in Brazil, which are subject to Irish reinsurance supervision regulations. In addition, the Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Labuan branch is subject to regulation by the Labuan Financial Services Authority and the Hong Kong branch to regulation by the Office of the Commissioner of Insurance of Hong Kong. For a further discussion of the regulations pertaining to the Canadian branch see below. PartnerRe Ireland, pursuant to the Nonadmitted and Reinsurance Reform Act of 2010 (part of the Dodd-Frank Act), is a nonadmitted alien insurer in the U.S. and is eligible to write business as an excess and surplus lines insurer in all U.S. states. PartnerRe Ireland has also established an operating branch in the United Kingdom which is subject to Irish reinsurance supervision regulations.
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
PartnerRe U.S. Corporation is also the owner of the Presidio Reinsurance Group, Inc. and its 100% owned subsidiaries Presidio Excess Insurance Services, Inc. (PXS), PartnerRe Management Ltd. (PRM) and Presidio Reinsurance Corporation Inc. (PRC). PXS is a managing general underwriter licensed in a number of states. PRM is domiciled in the U.K. and regulated by the Financial Services Authority. PRC is a Montana domiciled captive reinsurer.
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
In addition to the above, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) currently impacts the PartnerRe U.S. Insurance Companies. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the U.S. and establishes a Federal Insurance Office (FIO) within the U.S. Treasury Department. Although the FIO does not have general supervisory or regulatory authority over the business of insurance or reinsurance, it is charged with monitoring all aspects of the insurance industry, consulting with state insurance regulators, assisting in administration of the Terrorism Risk Insurance Act of 2002 (TRIA) and other duties. The FIO is also responsible for issuing certain reports to Congress, the President and/or others, such as the FIO’s December 2013 report which recommended limited federal regulatory involvement in areas such as the development of a uniform agreement on reinsurance collateral requirements, its September 2014 annual report on the insurance industry and its December 2014 report on the role of the global reinsurance market in supporting insurance in the U.S. Furthermore, the director of the Federal Insurance Office is a non-voting member of the multi-agency Financial Stability Oversight Council (FSOC), and the FSOC may, among other things, subject an insurance company or an insurance holding company to heightened prudential standards in accordance with Title I of the Dodd Frank Act following an extended determination process (which can require that such insurance company be subject also to supervision by the Board of Governors of the Federal Reserve System). The Dodd-Frank Act also made small changes to the regulation of credit for reinsurance and surplus lines insurance in the U.S. See Risk Factors in Item 1A of Part I of this report.
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
Singapore
The Monetary Authority of Singapore (MAS) regulates insurance and reinsurance companies authorized in Singapore, including PartnerRe Asia and, to a more limited extent, PartnerRe Europe’s Singapore Branch.
PartnerRe Asia is a reinsurance company incorporated under the laws of Singapore. With effect from December 26, 2014, the MAS reactivated PartnerRe Asia’s license to conduct general insurance business as a reinsurer and granted it a license to carry on life insurance business as a reinsurer. Prior to this date PartnerRe Asia was in run-off (trading as PARIS RE Asia Pacific Pte. Ltd.). As of April 1, 2015, PartnerRe Asia will be the principal reinsurance carrier for PartnerRe’s business underwritten in the Asia Pacific region. PartnerRe Asia has an established operating branch in Labuan which is subject to regulation by the Labuan Financial Services Authority.

Significant aspects of the Singapore reinsurance regulatory framework and requirements include the following:
Solvency Requirements: As a licensed reinsurer, PartnerRe Asia is required to maintain minimum capital of SGD25 million. In addition, PartnerRe Asia is required to establish and maintain separate insurance funds for each class of business that it carries on for both Singapore and offshore policies. The solvency requirement in respect of each insurance fund shall at all times be not less than the total risk requirement of the fund (determined by reference to three components being insurance risks, asset portfolio risks and asset concentration risks). The MAS is entitled to require that a licensed reinsurer holds assets of a certain type and prescribed value in Singapore.
Reporting Requirements: PartnerRe Asia must file and submit annual audited financial statements in accordance with Singapore Financial Reporting Standards (SFRS) and related report to the Accounting and Corporate Regulatory Authority (ACRA) together with an annual return of certain core corporate information. Changes to core corporate information during the year must also be notified to ACRA. These requirements are in addition to the regulatory returns required to be filed annually with the MAS.
Dividends and Distribution: Dividends are generally declared from unappropriated profits. The declaration of a dividend by PartnerRe Asia may be subject to relevant conditions and requirements being met as specified under the Insurance Act (Singapore) and its associated regulations. Any proposed reduction of capital or redemption of preference shares requires the prior approval of the MAS. In addition to the above, the laws and initiatives issued by the MAS regarding Corporate Governance, Outsourcings and Technology Risk Management currently impact or may impact Partner Re Asia in the future.
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

Taxation of the Company and its Subsidiaries
The following summary of the taxation of PartnerRe Ltd., PartnerRe Bermuda, PartnerRe Europe, PartnerRe Asia and the PartnerRe U.S. Corporation and its subsidiaries (collectively PartnerRe U.S. Companies) is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Labuan, Singapore, Switzerland and the U.S. The discussion below covers the significant locations for which the Company or its subsidiaries are subject to taxation.
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

The profits of the Canadian life branch of PartnerRe Bermuda are taxed at the federal level as well as the Ontario provincial level at a total rate that was 26.50% in 2013. The profits of the Canadian life branch of PartnerRe Europe are taxed at the federal level as well as the Ontario and Quebec provincial level at a total rate that was 26.50% in 2014. The Canadian non-life branch of PartnerRe U.S. is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 26.58% in 2014. See also the discussion of taxation in the United States and Ireland below.
France
The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The French Parliament approved the 2014 Finance Bill, which increased the statutory rate of tax on corporate profits in France from 36.1% to 38.0%, effective for 2013 and 2014. The 2015 Finance Bill subsequently extended this measure to 2015. See also the discussion of taxation in Ireland below.
Ireland
The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The Swiss, U.S., French, Singaporean and Canadian branches of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, U.S., France, Singapore and Canada can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, U.S., French, Singaporean and Canadian branches.
Singapore
The Company’s Singaporean subsidiary, PartnerRe Asia, and the Singaporean branch of PartnerRe Europe are subject to corporate taxation in Singapore at the rate of 17% on profits arising from onshore business and 10% on profits arising from offshore business. However, tax exemption may apply to qualifying profits derived from certain lines of business.
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
Risk Factors
Risks Related to Our Amalgamation with AXIS

Failure to complete our Amalgamation with AXIS could negatively impact the price of our common shares, as well as our future business and financial results, and could have a material and adverse effect on us.
On January 25, 2015, we entered into the Amalgamation Agreement with AXIS, pursuant to which we will amalgamate with AXIS and the Amalgamated Company will continue as a Bermuda exempted company. The Amalgamation Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the amalgamation. There are no assurances that all of the conditions to the amalgamation will be so satisfied or waived. If the conditions to the Amalgamation are not satisfied or waived, then we and AXIS may be unable to complete the Amalgamation.
If the Amalgamation is not completed, our ongoing business may be adversely affected as follows:

•	the attention of management will have been diverted to the Amalgamation instead of being directed solely to our operations and the pursuit of other opportunities that could have been beneficial to us;

•
the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•
under certain circumstances, we may be required to pay AXIS a fee of $55 million or $250 million in the event the Amalgamation Agreement is terminated, and costs and expenses incurred in connection with the transaction in an amount not to exceed $35 million;

•
uncertainties associated with the amalgamation may cause a loss of management personnel and other key employees or result in the departure of our customers, which could adversely affect our business or leave us less able to operate as effectively as before the transaction was announced;

•	we would have incurred substantial fees and costs such as legal, accounting and financial advisor fees;

•	we will be subject to business uncertainties and contractual restrictions while the proposed amalgamation is pending, which could adversely affect our business; and

•	the loss of time and resources.
Additionally, in approving the Amalgamation Agreement and the transactions contemplated thereby, our board of directors considered a number of factors and potential benefits, including:

•	possible synergies in the areas of reduced public company costs, consolidated corporate governance, reduced labor and shared platform costs;

•	greater capital flexibility and enhanced ability to respond to competitive pressures;

•	a more diversified pool of underwriting risk by product and geography;

•	less concentrated distribution relationships and an improved trading relevance; and

•	an increased customer base and potential to attract new customers because of the Amalgamated Company’s greater scale, scope and reach.
If the Amalgamation is not completed, we will not realize these and other anticipated benefits of the Amalgamation. See also discussion related to rating agencies below.

Risks Related to Our Company
The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.
Catastrophe reinsurance comprised approximately 6% of our net premiums written for the year ended December 31, 2014 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hailstorms, tornadoes, severe winter weather, fires, drought, explosions and other natural and man-made disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.
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
By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophic losses and large losses, net of any related reinstatement premiums, reinsurance and profit commissions (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophic losses and large losses
2014	$—
2013	142
2012	318
2011	1,790
2010	559
Examples of pre-tax large catastrophic losses and large losses reflected in the illustration above include losses in 2013, 2012, 2011 and 2010 which were incurred, to varying extents, as the result of multiple medium and large catastrophic events. In 2013, these events included the extensive flooding in Alberta, Canada in June 2013 (Alberta Floods), the hailstorm that affected large parts of Germany in July 2013 (German Hailstorm) and the floods that impacted large areas of Central Europe in June 2013 (European Floods). In 2012, these events included Superstorm Sandy and the U.S. drought which impacted the agriculture line of business in the North America sub-segment. In 2011, these events included the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquakes that occurred in February and June 2011 (the 2011 New Zealand Earthquakes), the floods that impacted Thailand following unusually heavy monsoon rains in October 2011 (Thailand Floods), tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 (U.S. tornadoes) and the floods in Queensland, Australia (Australian Floods) (collectively, 2011 catastrophic events). In 2010, these events included the earthquake that hit Chile in February 2010, the New Zealand earthquake that occurred in September 2010 (2010 New Zealand Earthquake) and large losses related to the explosion and subsequent sinking of the Deepwater Horizon Drilling Platform.
A significant amount of judgment was used to estimate the range of potential losses related to the 2010 New Zealand Earthquake and 2011 New Zealand Earthquakes (collectively, the New Zealand Earthquakes) and the Japan Earthquake, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2014. The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is further complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.
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
We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2014, approximately 69% of our gross premiums written were produced through brokers. In 2014, we had two brokers that accounted for 40% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.
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

Our current financial strength ratings are:

Standard & Poor’s	A+	Credit Watch Negative
Moody’s	A1
A.M. Best	A+	Under Review with Negative Implications
Fitch	AA-	Ratings Watch Negative
Following the announcement of the Company's proposed Amalgamation with AXIS, Moody's affirmed the Company's rating with a stable outlook. Standard & Poor's, A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively (collectively, negative outlooks). All three agencies cited concerns over the transaction, including the risks associated with the execution and integration, along with management retention risk in light of the complexity and scale of the Amalgamation. The Company is in dialogue with each rating agency to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs, and success of the integration. We can offer no assurances that our ratings will remain at their current levels or that we will be able to remove the negative outlooks prior to the transaction with AXIS and after as the Amalgamated Company.
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
We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2014, we had net investment income of $480 million, which represented approximately 7% of total revenues. In addition, we recorded realized and unrealized gains on investments during 2014, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.
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
Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, Canadian dollar, British pound and New Zealand dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates, which may be material. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. We employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates. The sovereign debt crisis in Europe and the related financial restructuring efforts, which may cause the value of the euro to deteriorate, may magnify these risks.
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
We are dependent upon the effective functioning and availability of our information technology and application systems platforms. These platforms include, but are not limited to, our proprietary software programs such as catastrophe models as well as those licensed from third-party vendors including analytic and modeling systems. We rely on the security of such platforms for the secure processing, storage and transmission of confidential information. Examples of significant cybersecurity events are unauthorized access, computer viruses, deceptive communications (phishing), malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions and other events that could have security consequences (each, Cybersecurity Event). A Cybersecurity Event could materially impact our ability to adequately price products and services, establish reserves, provide efficient and secure services to our clients, brokers, vendors and regulators, value our investments and to timely and accurately report our financial results. Although we have implemented controls and have taken protective measures to reduce the risk of Cybersecurity Events, we cannot reasonably anticipate or prevent rapidly evolving types of cyber attacks and such measures may be insufficient to prevent a Cybersecurity Event. Cybersecurity Events could expose us to a risk of loss or misuse of our information, litigation, reputational damage, violations of applicable privacy and other laws, fines, penalties or losses that are either not insured against or not fully covered by insurance maintained. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities.
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
Recent deficit spending by governments in the Company’s major markets exposes the Company to heightened risk of inflation. We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. Inflation related to medical costs, construction costs and tort issues in particular impact the property and casualty industry and broader market inflation has the potential risk of increasing overall loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered to be long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The onset, duration and severity of an inflationary period cannot be estimated with precision. The global sovereign debt crisis and the related financial restructuring efforts have, among other factors, made it more difficult to predict the inflationary environment.
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
Currently, the Company is facing a challenging and limited growth environment, which is driven by price decreases in most markets and lines of business, reflecting increased competition and excess capacity in the industry, cedants choosing to utilize fewer reinsurers by consolidating their reinsurance panels, relatively low loss experience and a prolonged period of low interest rates, which has impacted our investment portfolio. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes.
We anticipate that competition and pricing pressure may adversely affect our profitability and results of operations in future periods, and the impact may be material.
We operate in a highly competitive environment.
The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Munich Re, Swiss Re, Everest Re, Hannover Re, SCOR and reinsurance and insurance operations of certain primary insurance companies, such as ACE, Arch Capital, AXIS and XL Group. The lack of strong barriers to entry into the reinsurance business means that we also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes.
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
Further, insurance-linked securities and derivative and other non-traditional risk transfer mechanisms and alternative vehicles are being developed and offered by other parties, which could impact the demand for traditional insurance or reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability. As a result of new and alternative capital inflows into the industry and cedants retaining more business, there is an excess supply of reinsurance capital which is also driving pricing lower and putting pressure on terms and conditions.
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
In addition, in 2010 the International Association of Insurance Supervisors (IAIS) introduced a concept paper promoting a common framework for the supervision of internationally active insurance groups (IAIGs). Through the common framework, still in its development phase, the IAIS aims to: (i) develop methods of operating group-wide supervision of IAIGs, (ii) establish a comprehensive framework for supervisors to address group-wide activities and risks and also set grounds for better supervisory cooperation, and (iii) foster global convergence of regulatory and supervisory measures and approaches. In addition, in October

2013 the IAIS announced its plan to include a risk-based global insurance capital standard within its common framework by 2016. Furthermore, the IAIS has developed policy measures for institutions it designates as globally systemically important insurers (G-SIIs), including enhanced supervision standards, measures to facilitate resolution, and capital requirements to increase loss absorption capacity. The IAIS initially announced that it will decide in 2014 on potential designation of major reinsurers as G-SIIs but this decision has been deferred until 2015, pending further analysis and consultation.
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
We derive revenues from the provision of accident and health premiums in the U.S., that is, providing insurance to institutions that participate in the U.S. healthcare delivery infrastructure. Changes in U.S. healthcare legislation, specifically the Patient Protection and Affordable Care Act of 2010 (Healthcare Act), have made significant changes to the regulation of health insurance and may negatively affect our healthcare liability business including, but not limited to, the healthcare delivery system and the healthcare cost reimbursement structure in the U.S. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. It is difficult to predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition. Additionally, future healthcare proposals could include tort reform provisions under which plaintiffs would be restricted in their ability to bring suit against healthcare providers, which could negatively impact the demand for our healthcare liability products. Any material changes in how healthcare providers insure their malpractice liability risks could have a material adverse effect on our results of operations.
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
We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of other expenses, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The ability of our subsidiaries to pay dividends or to advance or repay funds to us is subject to general economic, financial, competitive, regulatory and other factors beyond our control. In particular, the payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business and include minimum solvency and liquidity thresholds. As of December 31, 2014, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses.
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
The Company leases office space in Hamilton (Bermuda) where the Company’s principal executive offices are located. Additionally, the Company leases office space in various locations, principally in Dublin, Greenwich (Connecticut U.S.), Paris and Zurich.

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
At December 31, 2014, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

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
As of February 13, 2015, the approximate number of common shareholders was 92,967.
The following table provides information about purchases by the Company during the quarter ended December 31, 2014, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1) (2)	Maximum number of shares that may yet be purchased under the program (1)
10/1/2014 - 10/31/2014	475,000	$111.31	475,000	4,510,000
11/01/2014 - 11/30/2014	317,325	115.54	317,325	4,192,675
12/01/2014 - 12/31/2014	814,000	114.83	814,000	3,378,675
Total	1,606,325	$113.93	1,606,325

(1)
On September 4, 2014, the Company’s Board of Directors approved and announced a new share repurchase authorization up to a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Under the terms of the Amalgamation Agreement, the Company suspended its share repurchase program until completion of the Amalgamation (see Business in Item 1 of Part I of this report).

(2)	At December 31, 2014, approximately 39.4 million common shares were held in treasury and available for reissuance.
The high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape and dividends declared by the Company were as follows:

	2014			2013
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$103.50	$96.77	$0.67	$93.83	$81.45	$0.64
Three months ended June 30	109.21	100.41	0.67	96.05	86.86	0.64
Three months ended September 30	113.07	104.36	0.67	93.23	86.64	0.64
Three months ended December 31	118.10	108.40	0.67	105.43	90.50	0.64
Other information with respect to the Company’s common shares, dividends and other related shareholder matters is contained in Notes 11, 12, 14 and 16 to Consolidated Financial Statements in Item 8 of Part II of this report and in Item 12 of Part III of this report.

Comparison of 5-Year Cumulative Total Return
The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (S&P) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2009 and ending on December 31, 2014, assuming $100 was invested on December 31, 2009. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2009 through December 31, 2014. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 77%, the cumulative total return for the S&P 500 Composite Stock Price Index was 105% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 136%.
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
The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2014, 2013, 2012, 2011 and 2010, including PartnerRe Health’s results from January 1, 2013. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries at December 31, 2014, 2013, 2012, 2011 and 2010, including PartnerRe Health from December 31, 2012 (in millions of U.S. dollars or shares, except per share data):

	For the years ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
Gross premiums written	$5,932	$5,570	$4,718	$4,633	$4,885
Net premiums written	5,720	5,397	4,573	4,486	4,705
Net premiums earned	$5,609	$5,198	$4,486	$4,648	$4,776
Net investment income	480	484	571	629	673
Net realized and unrealized investment gains (losses)	372	(161)	494	67	402
Other income	16	17	12	8	10
Total revenues	6,477	5,538	5,563	5,352	5,861
Losses and loss expenses and life policy benefits	3,463	3,158	2,805	4,373	3,284
Total expenses	5,185	4,830	4,234	5,797	4,892
Income (loss) before taxes and interest in earnings (losses) of equity method investments	1,292	708	1,329	(445)	969
Income tax expense	239	49	204	69	129
Interest in earnings (losses) of equity method investments	15	14	10	(6)	13
Net income (loss)	$1,068	$673	$1,135	$(520)	$853
Net income (loss) attributable to noncontrolling interests	13	9	—	—	—
Net income (loss) attributable to PartnerRe Ltd.	$1,055	$664	$1,135	$(520)	$853
Preferred dividends	57	58	62	47	35
Loss on redemption of preferred shares	—	9	—	—	—
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$998	$597	$1,073	$(567)	$818
Basic net income (loss) per common share	$19.96	$10.78	$17.05	$(8.40)	$10.65
Diluted net income (loss) per common share	$19.51	$10.58	$16.87	$(8.40)	$10.46
Dividends declared and paid per common share	$2.68	$2.56	$2.48	$2.35	$2.05
Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders (1) (4)	$755	$722	$664	$(642)	$492
Diluted operating earnings (loss) per common share and common share equivalents outstanding (1)	$14.76	$12.79	$10.43	$(9.50)	$6.29
Operating return on beginning diluted book value per common share and common share equivalents outstanding (2) (4)	13.5%	12.7%	12.3%	(10.1)%	7.4%
Weighted average number of common shares and common share equivalents outstanding	51.2	56.4	63.6	67.6	78.2
Non-life ratios
Loss ratio	56.1%	56.7%	58.5%	96.7%	65.9%
Acquisition ratio	24.3	22.5	22.3	21.3	21.3
Other expense ratio	5.8	6.1	7.0	7.4	7.8
Combined ratio	86.2%	85.3%	87.8%	125.4%	95.0%

	At December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Total investments, funds held—directly managed and cash and cash equivalents	$17,222	$17,431	$18,026	$17,898	$18,181
Total assets	22,270	23,038	22,980	22,855	23,364
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	11,796	12,620	12,523	12,919	12,417
Debt related to senior notes	750	750	750	750	750
Debt related to capital efficient notes	71	71	71	71	71
Total shareholders’ equity attributable to PartnerRe Ltd.	7,049	6,710	6,933	6,468	7,207
Diluted book value per common share and common share equivalents outstanding	$126.21	$109.26	$100.84	$84.82	$93.77
Diluted tangible book value per common share and common share equivalents outstanding (3)	$114.76	$98.49	$90.86	$76.47	$85.53
Number of common shares outstanding, net of treasury shares	49.1	53.6	58.9	65.3	70.0

(1)
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares, the interest in earnings or losses of equity investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities) and certain withholding taxes on inter-company dividends (included in other expenses), net of tax, and is calculated after preferred dividends. Diluted operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss or diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.

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
The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2014, 2013 and 2012.

Executive Overview
The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.
Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. For further discussion of the Company’s Risk Management framework see Risk Management in Item 1 of Part I of this report.
The Company’s long-term objective is to manage a portfolio of diversified risks that will create total shareholder value. The Company measures its success in achieving its long-term objective by targeting a return, which is variable and can be adjusted by Management, in excess of a referenced risk-free rate over the reinsurance cycle. The return is calculated using compound annual growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends per common share (growth in Diluted Tangible Book Value per Share plus dividends) as its prime measure of long-term financial performance and believes this measure aligns the Company’s stated long-term objective with the measure most investors use to evaluate total shareholder value creation. See below in Key Financial Measures for further discussion.
Industry Environment, Strategic Initiatives and Capital Management
As described in more detail below, the Company's Non-life operations are facing a challenging and limited growth environment, which is driven by price decreases and significant pressure on terms and conditions in most markets and lines of business. These drivers reflect increased competition and excess capacity in the industry, relatively low loss experience and a prolonged period of low interest rates. While Management believes that the Company’s strong global franchise and geographical footprint position the Company well for the future, Management has also focused on various initiatives to further diversify the Company's business.
On January 25, 2015, the Company announced that it has signed the Amalgamation Agreement with AXIS. This transaction is expected to provide the Company with an opportunity to enter the primary insurance market, benefit from increased scale and enhanced market presence and to achieve substantial benefits related to capital efficiencies, expense savings and business synergies. The AXIS transaction is further described in Business in Item 1 of Part I of this report.
Among other initiatives, in 2013, Management announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of certain of its Non-life operations, both of which provided greater operational efficiency. In 2012, the Company completed the acquisition of PartnerRe Health, a U.S. specialty accident and health reinsurance and insurance writer, to diversify into new lines of business and to access and benefit from opportunities relates to the reform of the medical insurance in the U.S.
As a result of the challenging business environment described above, during 2014 the Company returned approximately $551 million to its common shareholders through share repurchases and $134 million through common share dividends. As the Company looks to 2015 and beyond, despite the challenging environment, Management remains confident that with the recently announced merger, its strong global franchise, geographical footprint and technical underwriting skills the Company's operations will continue to provide strong results and remains focused on maintaining its strong relationships with clients.
The following discussion provides an overview of the Company’s business and trends and commentary regarding the outlook for 2015 in each business.

Non-life reinsurance and insurance business, trends and 2015 outlook
The Company generates its Non-life reinsurance and insurance revenue from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and insurance and other risk transfer products. The reinsurance and insurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.
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
The Non-life reinsurance market has historically been highly cyclical in nature as evidenced by hard and soft markets. Since late 2003, the Company began to see the emergence of a soft market across most lines of business with general decreases in pricing and profitability. With the exception of lines and markets impacted by specific catastrophic or large loss events, this trend continued throughout the next decade.
During the January 1, 2015 renewals, the Company experienced a decrease of approximately 1% in renewable Non-life treaty business, on a constant foreign exchange basis. The decrease in renewable premium volume was driven by all Non-life sub-segments, except for the Global (Non-U.S.) P&C sub-segment, and reflects a very challenging renewal season, with clients retaining more business, further reductions in pricing, significant pressure on terms and conditions as a result of excess capital and limited new opportunities. The excess capacity in the industry and cedants retaining more business and decreasing the available premium in the global industry, combined with the growth in insurance-linked securities and other alternative capital flows into the industry, continue to provide a challenge to writing business that meets our profitability requirements. Despite these persistent challenging market conditions, the Company believes that its strong global franchise and geographic footprint, long track record, broad yet highly technical capabilities over many lines of business, position the Company well.
The Company writes a large majority of its business on a treaty basis and renewed approximately 70% of its total annual Non-life treaty business on January 1, 2015. The remainder of the Non-life treaty business renews at other times during the year. In addition to treaty business, the Company writes approximately $400 million of direct and facultative business which renews throughout the year.
Life and Health reinsurance business, trends and 2015 outlook
The Company’s Life and Health segment derives revenues primarily from renewal premiums from existing reinsurance treaties and new premiums from existing or new reinsurance treaties. Within the Life and Health segment, the Company writes mortality (including disability), longevity and, following the acquisition of PartnerRe Health, U.S. accident and health products. Management believes the existing life business and PartnerRe Health business provide the Company with diversification benefits and balance to its portfolio as they are generally not correlated to the Company’s Non-life business.
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
The acquisition of the PartnerRe Health business resulted in substantial overall premium growth in the Company’s Life and Health segment in 2013 and 2014, primarily as a result of its transition from a Managing General Agent (MGA) to an insurance carrier in 2013 (see Business in Item 1 of Part I of this report for more details) and the opportunities arising from the implementation of the Healthcare Act in the U.S. At the January 1, 2015 renewals, the expected premium volume, at constant foreign exchange rates, increased compared to the prior year renewal despite increased competition. Growth originated primarily from employer markets and reinsurance products that support the Healthcare Act. Management expects continued although more modest growth in 2015.
In terms of the Company's Life portfolio, the active January 1 renewals only impact the short-term in-force premium in the mortality line, which is a relatively limited portion of the overall Life portfolio. For those treaties that actively renewed, pricing conditions and terms were modestly softer from the January 1, 2014 renewals. Management expects moderate continued growth in the Company’s Life portfolio in 2015 from new business initiatives, assuming constant foreign exchange rates.
Investment business, trends and 2015 outlook
The Company generates revenue from its high quality investment portfolio, as well as the investments underlying the funds held - directly managed account, through net investment income, including coupon interest on fixed maturities and dividends on equities, and realized and unrealized gains and losses on investments.
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
The Company follows prudent investment guidelines through a strategy that seeks to maximize returns while managing investment risk in line with the Company’s overall objectives of earnings stability and long-term book value growth. The Company allocates its invested assets into two categories: liability funds and capital funds (see the discussion of liability funds and capital funds in Financial Condition, Liquidity and Capital Resources). A key challenge for the Company is achieving the right balance between current investment income and total returns (that include price appreciation or depreciation) in changing market conditions. The Company regularly reviews the allocation of investments to asset classes within its investment portfolio and its funds held - directly managed account and allocates investments to those asset classes the Company anticipates will outperform in the near future, subject to limits and guidelines. Similarly, the Company reduces its exposure to risk asset classes where returns are deemed unattractive. The Company may also lengthen or shorten the duration of its fixed maturity portfolio in anticipation of changes in interest rates, or increase or decrease the amount of credit risk it assumes, depending on credit spreads and anticipated economic conditions.
The Company’s investment operations have experienced volatile market conditions since the middle of 2007. The market conditions remained volatile in 2014, primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets. Assuming constant foreign exchange rates, Management expects net investment income to continue to decrease in 2015 compared to 2014 primarily due to lower reinvestment rates with low yields expected to continue throughout 2015. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).
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

Overview of Net Income
Net income, net income attributable to noncontrolling interests, net income attributable to ParterRe Ltd., preferred dividends, loss on redemption of preferred shares, net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars, except per share data):

	2014	2013	2012
Net income	$1,068	$673	$1,135
Net income attributable to noncontrolling interests	(13)	(9)	—
Net income attributable to PartnerRe Ltd.	1,055	664	1,135
Less:
Preferred dividends	57	58	62
Loss on redemption of preferred shares	—	9	—
Net income attributable to PartnerRe Ltd. common shareholders	$998	$597	$1,073
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$19.51	$10.58	$16.87
2014 compared to 2013
The increase in net income, net income attributable to PartnerRe Ltd., net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share in 2014 compared to 2013 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment gains of $533 million; and

•	a decrease in other expenses included in Corporate and Other of $40 million; partially offset by

•	an increase in income tax expense of $190 million, which was primarily related to the increase in pre-tax net realized and unrealized investment gains.
For diluted net income per share specifically, the increase was also due to the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases. The factors driving these increases and decreases are described in more detail in Review of Net Income below.
2013 compared to 2012
The decrease in net income, net income attributable to PartnerRe Ltd., net income attributable to PartnerRe Ltd. common shareholders and diluted net income per share in 2013 compared to 2012 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment losses of $655 million; and

•	a decrease in net investment income of $87 million and higher other expenses included in Corporate and Other of $68 million; partially offset by

•	a combined increase in the Non-life and Life underwriting result of $198 million; and

•	a decrease in income tax expense of $155 million.
For diluted net income per share specifically, the decrease was partially offset by the accretive impact of a reduction in the diluted number of common shares and common share equivalents outstanding as a result of share repurchases. The factors driving these increases and decreases are described in more detail in Review of Net Income below.
Key Factors Affecting Year over Year Comparability
The following key factors affected the year over year comparison of the Company’s results for the year ended December 31, 2014, 2013 and 2012 and may continue to affect our results of operations and financial condition in the future.

Volatility in capital markets
The results for the years ended December 31, 2014, 2013 and 2012 were significantly impacted by the volatility in the capital markets with the Company reporting net realized and unrealized gains (losses) on investments in net income as follows (in millions U.S. $):

Year ended December 31,	Total
2014	$372
2013	(161)
2012	494
In 2014, U.S. and European risk-free interest rates decreased and worldwide equity markets improved, while the U.S. dollar ending exchange rate at December 31, 2014 strengthened against most major currencies compared to December 31, 2013. The net result of these movements was a net realized and unrealized gain on investments recorded in net income.
In 2013, U.S. and European risk-free interest rates increased and equity markets improved and credit spreads narrowed, while the U.S. dollar ending exchange rate at December 31, 2013 weakened against most major currencies compared to December 31, 2012. The net result of these movements was a net realized and unrealized loss on investments recorded in net income, which was partially offset by an unrealized gain related to the initial public offering of an investment in a mortgage guaranty insurance company.
In 2012, credit spreads narrowed, equity markets improved and U.S. and European risk-free interest rates decreased, while the U.S. dollar ending exchange rate at December 31, 2012 weakened against most major currencies compared to December 31, 2011. The net result of these movements was a net realized and unrealized gain on investments recorded in net income.
Large catastrophic and large loss events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. For example, the Company's results for 2014 included no significant catastrophic losses, while in 2013 the Company incurred losses of $142 million, net of retrocession and reinstatement premiums, related to the combined impact of the German Hailstorm, Alberta Floods and the European Floods, and in 2012 the Company incurred losses of $318 million, net of retrocession and reinstatement premiums, related to the combined impact of Superstorm Sandy and the U.S. drought. As a reference point, the Company's results for 2011 included an unusually high frequency of high severity catastrophic events, including the Japan Earthquake and 2011 New Zealand Earthquakes, with incurred losses of $1,790 million, net of retrocession and reinstatement premiums.

Total(1)
Year ended December 31,	(in millions U.S. $)
2014	$—
2013	142
2012	318

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

The combined impact of large catastrophic losses on the Company’s technical result, net realized and unrealized investment gains or losses, pre-tax net income, loss ratio, technical ratio and combined ratio by segment and sub-segment and the large catastrophic losses by event for the years ended December 31, 2013 and 2012 were as follows (in millions of U.S. dollars):

2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$14	$11	$15	$115	$155	$—	$—	$155
Reinstatement premiums	—	—	—	(13)	(13)	—	—	(13)
Impact on technical result and pre-tax net income	$14	$11	$15	$102	$142	$—	$—	$142
Impact on the loss ratio	0.9%	1.5%	1.0%	25.0%	3.5%
Impact on the technical ratio	0.9%	1.5%	1.0%	25.0%	3.4%
Impact on the combined ratio					3.4%

2013								Total(1)
German Hailstorm								$58
Alberta Floods								48
European Floods								36
Impact on pre-tax net income								$142

(1)	Large catastrophic losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

2012	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$157	$2	$87	$82	$328	$—	$—	$328
Reinstatement premiums	—	—	(1)	(11)	(12)	—	—	(12)
Impact on technical result	$157	$2	$86	$71	$316	$—	$—	$316
Net realized and unrealized investment losses					—	—	2	2
Impact on pre-tax net-income					$316	$—	$2	$318
Impact on the loss ratio	13.4%	0.3%	6.3%	17.8%	8.7%
Impact on the technical ratio	13.4%	0.3%	6.3%	17.6%	8.7%
Impact on the combined ratio					8.7%

2012								Total(1)
Superstorm Sandy								$227
U.S. drought								91
Impact on pre-tax net income								$318

(1)	Large catastrophic losses and large losses are shown net of any reinsurance, reinstatement premiums and profit commissions.
Restructuring charges
The results for the years ended December 31, 2014 and 2013 were also impacted by the restructuring of the Company's business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations (the restructuring) announced in April 2013. The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs.

During the years ended December 31, 2014 and 2013, the Company recorded within Other expenses a pre-tax restructuring charge of $11 million and $58 million, respectively. These restructuring charges were primarily related to the termination plans in 2013 and to certain real estate costs in 2014.
Acquisition of PartnerRe Health
Effective December 31, 2012, the Company completed the acquisition of PartnerRe Health. The Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of PartnerRe Health from January 1, 2013. At the time of the acquisition, PartnerRe Health operated as an MGA, writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third party insurance companies. As a result, this transition affects the year over year comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs, and reduced MGA fee income, which is recorded in Other income, in 2014 compared to 2013.
Key Financial Measures
In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income, Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.
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
While growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 these were as follows:

		December 31, 2014	December 31, 2013
Diluted tangible book value per common share and common share equivalents outstanding(1)		$114.76	$98.49
Growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)		19.2%

	2014	2013	2012
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$755	$722	$664
Diluted operating earnings per common share and common share equivalents outstanding attributable to PartnerRe Ltd. common shareholders (3)	$14.76	$12.79	$10.43
Operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	13.5%	12.7%	12.3%
Combined ratio (5)	86.2%	85.3%	87.8%

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

(3)
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares, the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities) and certain withholding taxes on inter-company dividends (included in other expenses), net of tax, and is calculated after preferred dividends. Operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and are reconciled to the most directly comparable GAAP financial measure below.

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

(5)
The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other expense ratio (other expenses divided by net premiums earned).

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
Diluted Tangible Book Value per Share at December 31, 2014 and 2013 and the calculation of the growth in Diluted Tangible Book Value per Share plus dividends for the year ended December 31, 2014 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the total shareholder value creation for the year ended December 31, 2014 in order for the shareholders to monitor performance.

	December 31, 2014	December 31, 2013
Diluted tangible book value per share	$114.76	$98.49
Dividends declared per common share during the year ended December 31, 2014	2.68
Diluted tangible book value per share plus dividends	$117.44
Growth in diluted tangible book value per share plus dividends	19.2%
The Company’s Diluted Tangible Book Value per Share increased by 16.5%, from $98.49 at December 31, 2013 to $114.76 at December 31, 2014, primarily due to net income attributable to PartnerRe Ltd. and the accretive impact of share repurchases, which was partially offset by dividends on the common and preferred shares. The growth in Diluted Tangible Book Value per Share plus dividends was 19.2% during the year ended December 31, 2014. This growth was driven by net income attributable to PartnerRe Ltd. and dividends declared on the common shares.
Over the past five years, since December 31, 2009, the Company has generated a compound annual growth in Diluted Tangible Book Value per Share plus dividends in excess of 10%. Over the past ten years, since December 31, 2004, the Company has generated a compound annual growth in Diluted Tangible Book Value per Share plus dividends in excess of 12%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at December 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	December 31, 2014	December 31, 2013
Diluted book value per common share and common share equivalents outstanding(1)	$126.21	$109.26
Less: goodwill and other intangible assets, net of tax, per share	11.45	10.77
Diluted tangible book value per share	$114.76	$98.49

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

Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) and operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share): Management uses operating earnings or loss and diluted operating earnings or loss per share to measure its financial performance as these measures focus on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses, loss on redemption of preferred shares, certain interest in earnings or losses of equity method investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities) and certain withholding taxes on inter-company dividends. Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Loss on the redemption of preferred shares is not indicative of the performance of, and distorts trends in, the Company’s business as it resulted from general economic and financial market conditions, and the timing of the loss on redemption was largely opportunistic. Interest in earnings or losses of equity method investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Withholding taxes on inter-company dividends are not indicative of the performance of, and distort trends in, the Company’s business as they relate to an inter-company transaction rather than the Company's core operating performance. Management believes that the use of operating earnings or loss and diluted operating earnings or loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.
Operating earnings increased by $33 million, from $722 million in 2013 to $755 million in 2014. The increase in operating earnings was primarily due to:

•	a decrease of $40 million in other expenses included in Corporate and Other, driven by the restructuring charge recorded in 2013; and

•
a decrease of $9 million in operating tax expense, primarily driven by a higher distribution of the Company's pre-tax net income recorded in non-taxable jurisdictions in 2014 compared to 2013; partially offset by

•
a decrease of $16 million in the Non-life underwriting result, which was mainly driven by a decrease in the current accident year technical result in the North America, Global (Non-U.S.) P&C and Catastrophe sub-segments, and a decrease in favorable prior year loss development. These decreases were partially offset by the absence of large catastrophic losses in 2014 compared to losses related to the German Hailstorm, Alberta Floods and European Floods in 2013. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
Diluted operating earnings per share increased from $12.79 in 2013 to $14.76 in 2014, primarily due to the increase in operating earnings and the accretive impact of share repurchases.
Operating earnings increased by $58 million, from $664 million in 2012 to $722 million in 2013. The increase was primarily due to:

•
an improvement in the Non-life and Life and Health underwriting results, driven by a lower level of large catastrophic and large losses and a higher level of favorable prior year loss development, reduced by a higher level of mid-sized loss activity; partially offset by

•	a decline in net investment income driven by lower reinvestment rates; and

•	higher other expenses driven by restructuring charges.
Diluted operating earnings per share increased from $10.43 in 2012 to $12.79 in 2013, primarily due to the increase in operating earnings and the accretive impact of share repurchases.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in 2014 compared to 2013 and in 2013 compared to 2012 are further described in Review of Net Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Net income attributable to PartnerRe Ltd.	$1,055	$664	$1,135
Less:
Net realized and unrealized investment gains (losses), net of tax	286	(127)	392
Net foreign exchange (losses) gains, net of tax	(46)	2	8
Interest in earnings of equity method investments, net of tax	9	9	9
Withholding tax on inter-company dividends, net of tax	(6)	—	—
Dividends to preferred shareholders	57	58	62
Operating earnings attributable to PartnerRe Ltd. common shareholders	$755	$722	$664

Per diluted share:
Net income attributable to PartnerRe Ltd. common shareholders	$19.51	$10.58	$16.87
Less:
Net realized and unrealized investment gains (losses), net of tax	5.60	(2.25)	6.17
Net foreign exchange (losses) gains, net of tax	(0.90)	0.04	0.13
Interest in earnings of equity method investments, net of tax	0.17	0.16	0.14
Withholding tax on inter-company dividends, net of tax	(0.12)	—	—
Loss on redemption of preferred shares	—	(0.16)	—
Operating earnings attributable to PartnerRe Ltd. common shareholders	$14.76	$12.79	$10.43

Operating ROE: Management uses Operating ROE as a measure of profitability that focuses on the return to common shareholders on an annual basis. To support the Company’s growth objectives, most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in misestimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s growth objectives.
Operating ROE increased from 12.7% in 2013 to 13.5% in 2014. The increase in Operating ROE was due to higher operating earnings, driven by the reasons described above, partially offset by a higher diluted book value per share at January 1, 2014 compared to January 1, 2013. The factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.
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
The average Operating ROE for the last five years and ten years was 7.2% and 11.1%, respectively. Both the five-year and the ten-year averages primarily reflect some years that were impacted by significant catastrophic losses and other years that were not impacted by catastrophes. Due to the volatility related to the level of catastrophic losses incurred, Management believes that it is more appropriate to measure performance based on an average Operating ROE target over the reinsurance cycle rather than focusing on the results for single periods.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	17.9%	10.5%	19.9%
Less:
Net realized and unrealized investment gains (losses), net of tax, on beginning diluted book value per common share	5.1	(2.2)	7.3
Net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	(0.8)	—	0.1
Net interest in earnings of equity method investments, net of tax, on beginning diluted book value per common share	0.2	0.2	0.2
Withholding tax on inter-company dividends, net of tax, on beginning diluted book value per common share	(0.1)	—	—
Loss on redemption of preferred shares, on beginning diluted book value per common share	—	(0.2)	—
Operating return on beginning diluted book value per common share	13.5%	12.7%	12.3%
Combined ratio: The combined ratio is used industry-wide as a measure of underwriting profitability for Non-life business. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and other expenses are less than the premiums earned on that business. While an important metric of underwriting profitability, the combined ratio does not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately made to clients. The key challenges in managing the combined ratio metric consist of (i) focusing on underwriting profitable business even in the weaker part of the reinsurance cycle, as opposed to growing the book of business at the cost of profitability, (ii) diversifying the portfolio to achieve a good balance of business, with the expectation that underwriting losses in certain lines or markets may potentially be offset by underwriting profits in other lines or markets, and (iii) maintaining control over expenses.

Since 2004, the Company has had underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment in each year, except for 2005 and 2011. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses in the U.S., with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In 2011, when the industry incurred a high frequency of large losses related to the 2011 catastrophic events the Company recorded a net underwriting loss and Non-life combined ratio of 125.4%.
The Non-life combined ratio increased by 0.9 points, from 85.3% in 2013 to 86.2% in 2014. The increase in the combined ratio in 2014 compared to 2013 was mainly driven by a decrease in the current accident year technical result and a decrease in favorable prior year loss development. These decreases in the combined ratio were partially offset by the absence of large catastrophic losses in 2014 compared to losses related to the German Hailstorm, Alberta Floods and European Floods in 2013. The impact on the combined ratio of the catastrophic events for each year is analyzed above. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
The Non-life combined ratio decreased by 2.5 points, from 87.8% in 2012 to 85.3% in 2013. The decrease in the combined ratio in 2013 compared to 2012 was primarily due to a lower level of large catastrophic losses and large losses and a lower other expense ratio driven by an increased level of net premiums earned, which were partially offset by a higher level of mid-sized loss activity. The impact on the combined ratio of the catastrophic events for each year is analyzed above.
The other lesser factors contributing to increases or decreases in the combined ratio for all years presented are described further in Review of Net Income below.
The Company uses the combined ratio to measure its overall underwriting profitability for its Non-life segment as a whole. Given the Company does not allocate other expenses to its Non-life sub-segments, Management measures the underwriting profitability of the Non-life sub-segments by using the technical result and technical ratio as described in Results by Segment below.
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
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Notes to Consolidated Financial Statements, including Note 2 - Significant Accounting Policies, for a full understanding of the Company’s accounting policies. The sensitivity estimates that follow are based on outcomes that the Company considers reasonably likely to occur.
Unpaid Losses and Loss Expenses
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
The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are first paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. The Company considers agriculture, catastrophe, energy, property, motor business written in the U.S., proportional motor business written outside of the U.S., specialty property and structured property to be short-tail lines; aviation/space, credit/surety, engineering, marine and multiline to be medium-tail lines; and casualty, non-proportional motor business written outside of the U.S. and specialty casualty to be long-tail lines of business. For all lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves.
The Company analyzes its ultimate losses and loss expenses after consideration of the loss experience of various reserving cells. The Company assigns treaties to reserving cells and allocates losses from the treaty to the reserving cell. The reserving cells are selected in order to ensure that the underlying treaties have homogeneous loss development characteristics (e.g., reporting tail) but are large enough to make estimation of trends credible. The selection of reserving cells is reviewed annually and changes over time as the business of the Company evolves. For each reserving cell, the Company tabulates losses in reserving triangles that show the total reported or paid claims at each financial year end by underwriting year cohort. An underwriting year is the year during which the reinsurance treaty was entered into as opposed to the year in which the loss occurred (accident year), or the calendar year for which financial results are reported. For each reserving cell, the Company’s estimates of loss reserves are reached after a review of the results of several commonly accepted actuarial projection methodologies. In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the reserving cell and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, paid and reported Chain Ladder methods, Expected Loss Ratio method, paid and reported Bornhuetter-Ferguson (B-F) methods, and paid and reported Benktander methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of claims. For example, reserves established for the catastrophe line are primarily a function of the presence or absence of catastrophic events during the year, and the complexity and uncertainty associated with estimating unpaid losses from these large disclosed events. Internal and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer. In addition, reserves are also established in consideration of mid-sized and attritional loss events that occur during a year. In the case of asbestos and environmental claims, the Company has established reserves for future losses and allocated loss expenses based on the results of periodic actuarial studies, which consider the underlying exposures of the Company’s cedants.
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
The principal reserving methods used for the major components of each reserving line are as follows:

Reserving line	Non-life sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global Specialty	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL
Aviation / Space	Global Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL
Casualty	North America	Expected Loss Ratio	Reported B-F / Reported CL
Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL / Paid B-F
Catastrophe	Catastrophe	Expected Loss Ratio based on exposure analysis / Loss event specific	Loss event specific
Credit / Surety	North America and Global Specialty	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL
Energy Onshore	Global Specialty	Expected Loss Ratio / Reported B-F	Reported CL / Reported B-F/ Reported B-K
Engineering	Global Specialty	Expected Loss Ratio / Reported B-F	Reported B-F / Reported CL
Marine / Energy Offshore	Global Specialty	Reported B-F / Expected Loss Ratio	Reported B-F / Reported CL
Motor	North America	Expected Loss Ratio	Expected Loss Ratio /Reported B-F
Motor—Non-proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL
Motor—Proportional	Global (Non-U.S.) P&C	Expected Loss Ratio / Reported B-F / Paid B-F	Reported B-F / Reported CL
Multiline	North America and Global Specialty	Expected Loss Ratio / Reported B-F	Reported B-F
Property	North America	Reported B-F / Expected Loss Ratio	Reported B-F / Loss event specific
Property / Specialty Property	Global (Non-U.S.) P&C and Global Specialty	Expected Loss Ratio / Reported B-F / Reported B-K / Paid B-F	Reported CL / Reported B-F / Reported B-K / Paid B-F
Other	North America, Global (Non-U.S.) P&C and Global Specialty	Periodic actuarial studies	Periodic actuarial studies
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

As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors based on amounts recorded at December 31, 2014 was as follows:

Reserving lines selected assumptions	Higher a priori loss ratios	Higher loss development factors	Higher tail factors(1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors(1)
Agriculture	5 points	3 months	2%	(5) points	(3) months	(2)%
Aviation / Space	5	3	5	(5)	(3)	(5)
Casualty / Specialty Casualty	10	6	10	(10)	(6)	(10)
Catastrophe	5	3	2	(5)	(3)	(2)
Credit / Surety	5	3	2	(5)	(3)	(2)
Energy Onshore	5	3	2	(5)	(3)	(2)
Engineering	10	6	5	(10)	(6)	(5)
Marine / Energy Offshore	5	3	5	(5)	(3)	(5)
Motor—Non-U.S. Non-proportional business	10	12	10	(10)	(12)	(10)
Motor—Non-U.S. Proportional business	5	3	2	(5)	(3)	(2)
Motor—North America business	5	3	2	(5)	(3)	(2)
Multiline	5	6	5	(5)	(6)	(5)
Property / Specialty Property	5	3	2	(5)	(3)	(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors(1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors(1)
Agriculture	$30	$10	$—	$(30)	$—	$—
Aviation / Space	15	35	5	(15)	(20)	—
Casualty / Specialty Casualty	380	90	245	(380)	(60)	(225)
Catastrophe	5	—	—	(5)	—	—
Credit / Surety	30	25	5	(30)	(10)	—
Energy Onshore	5	10	—	(5)	(5)	—
Engineering	40	35	50	(40)	(25)	(35)
Marine / Energy Offshore	25	35	—	(25)	(20)	—
Motor—Non-U.S. Non-proportional business	30	15	60	(30)	(15)	(55)
Motor—Non-U.S. Proportional business	20	15	—	(20)	(5)	—
Motor—North America business	10	5	10	(10)	(5)	(5)
Multiline	15	15	25	(10)	(10)	(20)
Property / Specialty Property	40	85	—	(40)	(30)	—

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.
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
During 2014, 2013 and 2012, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Net Non-life prior year favorable loss development:
North America	$251	$223	$218
Global (Non-U.S.) P&C	134	180	114
Global Specialty	258	227	251
Catastrophe	17	91	45
Total net Non-life prior year favorable loss development	$660	$721	$628
The net Non-life prior year favorable loss development for the years ended December 31, 2014, 2013 and 2012 was driven by the following factors (in millions of U.S. dollars):

	2014	2013	2012
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(38)	$(71)	$(94)
Net prior year loss development due to all other factors(2)	698	792	722
Total net Non-life prior year favorable loss development	$660	$721	$628

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
The net prior year favorable loss development for the year ended December 31, 2014 by reserving line for the Company’s Non-life segment was as follows (in millions of U.S. dollars):

Reserving lines	Net favorable prior year loss development
Agriculture	$2
Aviation / Space	62
Casualty / Specialty Casualty	245
Catastrophe	17
Credit / Surety	(12)
Energy Onshore	21
Engineering	(9)
Marine / Energy Offshore	120
Motor—Non-U.S. Non-proportional business	34
Motor—Non-U.S. Proportional business	(5)
Motor—North America business	(9)
Multiline	—
Property / Specialty Property	195
Other	(1)
Total net Non-life prior year favorable loss development	$660
Actual losses paid and reported compared with the Company’s expectations, and the changes of the Company’s reserving parameter assumptions in response to the emerging development for each reserving line during the year ended December 31, 2014 were as follows:

•	Agriculture: Losses reported in 2014 for North America business and Global Specialty business in aggregate were close to expectations which resulted in insignificant change in loss ratios.

•
Aviation / Space: Aggregate losses reported in 2014 were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2013 and prior.

•
Casualty / Specialty Casualty: Aggregate losses reported in 2014 for North America business were below the Company’s expectations as losses for underwriting years 2009 and prior continue to emerge below expectations. Aggregate losses reported in 2014 for both Global (Non-U.S.) P&C and Global Specialty sub-segments were below the Company’s expectations for most prior underwriting years. The Company reflected this experience by reducing the selected loss ratios for these underwriting years.

•
Catastrophe: In aggregate, the Company has recorded reductions in ultimate loss estimates during 2014 for a number of prior year loss events across several underwriting years to reflect lower loss emergence. This was partially offset by an increase in the loss estimates for the 2011 New Zealand Earthquakes during 2014 (see below for more details).

•
Credit / Surety: Aggregate losses reported in 2014 were higher than expected for the Company’s Global (Non-U.S.) surety business mainly on underwriting years 2009 and prior, which led the Company to increase its loss ratios accordingly. This was partially offset by favorable activity in the Company’s Global (Non-U.S.) credit business and North America surety business. For the Company’s Global (Non-U.S.) credit business, loss development during 2014 which was significantly better than expected across several underwriting years but mainly from underwriting years 2011 and 2012. The Company reduced its loss ratios for these underwriting years to reflect the lower than expected loss emergence. Aggregate losses reported in 2014 were slightly lower than expected for North America Surety business, giving rise to a modest level of favorable development.

•
Energy Onshore: Aggregate losses reported in 2014 were lower than expected across most underwriting years. The Company reflected the favorable development by reducing its loss ratios for these underwriting years.

•
Engineering: Aggregate losses reported in 2014 were higher than expected across several underwriting years reflecting increased exposure for proportional business. These increases were partially offset by lower loss ratios resulting from aggregate losses reported in 2014 being slightly lower than expected for several underwriting years.

•
Marine / Energy Offshore: Aggregate losses reported in 2014 were significantly lower than expected across all underwriting years driven entirely by the Energy Offshore business. The Company reduced its loss ratios for these underwriting years to reflect the lower than expected loss emergence.

•	Motor:

▪
Non-U.S. Non Proportional: Aggregate losses reported in 2014 for the Global (Non-U.S.) P&C motor non-proportional line were lower than expected across all underwriting years but primarily for underwriting years 2009 and prior resulting in the Company reducing its loss ratios for these underwriting years.

▪
Non-U.S. Proportional: Aggregate losses reported in 2014 for the Global (Non-U.S.) P&C motor proportional line were slightly higher than expectations in aggregate, which led to modest increases in loss ratios by the Company on certain underwriting years.

▪
North America: Aggregate losses reported in 2014 for the North America motor line were higher than expected primarily from underwriting years 2011 to 2013 resulting in the Company increasing its loss ratios for these underwriting years.

•
Multiline: Reported losses in 2014 were as expected for North America business in aggregate. Higher than expected activity in underwriting year 2013 was offset by favorable activity primarily from underwriting years 2010 to 2012 which in aggregate resulted in insignificant change in loss ratios.

•
Property / Specialty Property: Aggregate reported losses in 2014 were significantly lower than expected for Global (Non-U.S.) P&C, Global Specialty and North America property lines business and were driven by loss activity related to large property events and attritional property losses primarily from underwriting years 2012 and 2013. The Company reflected this experience by reducing its loss ratios for these underwriting years.

The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total gross, ceded and net loss reserves recorded at December 31, 2014 by reserving line for the Company's Non-life operations were as follows (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$38	$4	$492	$534	$(1)	$533
Aviation / Space	246	14	189	449	(39)	410
Casualty / Specialty Casualty	1,395	131	2,457	3,983	(26)	3,957
Catastrophe	312	57	123	492	(37)	455
Credit / Surety	258	(5)	223	476	—	476
Energy Onshore	108	4	85	197	(6)	191
Engineering	279	—	231	510	(14)	496
Marine / Energy Offshore	300	14	356	670	(82)	588
Motor—Non-U.S. Non-proportional business	422	2	339	763	(5)	758
Motor—Non-U.S. Proportional business	141	1	113	255	(1)	254
Motor—North America business	76	2	92	170	—	170
Multiline	83	13	171	267	—	267
Property / Specialty Property	577	17	385	979	(4)	975
Other	1	—	—	1	—	1
Total Non-life reserves	$4,236	$254	$5,256	$9,746	$(215)	$9,531
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at December 31, 2014. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at December 31, 2014 and 2013 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2014 Net Non-life sub-segment loss reserves:
North America	$3,289	$3,597	$2,610
Global (Non-U.S.) P&C	2,161	2,459	1,770
Global Specialty	3,626	4,108	2,905
Catastrophe	455	503	403

2013 Net Non-life sub-segment loss reserves:
North America	$3,517	$3,644	$2,879
Global (Non-U.S.) P&C	2,427	2,644	2,045
Global Specialty	3,772	3,984	3,250
Catastrophe	663	675	534

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $9,531 million of net Non-life loss reserves at December 31, 2014, net loss reserves for accident years 2005 and prior of $575 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of this report for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the 2010 New Zealand Earthquake, 2011 New Zealand Earthquakes (collectively, New Zealand Earthquakes) and the Japan Earthquake and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2014.
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
During the year ended December 31, 2013, the Company cautiously reduced the additional gross reserves by $10 million to $40 million, primarily reflecting the reduced level of uncertainty associated with the Japan Earthquake in the first half of 2013.  As a result of further cedant revisions to loss estimates and cedants reallocating their losses between the different New Zealand Earthquakes during the latter half of 2013, the Company maintained the additional gross reserves of $40 million at December 31, 2013 and primarily allocated this remaining reserve to the New Zealand Earthquakes to reflect the continuing uncertainty related to these events described above. During the year ended December 31, 2014, the Company increased its loss estimates related to the New Zealand Earthquakes following the receipt of updated cedant information. Concurrent with increasing its loss estimate, and partially offsetting the impact, the Company reduced the additional gross reserves by $40 million. At December 31 2014, the Company does not have any remaining unallocated IBNR related to the Japan Earthquake and New Zealand Earthquakes.
Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2014 included $189 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2014 was $201 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $127 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $74 million in gross reserves, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.
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
Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts relate to the Company’s Life and Health segment, which predominantly includes:

•	reinsurance of longevity, subdivided into standard and non-standard annuities;

•
mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, TCI primarily written in the U.K. and Ireland, and GMDB business primarily written in Continental Europe; and

•
following the acquisition of PartnerRe Health, specialty accident and health business, including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs.

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

•
Longevity: The reserves for the annuity portfolio of reinsurance contracts within the longevity book are established in accordance with the provisions for long duration insurance contracts under U.S. GAAP. Many of these contracts subject the Company to risks arising from policyholder mortality over a period that extends beyond the periods in which premiums are collected. For long duration contracts, the Company establishes initial reserves based upon Management’s best estimate of policy benefits and includes a provision for adverse deviation. Management’s best estimate relies upon actuarial indications of future policy benefits. The provision for adverse deviation contemplates reasonable deviations from the best estimate assumptions for the key risk elements relevant to the product being evaluated, including mortality expenses, and discount rate among others, and are recorded in accordance with U.S. GAAP and applicable actuarial standards. The Company’s actuaries annually verify the current reserving assumptions in consideration of evolving experience and the actuarial indications for assumptions relating to future policy benefits, including mortality and future investment income, among others. Management makes no adjustments to recorded deferred acquisition costs or future policy benefits if the actuarial indications conclude that current recorded U.S. GAAP policy benefits are adequate. The Company establishes a premium deficiency reserve, or an increase to future policy benefits to the extent that deferred acquisition costs are insufficient to cover the premium deficiency reserve, if the actuarial indication of life policy benefits is greater than current recorded aggregate amounts for policy benefits, settlement costs, and deferred acquisition costs.

For standard annuities, the main risk is a faster increase in future life span than expected in the medium to long term. Non-standard annuities are annuities sold to people with aggravated health conditions and are usually medically underwritten on an individual basis and the main risk is the inadequate assessment of the future life span of the insured.

•
Mortality: The reserves for the short-term mortality business are established in accordance with the provisions for short duration insurance contracts under U.S. GAAP. They consist of case reserves and IBNR, calculated at the treaty level based upon cedant information. The Company’s reserving methodology includes a quarterly review of actual experience against expected experience and the use of the Expected Loss Ratio method described in Losses and Loss Expenses above. Given the very short-term loss development of this portion of the portfolio, this method is considered appropriate.

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

•
Accident and Health: The unpaid loss and loss expense reserves for accident and health business are established in accordance with the provisions for short duration insurance contracts under U.S. GAAP. Reserves are initially calculated using the Expected Loss Ratio method. Subsequently, the Company’s reserving methodology utilizes actual reported loss experience and the Bornhuetter-Ferguson method to calculate IBNR.

The Company’s gross and net reserves for life and health contracts by reserving line at December 31, 2014 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$8	$220	$—	$228	$(25)	$203
Longevity	1	121	388	510	(3)	507
Mortality	237	532	543	1,312	(1)	1,311
Total	$246	$873	$931	$2,050	$(29)	$2,021
Gross reserves for future policy benefits for life contracts includes a provision for adverse deviation of $126 million and $127 million at December 31, 2014 and 2013, respectively.
As an example of the sensitivity of the Company’s reserves for life and health contracts to reserving parameter assumptions by reserving line, the effect of different assumption selections based on the gross reserves recorded at December 31, 2014 was as follows (in millions of U.S. dollars):

Reserving lines	Factors	Change	Impact on total Life and Health reserves
Longevity
Standard and non-standard annuities	Mortality improvements per annum	1%	$265
Mortality
Long-term and TCI	Mortality	10%	$176
GMDB	Stock market performance	10% / -10%	$(2)/3
Health	Expected loss ratio	10% / -10%	$26/(26)
It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.
Premiums and Acquisition Costs
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual premium reported data. Approximately 46%, 48% and 43% of the Company’s reported net premiums written for the years ended December 31, 2014, 2013 and 2012, respectively, were based upon estimates.
Under proportional treaties, which represented 79% of the Company’s total gross premiums written for the year ended December 31, 2014, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty. As such, reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium and acquisition cost estimates are updated as new information is received from the cedants and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.
Under non-proportional treaties, which represented 21% of the Company’s total gross premiums written for the year ended December 31, 2014, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. In addition, many of the non-proportional treaties include reinstatement premium provisions. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event.
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
The amounts recorded within net premiums written and earned that related to changes in prior year premium estimates reported by cedants for each Non-life sub-segment for the year ended December 31, 2014 were as follows (in millions of U.S. dollars):

Non-life sub-segment	Net premiums written	Net premiums earned
North America	$19	$15
Global (Non-U.S.) P&C	15	10
Global Specialty	61	33
Catastrophe	(4)	(5)
Total	$91	$53
These increases in net premiums written and earned, after the corresponding adjustments to acquisition costs and losses and loss expenses, did not have a material impact on the Company’s consolidated pre-tax net income.
As an example of the sensitivity of the Company’s Non-life net premiums written and acquisition costs to changes in estimates, the effect of different assumption selections on pre-tax net income based on amounts recorded for the year ended December 31, 2014 was as follows (in millions of U.S. dollars):

	Change	Impact on pre-tax net income
Net premiums written—Non-life proportional treaties (1)	+/-5%	$	+/-17
Net premiums written—Non-life non-proportional treaties (2)	+/-5%	$	+/-21
Acquisition costs—all Non-life treaties (3)	+/-1%	$	-/+5

(1)
The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and is made by applying the reported technical ratio for the year ended December 31, 2014.

(2)
The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and also assume there is no change in losses and loss expenses and is made by applying the reported acquisition ratio for the year ended December 31, 2014.

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
Income Taxes
Under U.S. GAAP, a deferred tax asset or liability is to be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. U.S. GAAP also establishes procedures to assess whether a valuation allowance should be established for deferred tax assets. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Management must use its judgment in considering the relative impact of positive and negative evidence. The Company has also established tax liabilities relating to uncertain tax positions as defined under U.S. GAAP of $19 million at December 31, 2014 (see Notes 2(l) and 15 to Consolidated Financial Statements in Item 8 of Part II of this report).
The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2014 of $157 million, after a valuation allowance of $68 million. The most significant component of the deferred tax asset (after valuation allowance) relates to loss reserve discounting for tax purposes.
The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. The valuation allowance of $68 million, recorded at December 31, 2014, primarily related to a foreign tax credit carryforward of $47 million in Ireland and to tax loss carryforwards of $20 million and $1 million in Singapore and Canada, respectively.
In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions.
As an example of the sensitivity of the Company’s unrecognized tax benefit related to uncertain tax positions, deferred tax asset and net deferred tax liability, the impact of different assumption selections on the Company’s net income and the corresponding impact on net assets based on amounts recorded at December 31, 2014 was as follows (in millions of U.S. dollars):

	2014	Change	Impact on net income and net assets
Unrecognized tax benefit related to uncertain tax positions	$(19)	10%	$(2)
Deferred tax asset	157	(10)%	(16)
Net deferred tax liability	(206)	10%	(21)
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2014, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

December 31, 2014
Fixed maturities	$600
Equities	40
Other invested assets (including certain derivatives)	116
Funds held – directly managed account	13
Total	$769
For the Company’s fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account categorized as Level 3, a 10% decline in the fair value of these investments at December 31, 2014 would result in a $77 million pre-tax charge to net income or loss and a corresponding reduction in total assets.
In addition to other invested assets included in the table above for Level 3 of $116 million and the combined fair value of Level 1 and Level 2 derivative liabilities of $4 million, the Company’s other invested assets also include various investments which are accounted for using the cost method of accounting or equity method of accounting of $187 million at December 31, 2014. The Company does not measure its investments that are accounted for using any of these methods at fair value. For investments that are accounted for using the cost method of accounting or equity method of accounting, a 10% decline in the carrying value of these investments at December 31, 2014 would result in a $19 million pre-tax charge to net income or loss and a corresponding reduction in investments and total assets.
The Company utilizes derivatives for a variety of purposes. The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Most of the Company’s derivatives are fair valued using significant other observable inputs (fair value of $5 million net liability position at December 31, 2014), referred to as Level 2 assets, and included foreign exchange forward contracts, interest rate swaps, foreign currency options and to-be-announced mortgage-backed securities (TBAs). The Company’s derivatives that are fair valued using quoted prices in active markets, referred to as Level 1 assets, had fair value of less than $1 million at December 31, 2014, and included treasury and equity futures. In addition, the Company has certain total return swaps and insurance-linked securities that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. The total return swaps and insurance-linked securities that are classified as Level 3 were in a net liability position with a combined fair value of $2 million at December 31, 2014, based on a combined notional exposure of $188 million.
In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. At December 31, 2014, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $3 million decrease or increase, respectively, in the fair value of its total return and interest rate swap portfolio categorized as Level 3.
The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio primarily references certain bonds issued by U.S. municipalities. At December 31, 2014, the notional value of the total return swap portfolio categorized as Level 3 was $43 million and the fair value of the assets underlying the total return swap portfolio categorized as Level 3 was $41 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio at December 31, 2014.
At December 31, 2014, the Company’s insurance-linked securities that are classified as Level 3 include longevity swaps and weather derivatives, with an insignificant combined fair value. At December 31, 2014, the notional exposure of the longevity swaps and weather derivatives classified as Level 3 was $133 million and $12 million, respectively. At December 31, 2014, the Company estimated that a 10% improvement in the mortality assumption used in the Company’s internal valuation models for its longevity swaps would result in a $4 million decrease in the fair value of its longevity swap portfolio. The weather derivatives categorized as Level 3 are exposed to wind events, and any change in the assumptions used in the Company’s internal models would have an insignificant impact on the fair value of weather derivatives at December 31, 2014.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination (PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health). The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Based upon the Company's assessment, there was no impairment of the Company’s goodwill asset of $456 million at December 31, 2014.
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
Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships and U.S. licenses arising from acquisitions. Definite-lived intangible assets are amortized over their useful lives. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that impairment may exist. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $160 million at December 31, 2014.
Results of Operations
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of this report for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•
the U.S. dollar average exchange rate was weaker against most currencies, except the Japanese yen and Canadian dollar, in 2014 compared to 2013 and was stronger against most currencies, except the euro and Swiss franc, in 2013 compared to 2012; and

•	the U.S. dollar ending exchange rate strengthened against most currencies at December 31, 2014 compared to December 31, 2013.
Review of Net Income
Management analyzes the Company’s net income or loss in three parts: underwriting result, investment result and other components of net income or loss. Underwriting result consists of net premiums earned and other income or loss less losses and loss expenses and life policy benefits, acquisition costs and other expenses. Investment result consists of net investment income, net realized and unrealized investment gains or losses and interest in earnings or losses of equity method investments. Net investment income includes interest, dividends and amortization, net of investment expenses, generated by the Company’s investment activities, as well as interest income generated on funds held assets. Net realized and unrealized investment gains or losses include sales of the

Company’s fixed income, equity and other invested assets and investments underlying the funds held – directly managed account and changes in net unrealized gains or losses. Interest in earnings or losses of equity method investments includes the Company’s strategic investments. Other components of net income or loss include technical result and other income or loss, other expenses, interest expense, amortization of intangible assets, net foreign exchange gains or losses and income tax expense or benefit.
The components of net income for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars, except per share data):

	2014	2013	2012
Underwriting result:
Non-life	$610	$626	$456
Life and Health	13	12	(16)
Investment result:
Net investment income	480	484	571
Net realized and unrealized investment gains (losses)	372	(161)	494
Interest in earnings of equity method investments(1)	15	14	10
Corporate and Other:
Technical result(2)	—	8	4
Other income(2)	5	3	3
Other expenses	(130)	(170)	(102)
Interest expense	(49)	(49)	(49)
Amortization of intangible assets(3)	(27)	(27)	(32)
Net foreign exchange gains (losses)	18	(18)	—
Income tax expense	(239)	(49)	(204)
Net income	$1,068	$673	$1,135

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

(3)
Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and PartnerRe Health in 2012. The acquisition of PartnerRe Health was effective December 31, 2012 and, accordingly, no amortization expense related to the intangible assets acquired has been recorded during the year ended December 31, 2012.

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
The components of the underwriting result and combined ratio for the Non-life segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014		2013		2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$199	95.5%	$303	92.8%	$396	89.1%
Large catastrophic losses and large losses(1)	—	—	(142)	3.4	(316)	8.7
Prior accident years technical result and ratio
Net favorable prior year loss development	660	(15.1)	721	(17.0)	628	(17.0)
Technical result and ratio, as reported	$859	80.4%	$882	79.2%	$708	80.8%
Other income	3	—	3	—	5	—
Other expenses	(252)	5.8	(259)	6.1	(257)	7.0
Underwriting result and combined ratio, as reported	$610	86.2%	$626	85.3%	$456	87.8%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2014 compared to 2013
The underwriting result for the Non-life segment decreased by $16 million (corresponding to an increase of 0.9 points in the combined ratio), from $626 million (85.3 points on the combined ratio) in 2013 to $610 million (86.2 points on the combined ratio) in 2014 primarily due to:

•
The current accident year technical result, adjusted for large catastrophic losses—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to the North America, Global (Non-U.S.) P&C and Catastrophe sub-segments. These decreases were driven by higher acquisition cost ratio in the North America and Global (Non-U.S.) P&C sub-segments and a decrease in net premiums earned, which in the absence of catastrophic losses directly impacts the technical result, in the Catastrophe sub-segment.

•
Net favorable prior year loss development—a decrease of $61 million from $721 million (17.0 points on the technical ratio) in 2013 to $660 million (15.1 points on the technical ratio) in 2014. The decrease in net favorable prior year loss development was due to decreases in the Catastrophe and Global (Non-U.S.) P&C sub-segments, which were partially offset by increases in the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in 2014 compared to 2013 were partially offset by:

•
Large catastrophic losses—a decrease of $142 million (decrease of 3.4 points in the technical ratio) related to the German Hailstorm, Alberta Floods and European Floods in 2013 compared to no significant catastrophic losses in 2014.

The underwriting result for the Life and Health segment, which does not include allocated investment income, of $13 million in 2014 was comparable to 2013 due to increased profitability generated from the PartnerRe Health business, almost entirely offset by a lower level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $4 million, from $484 million in 2013 to $480 million in 2014. The decrease was primarily due to lower reinvestment rates and lower net investment income from the funds held – directly managed account, related to the lower average balance. These decreases were partially offset by higher dividend income, the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain other favorable non-recurring items. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment gains increased by $533 million, from losses of $161 million in 2013 to gains of $372 million in 2014. The net realized and unrealized investment gains of $372 million in 2014 were primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment Gains (Losses) below for more details.
Other expenses included in Corporate and Other decreased by $40 million, from $170 million in 2013 to $130 million in 2014. The decrease was primarily due to the restructuring charge in 2013, as described in Executive Overview above, and lower personnel costs in 2014 following the restructuring.
Interest expense in 2014 was comparable to 2013.
Net foreign exchange gains increased by $36 million, from losses of $18 million in 2013 to gains of $18 million in 2014. The net foreign exchange gains of $18 million in 2014 resulted primarily from the difference in forward points embedded in the Company's hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report.
Income tax expense increased by $190 million, from $49 million in 2013 to $239 million in 2014, primarily reflecting an increase in the Company’s pre-tax net income in 2014 compared to 2013. See Corporate and Other—Income Taxes below for more details.

2013 compared to 2012
The underwriting result for the Non-life segment increased by $170 million (corresponding to a decrease of 2.5 points in the combined ratio), from $456 million (87.8 points on the combined ratio) in 2012 to $626 million (85.3 points on the combined ratio) in 2013. The increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2013 compared to 2012 was primarily attributable to:

•
Large catastrophic losses and large losses - a decrease of $174 million (decrease of 5.3 points in the technical ratio) compared to no significant catastrophic losses from $316 million (8.7 points on the technical ratio) in 2012 related to Superstorm Sandy and the U.S. drought that impacted the agriculture line of the North America sub-segment to $142 million (3.4 points on the technical ratio) in 2013 related to the German Hailstorm, Alberta Floods and European Floods.

•
Net favorable prior year loss development - an increase of $93 million from $628 million (17.0 points on the technical ratio) in 2012 to $721 million (17.0 points on the technical ratio) in 2013. The increase in net favorable prior year loss development was primarily driven by increases in the Global (Non-U.S.) P&C and Catastrophe sub-segments, which were partially offset by a decrease in the Global Specialty sub-segment. While net favorable prior year loss development increased in 2013 compared to 2012, this did not decrease the technical ratio as a result of higher net premiums earned in 2013. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in 2013 compared to 2012 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses and large losses - a decrease in the technical result (and a corresponding increase in the technical ratio) primarily driven by higher losses reported by a large cedant in the agriculture line of business of the Company’s North America sub-segment and a higher level of mid-sized loss activity in the Global Specialty and Catastrophe sub-segments. These decreases were partially offset by higher upward premium adjustments in the Global (Non-U.S.) P&C sub-segment and a modestly lower level of mid-sized loss activity in the Global (Non-U.S.) P&C and North America sub-segments.

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
Net investment income decreased by $87 million, from $571 million in 2012 to $484 million in 2013. The decrease in net investment income was primarily attributable to a decrease in net investment income from fixed maturities due to lower reinvestment rates. See Corporate and Other - Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $655 million, from gains of $494 million in 2012 to losses of $161 million in 2013. The net realized and unrealized investment losses of $161 million in 2013 were primarily due to increases in risk-free interest rates and were partially offset by improvements in worldwide equity markets and narrower credit spreads. See Corporate and Other - Net Realized and Unrealized Investment Gains (Losses) below for more details.
Other expenses included in Corporate and Other increased by $68 million, from $102 million in 2012 to $170 million in 2013. The increase was primarily due to restructuring charges described in Overview above.
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
Income tax expense decreased by $155 million, from $204 million in 2012 to $49 million in 2013, reflecting a decrease in pre-tax net income and a higher distribution of pre-tax net income recorded in non-taxable jurisdictions in 2013 compared to 2012. See Corporate and Other - Income Taxes below for more details.
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
The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross premiums written	$1,642	$1,601	$1,221
Net premiums written	1,630	1,587	1,219
Net premiums earned	$1,597	$1,533	$1,176
Losses and loss expenses	(1,000)	(975)	(816)
Acquisition costs	(401)	(351)	(291)
Technical result (1)	$196	$207	$69
Loss ratio (2)	62.6%	63.6%	69.4%
Acquisition ratio (3)	25.1	22.9	24.7
Technical ratio (4)	87.7%	86.5%	94.1%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 29%, 30% and 27% of total net premiums written in 2014, 2013 and 2012, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014				2013				2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$452	28%	$452	28%	$478	30%	$478	31%	$231	19%	$231	20%
Casualty	606	37	589	37	588	37	564	37	520	43	484	41
Credit/Surety	112	7	103	6	54	3	48	3	54	4	54	5
Motor	76	4	72	5	58	4	49	3	51	4	65	6
Multiline	126	8	111	7	97	6	96	6	89	7	87	7
Property	223	14	226	14	241	15	235	16	238	20	227	19
Other	35	2	44	3	71	5	63	4	36	3	28	2
Total	$1,630	100%	$1,597	100%	$1,587	100%	$1,533	100%	$1,219	100%	$1,176	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2014 compared to 2013 and in 2013 compared to 2012 was as follows:

2014 compared to 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	3%	3%	5%
Foreign exchange effect	—	—	(1)
Increase as reported in U.S. dollars	3%	3%	4%

2013 compared to 2012
Increase in original currency	31%	30%	31%
Foreign exchange effect	—	—	(1)
Increase as reported in U.S. dollars	31%	30%	30%
2014 compared to 2013
Gross and net premiums written increased by 3% and net premiums earned increased by 5% on a constant foreign exchange basis in 2014 compared to 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the credit/surety, multiline and motor lines of business. These increases were partially offset by non-renewals in the structured property line of business, and renewal decreases and lower upward premium adjustments in the agriculture line of business. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
2013 compared to 2012
Gross and net premiums written and net premiums earned increased by 31%, 30%, 31% on a constant foreign exchange basis, respectively, in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by the increase in the agriculture line of business, and, to a lesser extent, the casualty line of business, which were the result of new business written.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014		2013		2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(55)	103.4%	$(2)	100.1%	$8	99.3%
Large catastrophic losses and large losses(1)	—	—	(14)	0.9	(157)	13.4
Prior accident years technical result and ratio
Net favorable prior year loss development	251	(15.7)	223	(14.5)	218	(18.6)
Technical result and ratio, as reported	$196	87.7%	$207	86.5%	$69	94.1%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2014 compared to 2013
The decrease of $11 million in the technical result (and the corresponding increase of 1.2 points in the technical ratio) in 2014 compared to 2013 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses — a decline in the technical result (and corresponding increase in the technical ratio) mainly due to a higher acquisition cost ratio, driven by increasingly competitive conditions and pricing observed in most lines of business, losses recorded in the agriculture line of business primarily related to hailstorms impacting the 2014 crop year, and normal fluctuations in profitability between periods.

This factor driving the decrease in the technical result in 2014 compared to 2013 was partially offset by:

•
Net favorable prior year loss development — an increase of $28 million (decrease of 1.2 points in the technical ratio) from $223 million (14.5 points on the technical ratio) in 2013 to $251 million (15.7 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 was driven primarily by the casualty line, while the motor line experienced adverse loss development for prior accident years of $9 million. The net favorable loss development for prior accident years in 2013 is described below.

•	Large catastrophic losses — a decrease of $14 million (decrease of 0.9 points in the technical ratio) related to the Alberta Floods in 2013 compared to no significant catastrophic losses in 2014.
2013 compared to 2012
The increase of $138 million in the technical result (and the corresponding decrease of 7.6 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•
Large catastrophic losses and large losses — a decrease of $143 million (decrease of 12.5 points in the technical ratio) from $157 million (13.4 points on the technical ratio) related to the U.S. drought and Superstorm Sandy in 2012 to $14 million (0.9 points on the technical ratio) related to the Alberta Floods in 2013.

•
Net favorable prior year loss development — an increase of $5 million (increase of 4.1 points in the technical ratio) from $218 million (18.6 points on the technical ratio) in 2012 to $223 million (14.5 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 and 2012 was driven by most lines of business, with the casualty line being the most pronounced. While net favorable prior year loss development increased in 2013 compared to the 2012, this had a reduced impact on the technical ratio as a result of higher net premiums earned in 2013 compared to 2012.

These factors driving the increase in the technical result in 2013 compared to 2012 were partially offset by:

•
The current accident year technical result, adjusted for large catastrophic losses and large losses — a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to higher losses reported by a large cedant in the agriculture line of business, partially offset by normal fluctuations in profitability between periods.

2015 Outlook
During the January 1, 2015 renewals, the Company observed increasingly competitive markets with cedants retaining more business and terms and conditions deteriorating due to an excess supply of reinsurance capital. As a result of these factors, the expected premium volume from the Company’s January 1, 2015 renewal, excluding the agriculture premiums, modestly decreased compared to the prior year. The agriculture business remains in process, however, management expects a modest decrease in the agriculture premiums reflecting lower commodity prices. Management expects a continuation of the observed trends in competition and conditions during the remainder of 2015.
Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 84%, 85% and 83% of net premiums written in 2014, 2013 and 2012, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross premiums written	$803	$818	$684
Net premiums written	794	811	681
Net premiums earned	$768	$743	$678
Losses and loss expenses	(438)	(373)	(415)
Acquisition costs	(222)	(196)	(167)
Technical result	$108	$174	$96
Loss ratio	57.0%	50.2%	61.3%
Acquisition ratio	28.9	26.4	24.6
Technical ratio	85.9%	76.6%	85.9%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 14%, 15% and 15% of total net premiums written in 2014, 2013 and 2012, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014				2013				2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$68	8%	$70	9%	$74	9%	$75	10%	$75	11%	$74	11%
Motor	316	40	307	40	304	37	238	32	187	28	164	24
Property	410	52	391	51	433	54	430	58	419	61	440	65
Total	$794	100%	$768	100%	$811	100%	$743	100%	$681	100%	$678	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2014 compared to 2013 and in 2013 compared to 2012 was as follows:

2014 compared to 2013	Gross premiums written	Net premiums written	Net premiums earned
(Decrease) increase in original currency	(2)%	(2)%	4%
Foreign exchange effect	—	—	(1)
(Decrease) increase as reported in U.S. dollars	(2)%	(2)%	3%

2013 compared to 2012
Increase in original currency	20%	19%	9%
Foreign exchange effect	—	—	1
Increase as reported in U.S. dollars	20%	19%	10%
2014 compared to 2013
Gross and net premiums written decreased by 2% and net premiums earned increased by 4% on a constant foreign exchange basis in 2014 compared to 2013. The decreases in gross and net premiums written resulted primarily from cancellations due to pricing, increased retentions and share decreases in the property line of business, which were partially offset by new business written in the motor line of business. The increase in net premiums earned compared to the decreases in gross and net premiums written was primarily driven by the earning of the new motor business that was written on a proportional basis in 2013. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

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
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014		2013		2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$(26)	103.4%	$5	99.3%	$(16)	102.5%
Large catastrophic losses(1)	—	—	(11)	1.5	(2)	0.3
Prior accident years technical result and ratio
Net favorable prior year loss development	134	(17.5)	180	(24.2)	114	(16.9)
Technical result and ratio, as reported	$108	85.9%	$174	76.6%	$96	85.9%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2014 compared to 2013
The decrease of $66 million in the technical result (and the corresponding increase of 9.3 points in the technical ratio) in 2014 compared to 2013 was primarily attributable to:

•
Net favorable prior year loss development — a decrease of $46 million (increase of 6.7 points in the technical ratio) from $180 million (24.2 points on the technical ratio) in 2013 to $134 million (17.5 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development for prior accident years in 2013 is described below.

•
The current accident year technical result, adjusted for large catastrophic losses — a decline in the technical result (and a corresponding increase in the technical ratio) mainly due to an increase in the acquisition cost ratio and lower upward premium adjustments, partially offset by normal fluctuations in profitability between periods. The increase in the acquisition cost ratio was driven by favorable adjustments recorded in the property and casualty lines of business in 2013 and higher ceding commissions recorded due to the competitive market conditions in 2014.

These factors driving the decrease in the technical result in 2014 compared to 2013 were partially offset by:

•
Large catastrophic losses — a decrease of $11 million (decrease of 1.5 points in the technical ratio) related to the European Floods and German Hailstorm in 2013 compared to no significant catastrophic losses in 2014.

2013 compared to 2012
The increase of $78 million in the technical result (and the corresponding decrease of 9.3 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•
Net favorable prior year loss development — an increase of $66 million (decrease of 7.3 points in the technical ratio) from $114 million (16.9 points on the technical ratio) in 2012 to $180 million (24.2 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, with the property line being the most pronounced, and included favorable loss emergence related to certain catastrophic and large loss events. The net favorable loss development for prior accident years in 2012 was driven by all lines of business, with the property line being the most pronounced.

•
The current accident year technical result, adjusted for large catastrophic losses — an increase in the technical result (and a corresponding decrease in the technical ratio) due to higher upward premium adjustments reported by cedants in 2013 compared to 2012, modestly lower level of mid-sized loss activity and lower loss picks in certain lines of business, partially offset by a higher acquisition cost ratio.

These factors driving the increase in the technical result in 2013 compared to 2012 were partially offset by:

•
Large catastrophic losses — an increase of $9 million (increase of 1.2 points in the technical ratio) from $2 million (0.3 points on the technical ratio) related to Superstorm Sandy in 2012 to $11 million (1.5 points on the technical ratio) in 2013 related to the European Floods and German Hailstorm.

2015 Outlook
During the January 1, 2015 renewals, the Company observed challenging market conditions primarily driven by increased competition, increased retentions by cedants and reduced pricing in most markets. Overall, and despite these conditions, the expected premium volume from the Company’s January 1, 2015 renewal, at constant foreign exchange rates, increased modestly compared to the prior year renewal as a result of certain new business opportunities in high growth markets. Management expects a continuation of the observed trends in competition, retentions and pricing during the remainder of 2015.
Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross premiums written	$1,797	$1,676	$1,505
Net premiums written	1,696	1,579	1,415
Net premiums earned	$1,638	$1,506	$1,373
Losses and loss expenses	(963)	(920)	(821)
Acquisition costs	(400)	(362)	(321)
Technical result	$275	$224	$231
Loss ratio	58.8%	61.1%	59.8%
Acquisition ratio	24.4	24.0	23.4
Technical ratio	83.2%	85.1%	83.2%
Premiums
The Global Specialty sub-segment represented 30%, 29% and 31% of total net premiums written in 2014, 2013 and 2012, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014				2013				2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$213	13%	$203	12%	$138	9%	$130	9%	$80	6%	$81	6%
Aviation/ Space	212	13	210	13	204	13	198	13	217	15	215	15
Credit/ Surety	282	16	273	17	292	19	285	19	273	19	261	19
Energy	73	4	75	5	86	5	95	6	95	7	100	7
Engineering	169	10	185	11	221	14	212	14	171	12	176	13
Marine	284	17	292	18	306	19	299	20	313	22	298	22
Multiline	135	8	93	6	47	3	23	2	—	—	—	—
Specialty casualty	168	10	153	9	138	9	110	7	101	7	90	7
Specialty property	160	9	154	9	147	9	154	10	164	12	150	11
Other	—	—	—	—	—	—	—	—	1	—	2	—
Total	$1,696	100%	$1,638	100%	$1,579	100%	$1,506	100%	$1,415	100%	$1,373	100%

Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2014 compared to 2013 and in 2013 compared to 2012 was as follows:

2014 compared to 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	7%	7%	9%
Foreign exchange effect	—	—	—
Increase as reported in U.S. dollars	7%	7%	9%

2013 compared to 2012
Increase in original currency	11%	11%	9%
Foreign exchange effect	—	1	1
Increase as reported in U.S. dollars	11%	12%	10%
2014 compared to 2013
Gross and net premiums written increased by 7% and net premiums earned increased by 9% on a constant foreign exchange basis in 2014 compared to 2013. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written and increases in the January 1, 2014 renewal premiums in the multiline and agriculture lines of business. These increases were partially offset by the impact of lower upward prior year premium adjustments in the engineering line of business. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
2013 compared to 2012
Gross and net premiums written increased by 11% and net premiums earned increased by 9% on a constant foreign exchange basis in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily driven by new business written in the agriculture, multiline and specialty casualty lines of business and upward premium adjustments in the engineering line of business.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014		2013		2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$17	98.9%	$12	99.2%	$66	95.1%
Large catastrophic losses(1)	—	—	(15)	1.0	(86)	6.3
Prior accident years technical result and ratio
Net favorable prior year loss development	258	(15.7)	227	(15.1)	251	(18.2)
Technical result and ratio, as reported	$275	83.2%	$224	85.1%	$231	83.2%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2014 compared to 2013
The increase of $51 million in the technical result (and the corresponding decrease of 1.9 points in the technical ratio) in 2014 compared to 2013 was primarily attributable to:

•
Net favorable prior year loss development — an increase of $31 million (a decrease of 0.6 points in the technical ratio) from $227 million (15.1 points on the technical ratio) in 2013 to $258 million (15.7 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 was driven by most lines of business, predominantly the marine, specialty property and aviation/space lines, while the credit/surety and engineering lines experienced combined adverse loss development for prior accident years of $26 million. The net favorable loss development for prior accident years in 2013 is described below.

•
Large catastrophic losses — a decrease of $15 million (decrease of 1.0 points in the technical ratio) related to the Alberta Floods and European Floods in 2013 compared to no large catastrophic losses in 2014.

•
The current accident year technical result, adjusted for large catastrophic losses — a modest improvement in the technical result (and corresponding decrease in the technical ratio) primarily due to modestly higher loss picks recorded in certain lines of business in 2013, almost entirely offset by lower upward premium adjustments and normal fluctuations in profitability between periods.

2013 compared to 2012
The decrease of $7 million in the technical result (and the corresponding increase of 1.9 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses — a decrease in the technical result (and corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity, a modest increase in the acquisition cost ratio due to higher commissions and normal fluctuations in profitability between periods.

•
Net favorable prior year loss development — a decrease of $24 million (increase of 3.1 points in the technical ratio) from $251 million (18.2 points on the technical ratio) in 2012 to $227 million (15.1 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, predominantly the aviation/space, marine and specialty property lines. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines.

These factors driving the decrease in the technical result in 2013 compared to 2012 were partially offset by:

•
Large catastrophic losses — a decrease of $71 million (decrease of 5.3 points in the technical ratio) from $86 million (6.3 points on the technical ratio) related to Superstorm Sandy in 2012 to $15 million (1.0 points on the technical ratio) related to the Alberta and European Floods in 2013.

2015 Outlook
During the January 1, 2015 renewals, the Company generally observed continued competitive conditions across all markets, with increased retentions and pressure on pricing and terms due to an excess supply of reinsurance capital. As a result of these factors and limited new business or growth opportunities, the expected premium volume from the Company’s January 1, 2015 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal. Management expects a continuation of the observed trends in competition, pricing, terms and retentions during the remainder of 2015.
Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility from catastrophic losses, as demonstrated by the sub-segment results for 2014, 2013 and 2012, and, as a result, profitability in any one year is not necessarily predictive of future profitability. While the results for 2014 included no significant catastrophic losses, the results for 2013 included a modest level of large catastrophic losses resulting from the German Hailstorm, European Floods and Alberta Floods and the results for 2012 included a modest level of large catastrophic losses resulting from Superstorm Sandy.
The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of this report).

The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross premiums written	$425	$495	$500
Net premiums written	380	450	453
Net premiums earned	$384	$453	$457
Losses and loss expenses	(62)	(132)	(103)
Acquisition costs	(42)	(44)	(42)
Technical result	$280	$277	$312
Loss ratio	16.1%	29.0%	22.4%
Acquisition ratio	11.0	9.7	9.3
Technical ratio	27.1%	38.7%	31.7%
Premiums
The Catastrophe sub-segment represented 6%, 8% and 10% of total net premiums written in 2014, 2013 and 2012, respectively. Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2014 compared to 2013 and in 2013 compared to 2012 was as follows:

2014 compared to 2013	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(13)%	(15)%	(14)%
Foreign exchange effect	(1)	—	(1)
Decrease as reported in U.S. dollars	(14)%	(15)%	(15)%

2013 compared to 2012
Increase in original currency	1%	1%	1%
Foreign exchange effect	(2)	(2)	(2)
Decrease as reported in U.S. dollars	(1)%	(1)%	(1)%
2014 compared to 2013
Gross and net premiums written and net premiums earned decreased by 13%, 15% and 14% on a constant foreign exchange basis, respectively, in 2014 compared to 2013. The decreases in gross and net premiums written and net premiums earned were primarily driven by cancellations due to reduced pricing, non-renewals, share decreases and the impact of the reinstatement premiums related to the European Floods and Alberta Floods in 2013. These decreases were partially offset by new business written.
2013 compared to 2012
Gross and net premiums written and net premiums earned increased modestly by 1% on a constant foreign exchange basis in 2013 compared to 2012. The increases in gross and net premiums written and net premiums earned were primarily due to certain new business written and were partially offset by cancellations and non-renewals.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014		2013		2012
Current accident year technical result and ratio
Adjusted for large catastrophic losses	$263	31.6%	$288	33.8%	$338	23.9%
Large catastrophic losses(1)	—	—	(102)	25.0	(71)	17.6
Prior accident years technical result and ratio
Net favorable prior year loss development	17	(4.5)	91	(20.1)	45	(9.8)
Technical result and ratio, as reported	$280	27.1%	$277	38.7%	$312	31.7%

(1)	Large catastrophic losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2014 compared to 2013
The modest increase of $3 million in the technical result (a decrease of 11.6 points in the technical ratio) in 2014 compared to 2013 was primarily attributable to:

•
Large catastrophic losses — a decrease of $102 million (decrease of 25.0 points in the technical ratio) related the German Hailstorm, European Floods and Alberta Floods in 2013 compared to no significant catastrophic losses in 2014.

This factor driving the increase in the technical result in 2014 compared to 2013 was partially offset by:

•
Net favorable prior year loss development — a decrease of $74 million (increase of 15.6 points on the technical ratio) from $91 million (20.1 points on the technical ratio) in 2013 to $17 million (4.5 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 was primarily due to favorable loss emergence, and was partially offset by the adverse development related to the New Zealand Earthquakes of $71 million in 2014 as described in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses above. The net favorable loss development for prior accident years in 2013 is described below.

•
The current accident year technical result, adjusted for large catastrophic losses — a decrease in the technical result primarily due to the impact of lower net premiums earned in 2014 compared to 2013, partially offset by a lower level of mid-sized loss activity.

2013 compared to 2012
The decrease of $35 million in the technical result (and the corresponding increase of 7.0 points in the technical ratio) in 2013 compared to 2012 was primarily attributable to:

•
The current accident year technical result, adjusted for large catastrophic losses — a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to a higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

•
Large catastrophic losses — an increase of $31 million (increase of 7.4 points in the technical ratio) from $71 million (17.6 points on the technical ratio) related to Superstorm Sandy in 2012 to $102 million (25.0 points on the technical ratio) related to the German Hailstorm, European Floods and Alberta Floods in 2013.

These factors driving the decrease in the technical result in 2013 compared to 2012 were partially offset by:

•
Net favorable prior year loss development — an increase of $46 million (decrease of 10.3 points in the technical ratio) from $45 million (9.8 points on the technical ratio) in 2012 to $91 million (20.1 points on the technical ratio) in 2013. The net favorable loss development for prior accident years in 2013 and 2012 was primarily due to favorable loss emergence.

2015 Outlook
During the January 1, 2015 renewals, the Company continued to observe a challenging and competitive market environment with further deterioration in pricing and pressure on terms and conditions in most markets driven by excess reinsurance capacity. The expected premium volume from the Company’s January 1, 2015 renewal, at constant foreign exchange rates, decreased modestly compared to the prior year renewal primarily due to cancellations and non-renewals as a result of deteriorations in pricing and overall market conditions, which was partially offset by new business opportunities. Management expects a continuation of these trends for the remainder of 2015.
Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and, following the acquisition of PartnerRe Health on December 31, 2012, accident and health business written in the U.S.
At the time of the acquisition, PartnerRe Health operated as an MGA, writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business is originated directly, without the use of third-party insurance companies. As a result, this transition affects the year over year comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs, and reduced MGA fee income, which is recorded in Other income, in 2014 compared to 2013.
The components of the allocated underwriting result for this segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Gross premiums written	$1,265	$972	$802
Net premiums written	1,220	964	799
Net premiums earned	$1,222	$957	$795
Losses and loss expenses and life policy benefits	(1,000)	(760)	(647)
Acquisition costs	(149)	(125)	(116)
Technical result	$73	$72	$32
Other income	8	11	4
Other expenses	(68)	(71)	(52)
Net investment income	60	61	64
Allocated underwriting result (1)	$73	$73	$48

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses and life policy benefits, acquisition costs and other expenses.
Premiums
The Life and Health segment represented 21%, 18% and 17% of total net premiums written in 2014, 2013 and 2012, respectively. The net premiums written and net premiums earned by line of business for this segment for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014				2013				2012
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$285	23%	$284	23%	$141	15%	$140	15%	$21	3%	$20	3%
Longevity	299	25	299	25	249	26	249	26	247	31	247	31
Mortality	636	52	639	52	574	59	568	59	531	66	528	66
Total	$1,220	100%	$1,222	100%	$964	100%	$957	100%	$799	100%	$795	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2014 compared to 2013 and in 2013 compared to 2012 was as follows:

2014 compared to 2013	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	28%	24%	25%
Foreign exchange effect	2	3	3
Increase as reported in U.S. dollars	30%	27%	28%

2013 compared to 2012
Increase in original currency	21%	20%	20%
Foreign exchange effect	—	1	—
Increase as reported in U.S. dollars	21%	21%	20%

2014 compared to 2013
Gross and net premiums written and net premiums earned increased by 28%, 24% and 25% on a constant foreign exchange basis, respectively, in 2014 compared to 2013. The increases in gross and net premiums written and net premiums earned were driven by PartnerRe Health's accident and health business and, to a lesser extent, new business written in the mortality and longevity lines. The increase in the accident and health line was primarily driven by PartnerRe Health’s transition from an MGA to a carrier, as described above, and new opportunities arising from the implementation of the Healthcare Act in the U.S. in 2014.
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
Allocated underwriting result

2014 compared to 2013
The allocated underwriting result of $73 million in 2014 was comparable to 2013 as a result of increased profitability generated from the PartnerRe Health business due to the transition from an MGA to a carrier, as described above, being offset by a lower level of net favorable prior year loss development from the mortality and longevity lines of business.
The decrease in net favorable prior year loss development of $20 million resulted from net favorable loss development of $19 million in 2014 compared to $39 million in 2013 and was almost entirely driven by a lower level of favorable development from the GMDB business. The net favorable prior year loss development of $19 million in 2014 was primarily related to the GMDB business, PartnerRe Health and certain short-term treaties in the mortality line. The net favorable loss development for prior accident years in 2013 is described below.
2013 compared to 2012
The allocated underwriting result increased by $25 million, from $48 million in 2012 to $73 million in 2013. The increase was primarily driven by a higher level of net favorable prior year loss development in 2013 compared to 2012, the inclusion of PartnerRe Health’s results and an increase in other income. These factors driving the increase in the allocated underwriting result were partially offset by higher other expenses.
The increase in net favorable prior year loss development of $25 million reflects net favorable loss development of $39 million in 2013 compared to $14 million in 2012. The net favorable prior year loss development of $39 million in 2013 was primarily related to the GMDB business and, to a lesser extent, certain short-term treaties in the mortality line of business. The favorable development was primarily due to favorable claims experience, data updates received from cedants and improvements in the capital markets related to the GMDB business. The net favorable prior year loss development in 2012 was primarily due to the GMDB business, mainly driven by improvements in the capital markets, and certain short-term treaties in the mortality line.
Other income increased by $7 million, from $4 million in 2012 to $11 million in 2013 primarily due to the inclusion of the MGA fees earned by PartnerRe Health.
Other expenses increased by $19 million, from $52 million in 2012 to $71 million in 2013 primarily due to the inclusion of PartnerRe Health’s other expenses and higher bonus accruals. The overall impact on the allocated underwriting result of including PartnerRe Health’s other expenses was partially offset by the MGA fees earned by PartnerRe Health, which are included in other income.

2015 Outlook
PartnerRe Health's business is expected to continue contributing to overall premium growth in the Life and Health segment in 2015. At the January 1, 2015 renewals, the expected premium volume, at constant foreign exchange rates, increased compared to the prior year renewal despite increased competition. Growth originated primarily from employer markets and reinsurance products that support the Healthcare Act.
In terms of the Company's Life portfolio, the majority of the premium arises from long-term in-force contracts. The active January 1 renewals only impact the short-term in-force premium in the mortality line, which is a relatively limited portion of the Life portfolio. For those treaties that actively renewed, pricing conditions and terms were under moderate pressure compared to the January 1, 2014 renewals. Management expects moderate continued growth in the Company’s Life portfolio in 2015, assuming constant foreign exchange rates.
Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Non-life
Property and casualty
Casualty	12%	12%	13%
Motor	7	7	5
Multiline and other	5	4	3
Property	11	12	14
Specialty
Agriculture	12	11	7
Aviation / Space	4	4	5
Catastrophe	6	8	10
Credit / Surety	7	6	7
Energy	1	2	2
Engineering	3	4	4
Marine	5	6	7
Specialty casualty	3	3	2
Specialty property	3	3	4
Life and Health	21	18	17
Total	100%	100%	100%
The changes in the distribution of net premiums written by line of business between 2014, 2013 and 2012 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Property: the decrease in the distribution of net premiums written in 2014 compared to 2013 and 2012 was primarily due to cancellations due to pricing, increased retentions and share decreases in the property line of the Company's Global (Non-U.S.) P&C sub-segment in 2014 and by more significant increases in other lines of business relative to the absolute increase in property premiums in 2013.

•
Agriculture: the increase in the distribution of net premiums written in 2014 compared to 2013 was due to new business written in the Global Specialty sub-segment. The increase in the distribution in 2013 compared to 2012 was due to new business written in the North America and, to a lesser extent, Global Specialty sub-segments.

•
Catastrophe: the decrease in the distribution of net premiums written in 2014 compared to 2013 was primarily driven by cancellations due to pricing, non-renewals and share decreases, as described in the Catastrophe sub-segment above. The decrease in the distribution of net premiums written in 2013 compared to 2012 was primarily driven by more significant increases in other lines of business relative to catastrophe premiums which were essentially flat.

•
Life and Health: the increase in the distribution of net premiums written in 2014 compared to 2013 and 2012 was driven primarily by PartnerRe Health’s business and, to a lesser extent, new business in the mortality and longevity lines of business, as described in the Life and Health segment above.

2015 Outlook
Based on information received from cedants and brokers during the January 1, 2015 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2015 renewals continue through the year, Management expects the distribution of net premiums written by line of business to be broadly comparable to 2014. The Company writes a large majority of its business on a treaty basis and renews approximately 70% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year, therefore this outlook is based only on limited information related to the treaty business primarily renewing on January 1, 2015.
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
The distribution of gross premiums written by reinsurance type for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Non-life segment
Proportional	54%	55%	50%
Non-proportional	18	20	25
Facultative	7	7	8
Life and Health segment
Proportional	20	17	16
Non-proportional	1	1	1
Total	100%	100%	100%
The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The changes in the distribution of gross premiums written by reinsurance type between 2014 and 2013 primarily reflect an increase in gross premiums written in the Life and Health segment, driven by PartnerRe Health business written on proportional basis, and a decrease in gross premiums written in the Non-life segment on a non-proportional basis, which was primarily driven by decreases in the Catastrophe sub-segment. These factors are further discussed in the Results by Segment above.
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
2015 Outlook
Based on renewal information from cedants and brokers during the January 1, 2015 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2015 renewals continue through the year, Management expects the relative distribution of gross premiums written by reinsurance type to be broadly comparable to 2014. The Company writes a large majority of its business on a treaty basis and renews approximately 70% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year, therefore this outlook is based only on limited information related to the treaty business primarily renewing on January 1, 2015.

Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Asia, Australia and New Zealand	11%	11%	11%
Europe	40	40	41
Latin America, Caribbean and Africa	10	10	11
North America	39	39	37
Total	100%	100%	100%
The distribution of gross premiums written in 2014 was comparable to 2013.
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
2015 Outlook
Based on information received from cedants and brokers during the January 1, 2015 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2015 renewals continue through the year, Management expects the distribution of gross premiums written by geographic region in 2015 to be broadly comparable to 2014.
Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Broker	69%	71%	69%
Direct	31	29	31
Total	100%	100%	100%
The percentage of gross premiums written through brokers in 2014 decreased slightly compared to 2013 primarily due to an increase in business written directly in the Global Specialty sub-segment and a decrease in the catastrophe business, which is primarily written through brokers.
The percentage of gross premiums written through brokers in 2013 compared to 2012 increased slightly due to an increase in the percentage of gross premiums written through brokers in Europe and North America and the inclusion of PartnerRe Health business, which is solely written through brokers.
2015 Outlook
Based on information received from cedants and brokers during the January 1, 2015 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2015 renewals continue through the year, Management expects the production source of gross premiums written in 2015 to be comparable to 2014.
Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.

Net Investment Income
Net investment income by asset source for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Fixed maturities	$444	$446	$513
Short-term investments, cash and cash equivalents	1	2	3
Equities	40	33	26
Funds held and other	33	34	44
Funds held – directly managed	14	21	29
Investment expenses	(52)	(52)	(44)
Net investment income	$480	$484	$571
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
2014 compared to 2013
Net investment income decreased modestly in 2014 compared to 2013 due to:

•
a decrease in net investment income from funds held – directly managed primarily related to the lower average balance in the funds held - directly managed account, which was driven by a release of assets related to the commutation of a portion the Reserve Agreement with Colisée Re, the run-off of the remaining underlying liabilities and lower reinvestment rates; and

•
a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates, which was reduced by the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain other favorable non-recurring items; partially offset by

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

•
a decrease in net investment income from funds held - directly managed primarily related to the lower average balance in the funds held directly managed account, which was driven by the release of assets due to the run-off of the underlying liabilities and lower reinvestment rates; partially offset by

•	an increase in net investment income from equities primarily as a result of higher dividend income.
2015 Outlook
Assuming constant foreign exchange rates, Management expects net investment income to decrease in 2015 compared to 2014 primarily due to lower reinvestment rates with low yields expected to continue throughout 2015. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).
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
The components of net realized and unrealized investment gains (losses) for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Net realized investment gains on fixed maturities and short-term investments	$121	$119	$173
Net realized investment gains on equities	99	75	72
Net realized investment (losses) gains on other invested assets	(21)	20	(16)
Change in net unrealized investment (losses) gains on other invested assets	(58)	57	(9)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	229	(526)	186
Change in net unrealized investment gains on equities	3	118	66
Net other realized and unrealized investment (losses) gains	(4)	(2)	6
Net realized and unrealized investment gains (losses) on funds held – directly managed	3	(22)	16
Net realized and unrealized investment gains (losses)	$372	$(161)	$494

2014 compared to 2013
Net realized and unrealized investment gains increased by $533 million, from losses of $161 million in 2013 to gains of $372 million in 2014. The net realized and unrealized investment gains of $372 million in 2014 were primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures and widening credit spreads. Net realized and unrealized investment losses were $161 million in 2013 and are described below.
Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $79 million in 2014 and primarily related to treasury note futures.
2013 compared to 2012
Net realized and unrealized investment losses increased by $655 million, from a gain of $494 million in 2012 to a loss of $161 million in 2013. The net realized and unrealized investment losses of $161 million in 2013 were primarily due to increases in U.S. and European risk-free interest rates, which were partially offset by improvements in worldwide equity markets, gains on treasury note futures, narrowing credit spreads and an unrealized gain related to the initial public offering of an investment in a mortgage guaranty insurance company. Net realized and unrealized investment gains were $494 million in 2012 and were primarily due to narrowing credit spreads, improvements in worldwide equity markets and decreases in U.S. and European risk-free interest rates.
Net realized and the change in net unrealized investment gains (losses) on other invested assets were a combined gain of $77 million in 2013 and a combined loss of $25 million in 2012 and were primarily related to treasury note futures.
Net realized and unrealized investment (losses) gains on funds held - directly managed of $22 million loss and $16 million gain in 2013 and 2012, respectively, primarily related to the change in net unrealized investment (losses) gains on fixed maturities in the segregated investment portfolio underlying the funds held - directly managed account and were driven by changes in risk-free interest rates.
Other Expenses
The Company’s total other expenses for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Other expenses	$450	$500	$411
Other expenses as a % of total net premiums earned (Non-life and Life and Health)	8.0%	9.6%	9.2%

2014 compared to 2013
Other expenses decreased by $50 million, or 10%, in 2014 compared to 2013 primarily due to the restructuring charge in 2013, as described in Executive Overview above, and lower personnel costs in 2014 following the restructuring.
2013 compared to 2012
Other expenses increased by $89 million, or 22%, in 2013 compared to 2012 primarily due to the restructuring charge and higher bonus accruals.
Income Taxes
The effective income tax rate, which the Company calculates as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned, the geographic location, quantum and nature of net losses and loss expenses incurred, the quantum and geographic location of other expenses, net investment income, net realized and unrealized investment gains and losses and the quantum of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, a non-taxable jurisdiction, including the majority of the Company’s catastrophe business, which can result in significant volatility in the Company’s pre-tax net income or loss from period to period.
The Company’s income tax expense and effective income tax rate for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions of U.S. dollars):

	2014	2013	2012
Income tax expense	$239	$49	$204
Effective income tax rate	18.3%	6.7%	15.3%

2014 compared to 2013
Income tax expense and the effective income tax rate during 2014 were $239 million and 18.3%, respectively. Income tax expense and the effective income tax rate during 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a relatively even distribution of the Company’s pre-tax net income between its various jurisdictions. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by net favorable prior year loss development and the absence of large catastrophic losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net realized and unrealized investment gains, net favorable prior year loss development and the absence of large catastrophic losses.
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
2013 compared to 2012
Income tax expense and the effective income tax rate during 2013 were $49 million and 6.7%, respectively, as described above.

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
The Company’s total invested assets (including funds held – directly managed) at December 31, 2014 and 2013 were split between liability and capital funds as follows (in millions of U.S. dollars):

	2014	% of Total Invested Assets	2013	% of Total Invested Assets
Liability funds	$9,723	56%	$10,366	59%
Capital funds	7,570	44	7,118	41
Total invested assets	$17,293	100%	$17,484	100%
The decrease of $191 million in total invested assets at December 31, 2014 compared to December 31, 2013 was primarily related to decreases in the funds held – directly managed account (see Funds Held – Directly Managed below), with changes in the fixed maturities and equities largely offsetting each other. Further details of changes in the fixed maturity and equity portfolios are provided below.

The decrease in the liability funds at December 31, 2014 compared to December 31, 2013 was primarily related to a decrease in unpaid losses and loss expenses which was driven by an increase in losses paid and the strengthening of the U.S. dollar against most major currencies during 2014.
The increase in the capital funds at December 31, 2014 compared to December 31, 2013 was primarily driven by the decrease in liability funds, as described above. At December 31, 2014, approximately 64% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
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
Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) of $16.6 billion at December 31, 2014 were comparable to December 31, 2013 due to:

•
a net decrease of $503 million, due to the repurchase of common shares of $551 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $48 million;

•	dividend payments on common and preferred shares totaling $191 million; and

•
various other factors which net to approximately $662 million, the largest being the impact of foreign exchange and, to a lesser extent, the amortization of net premium on investments; almost entirely offset by

•	net cash provided by operating activities of $853 million;

•
net realized and unrealized investment gains of $368 million, primarily resulting from the fixed maturity and short-term investment portfolios of $350 million, driven by decreases in U.S. and European risk-free interest rates, and from the equity portfolio of $101 million. These factors were partially offset by net realized and unrealized losses from other invested assets of $79 million, primarily driven by losses on treasury note futures (see discussion related to duration below); and

•	an increase in net payable for securities purchased of $103 million.
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
At December 31, 2014, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments, which includes fixed income type mutual funds, at December 31, 2014 and 2013 were as follows:

	2014		2013
Average credit quality	A		A
Average yield to maturity	2.4%		2.5%
Expected average duration	3.7	years	3.0	years
The average credit quality and yield to maturity of fixed maturities and short-term investments at December 31, 2014 were comparable to December 31, 2013.
The expected average duration of fixed maturities and short-term investments increased to 3.7 years at December 31, 2014 compared to 3.0 years at December 31, 2013, primarily due to an increase in the measured duration of the underlying reinsurance liabilities due to a refinement in the methodology for calculating the duration of life liabilities and an increase in the life liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.2 years to 3.7 years at December 31, 2014, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 5.4% in 2014 compared to 1.8% in 2013. The total accounting return in 2014 was primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, while 2013 was primarily impacted by improvements in equity markets and narrowing credit spreads which were partially offset by increases in U.S. and European risk-free interest rates.
The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at December 31, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
December 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,270	$2,277	$—	$2,277	$—	$—	$—
U.S. government sponsored enterprises	38	39	—	39	—	—	—
U.S. states, territories and municipalities	511	531	83	266	—	—	182
Non-U.S. sovereign government, supranational and government related	1,867	1,976	626	1,082	173	73	22
Corporate	5,363	5,604	218	510	2,277	2,141	458
Asset-backed securities	1,110	1,131	264	205	161	14	487
Residential mortgage-backed securities	2,276	2,306	298	1,940	53	—	15
Other mortgage-backed securities	54	55	16	18	19	—	2
Fixed maturities	13,489	13,919	1,505	6,337	2,683	2,228	1,166
Short-term investments	26	25	1	20	—	4	—
Total fixed maturities and short-term investments	13,515	13,944	$1,506	$6,357	$2,683	$2,232	$1,166
Equities	844	1,057
Total	$14,359	$15,001
% of Total fixed maturities and short-term investments			11%	46%	19%	16%	8%

			Credit Rating (2)
December 31, 2013	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$1,610	$1,599	$—	$1,599	$—	$—	$—
U.S. government sponsored enterprises	25	25	—	25	—	—	—
U.S. states, territories and municipalities	122	124	7	6	—	3	108
Non-U.S. sovereign government, supranational and government related	2,295	2,354	950	1,295	99	10	—
Corporate	5,867	6,049	226	576	2,640	2,150	457
Asset-backed securities	1,127	1,138	319	187	140	8	484
Residential mortgage-backed securities	2,295	2,268	369	1,844	37	3	15
Other mortgage-backed securities	35	36	27	6	—	1	2
Fixed maturities	13,376	13,593	1,898	5,538	2,916	2,175	1,066
Short-term investments	14	14	11	—	1	2	—
Total fixed maturities and short-term investments	13,390	13,607	$1,909	$5,538	$2,917	$2,177	$1,066
Equities	1,009	1,221
Total	$14,399	$14,828
% of Total fixed maturities and short-term investments			14%	41%	21%	16%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The increase of $0.3 billion in the fair value of the Company’s fixed maturities from $13.6 billion at December 31, 2013 to $13.9 billion at December 31, 2014 primarily reflects decreases in U.S. and European risk-free interest rates, the reinvestment of cash flows from operations and net investment income, which were partially offset by the impact of the strengthening of the U.S. dollar against most major currencies. At December 31, 2014, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2013 as the Company decreased its holdings of corporate bonds (primarily due to modestly narrowing credit spreads) and non-U.S. sovereign government fixed maturities (primarily due to the strengthening of the U.S. dollar) and increased its holdings of U.S. government and U.S. states, territories and municipalities securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known, and other federally owned or established corporations). At December 31, 2014, 50% of this category was rated AA with the remaining 50%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at December 31, 2014 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
December 31, 2014					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$125	$—	$338	$463	$172	$188	$103	$—	$—
Singapore	97	—	—	97	97	—	—	—	—
New Zealand	83	—	—	83	—	83	—	—	—
All Other	171	5	—	176	6	33	53	73	11
Total Non-European Union	$476	$5	$338	$819	$275	$304	$156	$73	$11
European Union
France	$369	$—	$6	$375	$—	$375	$—	$—	$—
Germany	180	—	—	180	180	—	—	—	—
Netherlands	154	—	—	154	154	—	—	—	—
Austria	153	—	—	153	—	153	—	—	—
Belgium	141	—	—	141	—	141	—	—	—
Supranational	—	104	—	104	6	98	—	—	—
All Other	50	—	—	50	11	11	17	—	11
Total European Union	$1,047	$104	$6	$1,157	$351	$778	$17	$—	$11
Total	$1,523	$109	$344	$1,976	$626	$1,082	$173	$73	$22
% of Total	77%	6%	17%	100%	31%	55%	9%	4%	1%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At December 31, 2014, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at December 31, 2014 were as follows (in millions of U.S. dollars):

December 31, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$881	$437	$1,318	24%
Consumer noncyclical	543	237	780	14
Communications	359	276	635	11
Utilities	281	322	603	11
Industrials	342	120	462	8
Energy	246	178	424	8
Consumer cyclical	270	88	358	6
Insurance	215	55	270	5
Basic materials	68	107	175	3
Real estate investment trusts	136	8	144	3
Government guaranteed corporate debt	—	140	140	2
Technology	132	—	132	2
All Other	35	128	163	3
Total	$3,508	$2,096	$5,604	100%
% of Total	63%	37%
At December 31, 2014, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds. At December 31, 2014, the ten largest issuers accounted for 18% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 97% of corporate bonds were rated investment grade and 78% were rated A- or better at December 31, 2014.
Within the energy sector, 86% of the Company's corporate bonds were rated investment grade at December 31, 2014. While corporate bonds in the energy sector have the potential for future mark-to-market losses if oil prices stay at current levels or are further suppressed, the Company's exposure to these losses is to a certain extent mitigated by the high percentage of the corporate bond holdings in the energy sector being investment grade.
At December 31, 2014, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

December 31, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$108	$388	$496
Netherlands	—	138	156	294
France	—	29	163	192
Germany	135	6	15	156
Italy	—	17	73	90
Spain	—	16	69	85
Luxembourg	—	—	57	57
Ireland	—	15	40	55
All Other	5	5	56	66
Total	$140	$334	$1,017	$1,491
% of Total	9%	22%	69%	100%
At December 31, 2014, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at December 31, 2014 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
December 31, 2014	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$133	$136	$97	$—	$466	$832
Non-U.S.	—	—	131	69	64	14	21	299
Asset-backed securities	$—	$—	$264	$205	$161	$14	$487	$1,131
Residential mortgage-backed securities
U.S.	$428	$1,458	$7	$—	$—	$—	$15	$1,908
Non-U.S.	—	—	291	54	53	—	—	398
Residential mortgage-backed securities	$428	$1,458	$298	$54	$53	$—	$15	$2,306
Other mortgage-backed securities
U.S.	$6	$—	$8	$12	$19	$—	$2	$47
Non-U.S.	—	—	8	—	—	—	—	8
Other mortgage-backed securities	$6	$—	$16	$12	$19	$—	$2	$55
Total	$434	$1,458	$578	$271	$233	$14	$504	$3,492
% of Total	12%	42%	16%	8%	7%	1%	14%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at December 31, 2014, other than $20 million of investments in distressed asset vehicles (included in Other invested assets). At December 31, 2014, the Company’s U.S. residential mortgage-backed securities included approximately $10 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At December 31, 2014, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
December 31, 2014	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB
Country
U.S.	$20	$—	$—	$20	$—	$20	$—	$—
All Other	—	1	4	5	1	—	—	4
Total	$20	$1	$4	$25	$1	$20	$—	$4
% of Total	81%	4%	15%	100%	4%	81%	—	15%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at December 31, 2014 were as follows (in millions of U.S. dollars):

December 31, 2014	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$214	23%
Insurance	146	16
Energy	124	13
Consumer noncyclical	100	11
Finance	98	10
Technology	61	7
Communications	55	6
Industrials	50	5
Consumer cyclical	39	4
All Other	43	5
Total	$930	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	118
Funds holding fixed income securities	9
Total equities	$1,057
At December 31, 2014, the Company’s “insurance sector” equities included an investment of $120 million in Essent Group Ltd (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At December 31, 2014, U.S. issuers represented 65% of the publicly traded common stocks and ETFs. At December 31, 2014, the ten largest common stocks accounted for 29% of equities (excluding equities held in ETFs and funds holding fixed income securities). At December 31, 2014, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At December 31, 2014, approximately 60% (or $71 million) of funds and ETFs holding equities were emerging markets funds. At December 31, 2014, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At December 31, 2014, the Company held less than $2 million of equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at December 31, 2014 by contractual maturity date was as follows (in millions of U.S. dollars):

December 31, 2014	Cost	Fair Value
One year or less	$313	$313
More than one year through five years	5,042	5,169
More than five years through ten years	3,593	3,719
More than ten years	1,127	1,251
Subtotal	10,075	10,452
Mortgage/asset-backed securities	3,440	3,492
Total	$13,515	$13,944
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At December 31, 2014, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at December 31, 2014 were as follows (in millions of U.S. dollars):

December 31, 2014	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$195	$	n/a
Asset-backed securities (including annuities and residuals)	19		n/a
Notes and loan receivables and notes securitizations	44		n/a
Total return swaps	(2)		43
Interest rate swaps (2)	(16)		201
Insurance-linked securities (3)	—		145
Futures contracts	—		2,349
Foreign exchange forward contracts	13		2,080
Foreign currency option contracts	(1)		43
To-be-announced mortgage-backed securities (TBAs)	—		235
Other	47		n/a
Total	$299

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At December 31, 2014, the Company’s strategic investments included $195 million of investments classified in other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in other invested assets, strategic investments of $158 million are recorded in equities and other assets at December 31, 2014.

At December 31, 2014, the Company’s principal finance activities included $83 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2014, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at December 31, 2014, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At December 31, 2014, the Company’s other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $2 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II of this report).
Funds Held – Directly Managed
Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by the Company. Substantially all of the investments in the segregated investment portfolio underlying the funds held – directly managed account are carried at fair value. Realized and unrealized investment gains and losses and net investment income related to this account inure to the benefit of the Company. The Company elects the fair value option for all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying this account, and accordingly, all changes in fair value are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The composition of the investments underlying the funds held – directly managed account at December 31, 2014 is discussed below. See also the discussion in Counterparty Credit Risk in Item 7A of Part II of this report.
At December 31, 2014, approximately 99% of the fixed income investments underlying the funds held – directly managed account were publicly traded and substantially all (more than 99%) were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
Average credit quality	AA		AA
Average yield to maturity	1.0%		1.2%
Expected average duration	3.4	years	2.9	years
The decrease in the average yield to maturity of fixed maturities underlying the funds held – directly managed account at December 31, 2014 compared to December 31, 2013 was primarily due to the sale and maturity of higher yielding investments (which were used to finance the commutation of a portion of the Reserve Agreement with Colisée Re and to pay losses related to the run-off of the underlying reserves) and decreases in U.S. and European risk-free interest rates.
The increase in the expected average duration of fixed maturities underlying the funds held – directly managed account at December 31, 2014 compared to December 31, 2013 was primarily due to the release of certain shorter duration investments due to the commutation of a portion of the Reserve Agreement with Colisée Re.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at December 31, 2014 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
December 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$103	$105	$—	$105	$—	$—
U.S. government sponsored enterprises	47	49	—	49	—	—
Non-U.S. sovereign government, supranational and government related	120	128	32	81	15	—
Corporate	169	177	21	61	64	31
Fixed maturities	439	459	$53	$296	$79	$31
Other invested assets	25	14
Total (3)	$464	$473
% of Total fixed maturities			12%	64%	17%	7%
			Credit Rating (2)
December 31, 2013	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$107	$108	$—	$108	$—	$—
U.S. government sponsored enterprises	47	50	—	50	—	—
Non-U.S. sovereign government, supranational and government related	132	137	44	69	24	—
Corporate	238	249	23	89	100	37
Fixed maturities	524	544	67	316	124	37
Short-term investments	2	2	2	—	—	—
Total fixed maturities and short-term investments	526	546	$69	$316	$124	$37
Other invested assets	28	15
Total	$554	$561
% of Total fixed maturities and short-term investments			13%	58%	22%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $473 million of investments underlying the funds held – directly managed account at December 31, 2014, the funds held – directly managed account also includes cash and cash equivalents of $42 million, accrued investment income of $6 million and other assets and liabilities related to the underlying business of $88 million. Accordingly, the total balance in the funds held – directly managed account was $609 million at December 31, 2014.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $561 million at December 31, 2013 to $473 million at December 31, 2014 was primarily related to the commutation of a portion of the Reserve Agreement with Colisée Re, the run-off of the underlying liabilities associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At December 31, 2014, 83% of this category was rated AA with the remaining 17%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at December 31, 2014 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
December 31, 2014	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$18	$21	$5	$6	$10
All Other	—	3	—	3	3	—	—
Total Non-European Union	$3	$3	$18	$24	$8	$6	$10
European Union				—
France	$21	$—	$22	$43	$—	$43	$—
Belgium	18	—	—	18	—	18	—
All Other	10	32	1	43	24	14	5
Total European Union	$49	$32	$23	$104	$24	$75	$5
Total	$52	$35	$41	$128	$32	$81	$15
% of Total	41%	27%	32%	100%	25%	63%	12%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At December 31, 2014, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at December 31, 2014 were as follows (in millions of U.S. dollars):

December 31, 2014	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$9	$43	$52	30%
Energy	6	24	30	17
Consumer noncyclical	23	6	29	16
Utilities	4	14	18	10
Communications	4	8	12	7
Basic materials	5	5	10	6
Consumer cyclical	7	1	8	5
Government guaranteed corporate debt	—	6	6	3
All Other	11	1	12	6
Total	$69	$108	$177	100%
% of Total	39%	61%	100%
At December 31, 2014, other than the U.S., France and the Netherlands, which accounted for 39%, 13% and 13%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At December 31, 2014, the ten largest issuers accounted for 37% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 6% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At December 31, 2014, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 97% were rated A- or better.
At December 31, 2014, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

December 31, 2014	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
France	$—	$7	$17	$24
Netherlands	—	8	15	23
United Kingdom	1	5	6	12
Germany	5	—	2	7
All Other	—	6	5	11
Total	$6	$26	$45	$77
% of Total	8%	34%	58%	100%
At December 31, 2014, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.

Maturity Distribution
The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2014 by contractual maturity date was as follows (in millions of U.S. dollars):

December 31, 2014	Cost	Fair Value
One year or less	$76	$77
More than one year through five years	231	241
More than five years through ten years	132	141
Total	$439	$459
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
As a result of the uncertainties related to European sovereign government debt exposures, and uncertainties surrounding Europe in general, the Company implemented additional risk management guidelines to reduce and mitigate potential risks arising from these exposures in its investment portfolio and in the investments underlying the funds held – directly managed account. These guidelines reflect the Company’s response to current conditions and the guidelines may change as the dynamics of the underlying conditions and uncertainties change. The Company’s current guidelines include, but are not limited to, the following:

•
since the beginning of 2010 the Company has eliminated substantially all of its investment exposure to bonds issued by European sovereign governments in the peripheral countries (Portugal, Italy, Ireland, Greece and Spain); and

•
during the second half of 2011, the Company focused its European sovereign government exposure to five highly-rated countries. These five countries, Germany, France, Netherlands, Belgium, and Austria, are rated AAA, AA, AA+, AA and AA+ by Standard & Poor’s.

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
At December 31, 2014 and 2013, the Company recorded $766 million and $843 million, respectively, of funds held assets in its Consolidated Balance Sheets. At December 31, 2014, the five largest cedants represented 61% of the funds held balance. Approximately 81% of the funds held balance at December 31, 2014 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates ranged from 2.1% to 5.4% for the year ended December 31, 2014. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 46% of the Company’s total funds held balance.

With respect to the remaining 19% of the funds held balance at December 31, 2014, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2014 included two of the five cedants with the largest funds held assets, which represented 15% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.
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
Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2014.
The Non-life reserves for unpaid losses and loss expenses at December 31, 2014 and 2013 include reserves guaranteed by Colisée Re (see Business—Reserves in Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the Reserve Agreement). At December 31, 2014 and 2013, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	December 31, 2014	December 31, 2013
Gross Non-life reserves for unpaid losses and loss expenses	$9,746	$10,646
Net Non-life reserves for unpaid losses and loss expenses	9,531	10,379
Net reserves guaranteed by Colisée Re	575	727
See Business—Reserves—Non-life Reserves in Item 1 of Part I of this report for a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2014, 2013 and 2012 and a discussion of the impact of foreign exchange on unpaid losses and loss expenses.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income —Results by Segment above for a discussion of losses and loss expenses.

Policy Benefits for Life and Annuity Contracts
At December 31, 2014 and 2013, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	December 31, 2014	December 31, 2013
Gross policy benefits for life and annuity contracts	$2,050	$1,974
Net policy benefits for life and annuity contracts	2,021	1,967
See Business—Reserves in Item 1 of Part I of this report for a reconciliation of the net life and health reserves for the years ended December 31, 2014, 2013 and 2012.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and health reserves.
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
At December 31, 2014 and 2013, the Company recorded $244 million and $274 million, respectively, of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. At December 31, 2014, the distribution of the Company’s gross reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AA- or better	12%
A- to A+	58
Less than A-/Unrated/Other	30
Total	100%
At December 31, 2014, 70% of the Company’s reinsurance recoverable on paid and unpaid losses were due from reinsurers with A- or better rating from Standard & Poor’s, compared to 72% at December 31, 2013.

Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2014 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	97.1	27.4	51.6	17.4	0.7
Other operating agreements	13.8	8.9	4.0	0.9	—
Other invested assets (1)	136.7	48.6	73.2	9.8	5.1
Unpaid losses and loss expenses (2)	9,745.8	3,203.6	2,736.9	1,433.8	2,371.5
Policy benefits for life and annuity contracts (3)	2,915.9	394.9	613.9	267.0	1,640.1
Deposit liabilities (3)	70.3	39.2	25.4	1.7	4.0
Employment agreements (4)	11.3	5.7	4.5	1.0	0.1
Other long-term liabilities:
Senior Notes—principal (5)	750	—	—	250	500
Senior Notes—interest	211.5	44.7	89.4	63.6	13.8
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes—interest	n/a	4.1	8.2	8.2	4.1 per annum
Series D cumulative preferred shares—principal (7)	230	—	—	—	230
Series D cumulative preferred shares—dividends	n/a	15.0	29.9	29.9	15.0 per annum
Series E cumulative preferred shares—principal (7)	374	—	—	—	374
Series E cumulative preferred shares—dividends	n/a	27.1	54.2	54.2	27.1 per annum
Series F non-cumulative preferred shares—principal (8)	250	—	—	—	250
Series F non-cumulative preferred shares—dividends	n/a	14.7	29.4	29.4	14.7 per annum

n/a: Not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.

(2)
The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2014, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

(3)
Policy benefits for life and annuity contracts recorded in the Company’s Consolidated Balance Sheet at December 31, 2014 of $2,050 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

(4)
In 2010, as part of the Company’s integration of Paris Re, the Company announced a voluntary termination plan available to certain eligible employees in France. In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service. Following their departure from the Company, employees participating in the termination plans continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the termination plans during the years ended December 31, 2010 and 2013, respectively. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees under all of these plans that will be paid through 2021. For further details related to the restructuring in 2013, see Overview above.

(5)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2014 and 2013. The 6.875% Senior Notes with aggregate principal outstanding of $250 million mature on June 1, 2018 and the 5.500% Senior Notes with aggregate principal outstanding of $500 million mature on June 1, 2020.

(6)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2014 and 2013. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events.

(7)
The Company’s Series D and Series E preferred shares are cumulative, perpetual and have no mandatory redemption requirement, but may be redeemed at our option under certain circumstances. The Series D preferred shares can be redeemed at the Company’s option at any time or in part from time to time and the Series E preferred shares can be redeemed at the Company’s option on or after June 1, 2016 or at any time upon certain changes in tax law.

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
The Company has committed to a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2014 and 2013, the Company's participation in the facility was $61 million and $100 million, respectively. At December 31, 2014, the letter of credit facility has not been drawn down and can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless cancelled by the bank, the credit facility automatically extends for one year, each year until maturity.
Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $7.0 billion at December 31, 2014, a 5% increase compared to $6.7 billion at December 31, 2013. The major factors contributing to the increase in shareholders’ equity during the year ended December 31, 2014 were:

•	comprehensive income of $1,033 million, which was primarily related to net income; partially offset by

•
a net decrease of $503 million, due to the repurchase of common shares of $551 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $48 million; and

•	dividend payments of $191 million related to the Company’s common and preferred shares.
See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the year ended December 31, 2014.
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

The capital structure of the Company at December 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	December 31, 2014		December 31, 2013
Capital Structure:
Senior notes(1)	$750	9%	$750	10%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,195	79	5,856	78
Total Capital	$7,862	100%	$7,523	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

The increase in total capital during 2014 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.
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
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.
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
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

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
On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2014 and 2013, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.
The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2014.
Shareholders’ Equity
Share Repurchases
In September 2014, the Board approved a new share repurchase authorization of up to a total of 5 million common shares, which replaced the prior authorization of 6 million common shares approved in September 2013. Unless terminated earlier by resolution of the Board, the program expires when the authorization limits are exhausted. At December 31, 2014, the Company had approximately 3.4 million common shares remaining under its current share repurchase authorization and approximately 39.4 million common shares were held in treasury and are available for reissuance. Following the announcement of the Amalgamation with AXIS, the Company suspended its repurchase activities.
During 2014, the Company repurchased approximately 5.2 million of its common shares under its authorized share repurchase program at a total cost of $551 million, representing an average cost of $106.30 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2013 of approximately 3%.
Subsequently, during the period from January 1, 2015 to the announcement of the Amalgamation with AXIS on January 25, 2015, the Company repurchased 0.5 million common shares at a total cost of $59 million, representing an average cost of $112.89 per share. Following these repurchases, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.9 million common shares are held in treasury and are available for reissuance.
Redeemable Preferred Shares
At December 31, 2014, the Company had Series D and Series E cumulative redeemable preferred shares and Series F non-cumulative redeemable preferred shares outstanding as follows (in millions of U.S. dollars or shares, except percentage amounts):

	Series D	Series E	Series F
Date of issuance	November 2004	June 2011	February 2013
Number of preferred shares issued	9.2	15.0	10.0
Annual dividend rate	6.5%	7.25%	5.875%
Total consideration	$222.3	$361.7	$242.3
Underwriting discounts and commissions	$7.7	$12.1	$7.7
Aggregate liquidation value	$230.0	$373.8	$250.0
Date of redemption	n/a	n/a	n/a

n/a: Not applicable

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
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2014 and 2013, cash and cash equivalents were $1.3 billion and $1.5 billion, respectively. The decrease in cash and cash equivalents of $183 million was primarily due to the Company’s share repurchases, dividend payments and taxes paid, which was partially offset by cash provided by underwriting activities and investment income.
Net cash provided by operating activities of $853 million in 2014 increased from $827 million in 2013. The net cash provided by operating activities in 2014 was due to higher underwriting cash flows, which were offset by higher taxes paid and lower investment income compared to 2013.
Net cash used in investing activities was $250 million in 2014 compared to net cash provided by investing activities of $418 million in 2013. The net cash used in investing activities in 2014 primarily reflects the investment of net cash flows from operating activities after the net cash flows from operating activities used to fund financing activities, as described below. The net cash provided by investing activities in 2013 reflects the sale and maturity of investments to fund financing activities.
Net cash used in financing activities was $736 million in 2014 compared to $866 million in 2013. Net cash used in financing activities in 2014 and 2013 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares, which was primarily sourced from net cash provided by operating activities. Net cash used in financing activities in 2013 was also related to the Company’s redemption of the Series C preferred shares, which was partially offset by proceeds from the issuance of the Series F preferred shares.
The parent company is a holding company with no operations or significant assets other than its investments in its subsidiaries and other intercompany balances. The parent company has cash outflows in the form of other expenses, interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2014, the parent company incurred other expenses of $58 million, common dividends were $134 million, preferred dividends were $57 million and share repurchases were $551 million. In February 2015, the Company announced that it was increasing its quarterly dividend to $0.70 per common share or approximately $134 million in total for 2015, assuming a constant number of common shares outstanding and a constant dividend rate, and it will declare approximately $57 million in dividends to preferred shareholders in 2015.
The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions as described in Note 14 to Consolidated Financial Statements in Item 8 of Part II of this report.
The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, other expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. At December 31, 2014, PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes and $63 million of CENts outstanding and will pay approximately $49 million in aggregate interest payments in 2015 related to this debt.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $16.6 billion at December 31, 2014, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.1 billion.
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
The Company’s current financial strength ratings are as follows:

Standard & Poor’s	A+	Credit Watch Negative
Moody’s	A1
A.M. Best	A+	Under Review with Negative Implications
Fitch	AA-	Ratings Watch Negative
Following the announcement of the Company's proposed Amalgamation with AXIS, Moody's affirmed the Company's rating with a stable outlook. Standard & Poor's, A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively. All three agencies cited concerns over the transaction, including the risks associated with the execution and integration, along with management retention risk in light of the complexity and scale of the Amalgamation. The Company is in dialogue with each rating agency to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs, and success of the integration.
Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured letter of credit facilities. At December 31, 2014, the total amount of such credit facilities available to the Company was approximately $843 million, with each of the significant facilities described below. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $122 million and $420 million, respectively, at December 31, 2014, in respect of reported loss and unearned premium reserves.
The Company maintains a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2015.
In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2014 is a $300 million secured credit facility, which matures on December 31, 2018, and a $140 million secured credit facility, which matures on December 31, 2017. At December 31, 2014, no conditions of default existed under these facilities.
Currency
The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk due to both its ownership of its Irish, French and Canadian subsidiaries and branches, whose functional currencies are the euro and the Canadian dollar, and to underwriting reinsurance exposures, collecting premiums and paying claims and other expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies, where the Company’s most significant foreign currency exposure is to the euro.
At December 31, 2014, the value of the U.S. dollar strengthened against most major currencies compared to December 31, 2013, which resulted in a decrease in the U.S. dollar value of the assets and liabilities denominated in non-U.S. dollar currencies. See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the years ended December 31, 2014, 2013 and 2012.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $9 million during the year ended December 31, 2014 compared to a decrease of $32 million and an increase of $29 million during the years ended December 31, 2013 and 2012, respectively, primarily due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.
The reconciliation of the currency translation adjustment for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
Currency translation adjustment at beginning of year	$1	$33	$4
Change in currency translation adjustment	(9)	(32)	29
Currency translation adjustment at end of year	$(8)	$1	$33
From time to time, the Company enters into net investment hedges. At December 31, 2014, there were no outstanding foreign exchange contracts hedging the Company’s net investment exposure.
See Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item in Item 7A of Part II below for a discussion of the Company’s risk related to changes in foreign currency movements.
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
Interest Rate Risk
The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held - directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. For unpaid loss reserves and policy benefits related to non-life and traditional life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.
While this matching of duration insulates the Company from the economic impact of interest rate changes, changes in interest rates do impact the Company’s shareholders’ equity. The Company’s liabilities are carried at their nominal value, and are not adjusted for changes in interest rates, with the exception of certain policy benefits for life and annuity contracts and deposit liabilities that are interest rate sensitive. However, substantially all of the Company’s invested assets (including the investments underlying the funds held - directly managed account) are carried at fair value, which reflects such changes. As a result, an increase in interest rates will result in a decrease in the fair value of the Company’s investments (including the investments underlying the funds held - directly managed account) and a corresponding decrease, net of applicable taxes, in the Company’s shareholders’ equity. A decrease in interest rates would have the opposite effect.
At December 31, 2014, the Company held approximately $3,492 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.

At December 31, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,906	7%	$15,364	4%	$14,822	$14,280	(4)%	$13,738	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	536	7	519	3	502	485	(3)	468	(7)
Total invested assets (3)	18,411	6	17,852	3	17,293	16,734	(3)	16,175	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	8,167	16	7,608	8	7,049	6,490	(8)	5,931	(16)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at December 31, 2014 compared to December 31, 2013, and has increased in absolute terms at December 31, 2014 compared to December 31, 2013 as a result of an increase in the duration of fixed income investments.
Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed maturity investments. This can result in a liability whose economic value is different from the carrying value reported in the Consolidated Balance Sheet given the Company records the carrying value of its outstanding debt obligations and preferred securities at the original issued principal amount. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2014 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$854
Debt related to Capital Efficient Notes (2)	63	62
Series D cumulative preferred shares	230	247
Series E cumulative preferred shares	374	398
Series F non-cumulative preferred shares	250	234

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

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
The fair value of the Company’s preferred shares and outstanding debt obligations increased at December 31, 2014 compared to December 31, 2013, primarily due to a decrease in risk-free interest rates.
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
At December 31, 2014, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2014	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,688	6%	$15,255	3%	$14,822	$14,389	(3)%	$13,956	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	518	3	510	2	502	494	(2)	486	(3)
Total invested assets (3)	18,175	5	17,734	3	17,293	16,852	(3)	16,411	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	7,931	13	7,490	6	7,049	6,608	(6)	6,167	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at December 31, 2014 compared to December 31, 2013.
Foreign Currency Risk
Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Singapore dollar and New Zealand dollar. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.
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
The Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2014 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	SGD	NZD	Other	Total (1)
Total assets	$3,582	$1,813	$932	$156	$117	$746	$7,346
Total liabilities	(3,724)	(1,237)	(446)	(23)	(241)	(1,480)	(7,151)
Total gross foreign currency exposure	(142)	576	486	133	(124)	(734)	195
Total derivative amount	(406)	(535)	(19)	(19)	78	817	(84)
Net foreign currency exposure	$(548)	$41	$467	$114	$(46)	$83	$111

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2014.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar.
At December 31, 2014, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $111 million. The Company’s most significant net foreign currency exposures at December 31, 2014 were to the euro and Canadian dollar which reflect the unhedged net investment in its European subsidiaries and branches and Canadian branches, respectively. The decrease of $130 million in the Company’s net foreign currency exposure to $111 million at December 31, 2014 compared to $241 million at December 31, 2013 is primarily related to a decrease in the Company’s net foreign currency exposure to the euro.
At December 31, 2014, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $11 million and $22 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
Investments and Cash
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At December 31, 2014, approximately 57% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better.
At December 31, 2014, approximately 76% of the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At December 31, 2014, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 19% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 3% of total investments and cash (excluding the funds held – directly managed account) at December 31, 2014. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 18% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at December 31, 2014. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 6% and less than 38% of total corporate fixed maturity securities underlying the funds held – directly managed account at December 31, 2014, respectively.
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
Derivatives
To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2014, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts was $2,124 million, while the net fair value of those contracts was an asset position of $11 million.
Underwriting Operations
The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line. Loss experience in these lines of business is cyclical and is affected by the general economic environment. The Company provides its clients in these lines of business with protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the protection provided and, accordingly, the Company is exposed to the credit risk of those credits. As with all of the Company’s business, these risks are subject to rigorous underwriting and pricing standards. In addition, the Company strives to mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default swaps and total return and interest rate swaps.
The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk. The Company is also exposed, to some extent, to the underlying financial market risk of the pool of assets, inasmuch as the underlying policies may have guaranteed minimum returns.
The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for information related to two brokers that accounted for approximately 40% of the Company’s gross premiums written for the year ended December 31, 2014.
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s cedants at December 31, 2014 were $2,455 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible premiums receivable was $8 million at December 31, 2014.
The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. At December 31, 2014, the balance of reinsurance recoverable on paid and unpaid non-life and life reserves was $244 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $13 million. At December 31, 2014, 70% of the Company’s reinsurance recoverable on paid and unpaid non-life and life reserves were either due from reinsurers with an A- or better rating from Standard & Poor’s. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.
Other than the items discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially at December 31, 2014 compared to December 31, 2013.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $1,048 million, excluding funds holding fixed income securities of $9 million) at December 31, 2014. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.90 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at December 31, 2014 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	December 31, 2014	10% Increase	% Change	20% Increase	% Change
Equities (1)	$860	(18)%	$954	(9)%	$1,048	$1,142	9%	$1,236	18%
Total invested assets (2)	17,105	(1)	17,199	(1)	17,293	17,387	1	17,481	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,861	(3)	6,955	(1)	7,049	7,143	1	7,237	3

(1)	Excludes funds holding fixed income securities of $9 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at December 31, 2014 compared to December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2014, $13,489,633; 2013, $13,376,455)	$13,918,745	$13,593,303
Short-term investments, at fair value (amortized cost: 2014, $25,699; 2013, $13,543)	25,678	13,546
Equities, at fair value (cost: 2014, $843,429; 2013, $1,009,286)	1,056,514	1,221,053
Other invested assets	298,827	320,981
Total investments	15,299,764	15,148,883
Funds held – directly managed (cost: 2014, $600,379; 2013, $778,569)	608,853	785,768
Cash and cash equivalents	1,313,468	1,496,485
Accrued investment income	158,737	185,717
Reinsurance balances receivable	2,454,850	2,465,713
Reinsurance recoverable on paid and unpaid losses	246,158	308,892
Funds held by reinsured companies	765,905	843,081
Deferred acquisition costs	661,186	644,952
Deposit assets	92,973	351,905
Net tax assets	6,876	14,133
Goodwill	456,380	456,380
Intangible assets	159,604	187,090
Other assets	45,603	149,296
Total assets	$22,270,357	$23,038,295
Liabilities
Unpaid losses and loss expenses	$9,745,806	$10,646,318
Policy benefits for life and annuity contracts	2,050,107	1,974,133
Unearned premiums	1,750,607	1,723,767
Other reinsurance balances payable	182,395	202,549
Deposit liabilities	70,325	328,588
Net tax liabilities	240,989	284,442
Accounts payable, accrued expenses and other	304,728	291,350
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	15,165,946	16,272,136
Shareholders’ Equity
Common shares (par value $1.00; issued: 2014, 87,237,220 shares; 2013, 86,657,045 shares)	87,237	86,657
Preferred shares (par value $1.00; issued and outstanding: 2014 and 2013, 34,150,000 shares; aggregate liquidation value: 2014 and 2013, $853,750)	34,150	34,150
Additional paid-in capital	3,949,665	3,901,627
Accumulated other comprehensive loss	(34,083)	(12,238)
Retained earnings	6,270,811	5,406,797
Common shares held in treasury, at cost (2014, 39,400,936 shares; 2013, 34,213,611 shares)	(3,258,870)	(2,707,461)
Total shareholders’ equity attributable to PartnerRe Ltd.	7,048,910	6,709,532
Noncontrolling interests	55,501	56,627
Total shareholders’ equity	7,104,411	6,766,159
Total liabilities and shareholders’ equity	$22,270,357	$23,038,295
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Gross premiums written	$5,932,003	$5,569,706	$4,718,235
Net premiums written	$5,719,884	$5,396,526	$4,572,860
Increase in unearned premiums	(110,689)	(198,316)	(86,921)
Net premiums earned	5,609,195	5,198,210	4,485,939
Net investment income	479,696	484,367	571,338
Net realized and unrealized investment gains (losses)	371,796	(160,735)	493,409
Other income	16,190	16,565	11,920
Total revenues	6,476,877	5,538,407	5,562,606
Expenses
Losses and loss expenses and life policy benefits	3,462,770	3,157,808	2,804,610
Acquisition costs	1,213,822	1,077,628	936,909
Other expenses	449,688	500,466	411,374
Interest expense	48,963	48,929	48,895
Amortization of intangible assets	27,486	27,180	31,799
Net foreign exchange (gains) losses	(18,201)	18,203	175
Total expenses	5,184,528	4,830,214	4,233,762
Income before taxes and interest in earnings of equity method investments	1,292,349	708,193	1,328,844
Income tax expense	239,506	48,416	204,284
Interest in earnings of equity method investments	15,270	13,665	9,954
Net income	1,068,113	673,442	1,134,514
Net income attributable to noncontrolling interests	(13,139)	(9,434)	—
Net income attributable to PartnerRe Ltd.	1,054,974	664,008	1,134,514
Preferred dividends	56,735	57,861	61,622
Loss on redemption of preferred shares	—	9,135	—
Net income attributable to PartnerRe Ltd. common shareholders	$998,239	$597,012	$1,072,892
Comprehensive income
Net income attributable to PartnerRe Ltd.	$1,054,974	$664,008	$1,134,514
Change in currency translation adjustment	(8,892)	(31,778)	28,488
Change in unfunded pension obligation, net of tax	(12,067)	9,861	(4,294)
Change in unrealized losses on investments, net of tax	(886)	(918)	(953)
Total other comprehensive (loss) income, net of tax	(21,845)	(22,835)	23,241
Comprehensive income attributable to PartnerRe Ltd.	$1,033,129	$641,173	$1,157,755
Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$19.96	$10.78	$17.05
Diluted net income	$19.51	$10.58	$16.87
Weighted average number of common shares outstanding	50,019,480	55,378,980	62,915,992
Weighted average number of common shares and common share equivalents outstanding	51,174,225	56,448,105	63,615,748
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Common shares
Balance at beginning of year	$86,657	$85,460	$84,767
Issuance of common shares	580	1,197	693
Balance at end of year	87,237	86,657	85,460
Preferred shares
Balance at beginning of year	34,150	35,750	35,750
Issuance of preferred shares	—	10,000	—
Redemption of preferred shares	—	(11,600)	—
Balance at end of year	34,150	34,150	35,750
Additional paid-in capital
Balance at beginning of year	3,901,627	3,861,844	3,803,796
Issuance of common shares	48,038	77,783	58,048
Issuance of preferred shares	—	231,265	—
Redemption of preferred shares	—	(269,265)	—
Balance at end of year	3,949,665	3,901,627	3,861,844
Accumulated other comprehensive (loss) income
Balance at beginning of year	(12,238)	10,597	(12,644)
Currency translation adjustment
Balance at beginning of year	977	32,755	4,267
Change in currency translation adjustment	(8,892)	(31,778)	28,488
Balance at end of year	(7,915)	977	32,755
Unfunded pension obligation
Balance at beginning of year	(17,509)	(27,370)	(23,076)
Change in unfunded pension obligation, net of tax	(12,067)	9,861	(4,294)
Balance at end of year (net of tax: 2014, $8,301; 2013, $5,029; 2012, $7,731)	(29,576)	(17,509)	(27,370)
Unrealized gain on investments
Balance at beginning of year	4,294	5,212	6,165
Change in unrealized losses on investments, net of tax	(886)	(918)	(953)
Balance at end of year (net of tax: 2014, 2013 and 2012: $nil)	3,408	4,294	5,212
Balance at end of year	(34,083)	(12,238)	10,597
Retained earnings
Balance at beginning of year	5,406,797	4,952,002	4,035,103
Net income	1,068,113	673,442	1,134,514
Net income attributable to noncontrolling interests	(13,139)	(9,434)	—
Dividends on common shares	(134,225)	(142,217)	(155,993)
Dividends on preferred shares	(56,735)	(57,861)	(61,622)
Loss on redemption of preferred shares	—	(9,135)	—
Balance at end of year	6,270,811	5,406,797	4,952,002
Common shares held in treasury
Balance at beginning of year	(2,707,461)	(2,012,157)	(1,479,230)
Repurchase of common shares	(551,409)	(695,304)	(532,927)
Balance at end of year	(3,258,870)	(2,707,461)	(2,012,157)
Total shareholders’ equity attributable to PartnerRe Ltd.	$7,048,910	$6,709,532	$6,933,496
Noncontrolling interests	55,501	56,627	—
Total shareholders’ equity	$7,104,411	$6,766,159	$6,933,496
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash flows from operating activities
Net income	$1,068,113	$673,442	$1,134,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	107,047	151,666	137,313
Amortization of intangible assets	27,486	27,180	31,799
Net realized and unrealized investment (gains) losses	(371,796)	160,735	(493,409)
Changes in:
Reinsurance balances, net	(142,268)	(507,346)	(102,009)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	46,857	45,422	31,730
Funds held by reinsured companies and funds held – directly managed	188,902	99,394	381,733
Deferred acquisition costs	(55,786)	(72,956)	(13,437)
Net tax assets and liabilities	(10,951)	(99,067)	80,628
Unpaid losses and loss expenses including life policy benefits	(168,490)	41,956	(634,736)
Unearned premiums	110,689	198,316	86,921
Other net changes in operating assets and liabilities	52,796	108,525	52,246
Net cash provided by operating activities	852,599	827,267	693,293
Cash flows from investing activities
Sales of fixed maturities	8,730,831	7,887,186	6,969,074
Redemptions of fixed maturities	696,301	1,167,483	1,000,181
Purchases of fixed maturities	(9,844,660)	(8,872,874)	(8,067,087)
Sales and redemptions of short-term investments	92,956	312,376	110,360
Purchases of short-term investments	(106,364)	(176,339)	(215,473)
Sales of equities	691,970	796,403	821,977
Purchases of equities	(452,201)	(695,456)	(830,323)
Consideration paid, related to the acquisition of Presidio, net of cash acquired	—	—	(9,242)
Other, net	(58,840)	(786)	995
Net cash (used in) provided by investing activities	(250,007)	417,993	(219,538)
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(190,960)	(200,078)	(217,615)
Repurchase of common shares	(547,120)	(715,421)	(504,991)
Issuance of common shares, net of taxes paid	16,785	51,111	34,323
(Distribution) sale of shares to noncontrolling interests	(14,265)	47,193	—
Net proceeds from issuance of preferred shares	—	241,265	—
Repurchase of preferred shares	—	(290,000)	—
Net cash used in financing activities	(735,560)	(865,930)	(688,283)
Effect of foreign exchange rate changes on cash	(50,049)	(4,550)	(6,024)
(Decrease) increase in cash and cash equivalents	(183,017)	374,780	(220,552)
Cash and cash equivalents—beginning of year	1,496,485	1,121,705	1,342,257
Cash and cash equivalents—end of year	$1,313,468	$1,496,485	$1,121,705

Supplemental cash flow information:
Taxes paid	$284,798	$174,031	$186,970
Interest paid	49,259	49,259	49,259
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Notes to Consolidated Financial Statements
1. Organization
PartnerRe Ltd. (PartnerRe or the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd. (PartnerRe Bermuda), Partner Reinsurance Europe SE (PartnerRe Europe), Partner Reinsurance Company of the U.S. (PartnerRe U.S.) and, effective April 1, 2015, Partner Reinsurance Asia Pte. Ltd. (PartnerRe Asia). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.
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
In January 2015, the Company announced that PartnerRe Asia, a wholly owned subsidiary of PartnerRe Ltd., was licensed by the Monetary Authority of Singapore (MAS) to operate as a non-life and life reinsurer in Singapore. As of April 1, 2015, PartnerRe Asia will be the principal reinsurance carrier for the Company’s business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia will enable the Company's Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and supports its growing underwriting presence in the region.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company will amalgamate with AXIS (the Amalgamation) and the two companies will continue as a single Bermuda exempted company (Amalgamated Company). The Amalgamation has been approved by the Company's Board of Directors (Board) and is subject to shareholder and regulatory approvals with respect to the Company and AXIS. See Note 23 for further details.
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
(f) Investments
The Company elects the fair value option for all of its fixed maturities, short-term investments, equities and certain other invested assets (excluding those that are accounted for using the cost or equity methods of accounting). All changes in the fair value of investments are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The Company defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair value of financial instruments according to a fair value hierarchy that prioritizes the information used to measure fair value into three broad levels. The Company’s policy is to recognize transfers between the hierarchy levels at the beginning of the period. See Note 3 for additional information on fair value.
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
(j) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made.
(k) Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships and U.S. licenses arising from acquisitions. Definite-lived intangible assets are amortized over their useful lives. The Company recognizes the amortization of all definite-lived intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of indefinite-lived intangible assets are reviewed for indicators of impairment on at least an annual basis or more frequently if events or changes in circumstances indicate that impairment may exist. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and is measured as the difference between the carrying value and the fair value.
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
The Company recognizes a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
(m) Translation of Foreign Currencies
The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Company’s Bermuda subsidiaries and its Swiss subsidiaries and branch, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income or loss.
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
The derivatives employed by the Company to hedge currency exposure related to fixed income securities and other reinsurance assets and liabilities are not designated as hedges, with the exception of any hedges of the Company’s net investment in certain subsidiaries and branches whose functional currencies are not the U.S. dollar. The changes in fair value of these derivatives not designated as hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.
As part of its overall strategy to manage its level of currency exposure, from time to time the Company uses forward foreign exchange derivatives to hedge or partially hedge the net investment in certain subsidiaries and branches whose functional currencies are not the U.S. dollar. These derivatives are designated as net investment hedges, and accordingly, the changes in fair value of the derivative and the hedged item related to foreign currency are recognized in currency translation adjustment in the Consolidated Balance Sheets. The Company also uses, from time to time, interest rate derivatives to mitigate exposure to interest rate volatility.
The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset or liability that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its designated hedging relationships both at the hedge inception and on an ongoing basis. The Company assesses the effectiveness of its designated hedges using the period-to-period dollar offset method on an individual currency basis. If the ratio obtained with this method is within the range of 80% to 125%, the Company considers the hedge effective. The time value component of the designated net investment hedges is included in the assessment of hedge effectiveness.
The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item. To the extent that the Company discontinues hedge accounting related to its net investment in subsidiaries and branches whose functional currencies are not the U.S. dollar, because, based on Management’s assessment, the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried in the Consolidated Balance Sheets at its fair value, with changes in its fair value recognized in net foreign exchange gains and losses.
Other Derivatives
The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures contracts, to-be-announced mortgage-backed securities (TBAs) and credit default swaps for the purpose of managing overall currency risk, market exposures and portfolio duration, for hedging certain investments, or for enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations, except changes in the fair value of foreign currency option contracts and foreign exchange forward contracts which are included in net foreign exchange gains and losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.
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
(p) Net Income or Loss per Common Share
Diluted net income or loss per common share is defined as net income or loss attributable to PartnerRe Ltd. common shareholders divided by the weighted average number of common shares and common share equivalents outstanding, calculated using the treasury stock method for all potentially dilutive securities. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss attributable to PartnerRe Ltd. less preferred share dividends. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted net income or loss per share. Basic net income or loss per share is defined as net income or loss attributable to PartnerRe Ltd. common shareholders divided by the weighted average number of common shares outstanding for the period, giving no effect to dilutive securities.
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
Those share-based compensation awards that do not meet the equity classification criteria are classified as liability awards. Liability-classified awards are recorded at fair value in the Accounts payable, accrued expenses and other in the Consolidated Balance Sheets with changes in fair value relating to the vested portion of the award recorded within Other expenses in the Consolidated Statements of Operations.
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
(s) Variable Interest Entities and Noncontrolling Interests
The Company is involved in the normal course of business with variable interest entities (VIEs) as a passive investor in certain limited partnerships, fixed maturity investments and asset-backed securities, that are issued by third party VIEs. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the amounts invested in and advanced to the VIEs at December 31, 2014 that are reported within fixed maturities and other invested assets in the Company’s Consolidated Balance Sheets and any unfunded commitments.
The Company also has three indirect 100% owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s Senior Notes and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs at December 31, 2014. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 10). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.

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
In February 2015, the FASB issued updated guidance on the consolidation of voting interest entities and variable interest entities. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.
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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; asset-backed securities; mortgage-backed securities; short-term investments; certain equities traded on foreign exchanges; certain fixed income mutual funds; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, credit default swaps, interest rate swaps and TBAs.

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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2014 and 2013, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,315,422	$—	$2,315,422
U.S. states, territories and municipalities	—	380,875	149,728	530,603
Non-U.S. sovereign government, supranational and government related	—	1,976,202	—	1,976,202
Corporate	—	5,604,160	—	5,604,160
Asset-backed securities	—	681,502	449,918	1,131,420
Residential mortgage-backed securities	—	2,306,476	—	2,306,476
Other mortgage-backed securities	—	54,462	—	54,462
Fixed maturities	$—	$13,319,099	$599,646	$13,918,745
Short-term investments	$—	$25,678	$—	$25,678
Equities
Real estate investment trusts	$213,770	$—	$—	$213,770
Insurance	140,916	4,521	—	145,437
Energy	123,978	—	—	123,978
Consumer noncyclical	100,134	—	—	100,134
Finance	70,621	7,354	20,353	98,328
Technology	52,707	—	8,555	61,262
Communications	51,829	—	2,640	54,469
Industrials	49,983	—	—	49,983
Consumer cyclical	39,002	—	—	39,002
Utilities	31,748	—	—	31,748
Other	11,571	—	—	11,571
Mutual funds and exchange traded funds	118,246	—	8,586	126,832
Equities	$1,004,505	$11,875	$40,134	$1,056,514
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$20,033	$—	$20,033
Futures contracts	846	—	—	846
Insurance-linked securities	—	—	3	3
Total return swaps	—	—	485	485
TBAs	—	154	—	154
Other
Notes and loan receivables and notes securitization	—	—	44,817	44,817
Annuities and residuals	—	—	13,243	13,243
Private equities	—	—	59,872	59,872
Derivative liabilities
Foreign exchange forward contracts	—	(7,446)	—	(7,446)
Foreign currency option contracts	—	(1,196)	—	(1,196)
Futures contracts	(467)	—	—	(467)
Insurance-linked securities	—	—	(339)	(339)
Total return swaps	—	—	(2,007)	(2,007)
Interest rate swaps	—	(16,282)	—	(16,282)
TBAs	—	(240)	—	(240)
Other invested assets	$379	$(4,977)	$116,074	$111,476
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,483	$—	$153,483
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	128,233	—	128,233
Corporate	—	177,347	—	177,347
Other invested assets	—	—	13,398	13,398
Funds held – directly managed	$—	$459,063	$13,530	$472,593
Total	$1,004,884	$13,810,738	$769,384	$15,585,006

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$1,623,859	$—	$1,623,859
U.S. states, territories and municipalities	—	16,207	108,380	124,587
Non-U.S. sovereign government, supranational and government related	—	2,353,699	—	2,353,699
Corporate	—	6,048,663	—	6,048,663
Asset-backed securities	—	691,654	446,577	1,138,231
Residential mortgage-backed securities	—	2,268,517	—	2,268,517
Other mortgage-backed securities	—	35,747	—	35,747
Fixed maturities	$—	$13,038,346	$554,957	$13,593,303
Short-term investments	$—	$13,546	$—	$13,546
Equities
Real estate investment trusts	$175,796	$—	$—	$175,796
Energy	159,509	—	—	159,509
Insurance	144,020	—	—	144,020
Finance	108,944	9,556	20,207	138,707
Consumer noncyclical	108,663	—	—	108,663
Communications	70,792	—	2,199	72,991
Technology	53,768	—	7,752	61,520
Industrials	47,677	—	—	47,677
Consumer cyclical	45,915	—	—	45,915
Utilities	37,151	—	—	37,151
Other	19,993	—	—	19,993
Mutual funds and exchange traded funds	61,902	139,322	7,887	209,111
Equities	$1,034,130	$148,878	$38,045	$1,221,053
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$1,249	$—	$1,249
Futures contracts	41,031	—	—	41,031
Total return swaps	—	—	79	79
Interest rate swaps	—	2,147	—	2,147
TBAs	—	2	—	2
Other
Notes and loan receivables and notes securitization	—	—	41,446	41,446
Annuities and residuals	—	—	24,064	24,064
Private equities	—	—	39,131	39,131
Derivative liabilities
Foreign exchange forward contracts	—	(8,648)	—	(8,648)
Foreign currency option contracts	—	(535)	—	(535)
Credit default swaps (protection purchased)	—	(71)	—	(71)
Insurance-linked securities	—	—	(268)	(268)
Total return swaps	—	—	(599)	(599)
Interest rate swaps	—	(2,558)	—	(2,558)
TBAs	—	(1,331)	—	(1,331)
Other invested assets	$41,031	$(9,745)	$103,853	$135,139
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,296	$—	$157,296
U.S. states, territories and municipalities	—	—	286	286
Non-U.S. sovereign government, supranational and government related	—	137,186	—	137,186
Corporate	—	248,947	—	248,947
Short-term investments	—	2,426	—	2,426
Other invested assets	—	—	15,165	15,165
Funds held – directly managed	$—	$545,855	$15,451	$561,306
Total	$1,075,161	$13,736,880	$712,306	$15,524,347

At December 31, 2014 and 2013, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $187.3 million and $185.8 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $472.6 million and $561.3 million at December 31, 2014 and 2013, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $42.3 million and $84.8 million, respectively, and accrued investment income of $5.7 million and $6.7 million, respectively. At December 31, 2014 and 2013, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $88.3 million and $133.0 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).
At December 31, 2014 and 2013, substantially all of the accrued investment income in the Consolidated Balance Sheets related to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At December 31, 2014 and 2013, the fair values of financial instrument assets recorded in the Consolidated Balance Sheets not described above, approximate their carrying values.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2014 and 2013, were as follows (in thousands of U.S. dollars):

For the year ended December 31, 2014	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$108,380	$12,322	$31,470	$(2,444)	$—	$149,728	$12,315
Asset-backed securities	446,577	8,169	192,940	(197,768)	—	449,918	8,616
Fixed maturities	$554,957	$20,491	$224,410	$(200,212)	$—	$599,646	$20,931
Equities
Finance	$20,207	$146	$—	$—	$—	$20,353	$146
Technology	7,752	803	—	—	—	8,555	803
Communications	2,199	441	—	—	—	2,640	441
Other	—	—	8	(8)	—	—	—
Mutual funds and exchange traded funds	7,887	699	—	—	—	8,586	699
Equities	$38,045	$2,089	$8	$(8)	$—	$40,134	$2,089
Other invested assets
Derivatives, net	$(788)	$(759)	$(871)	$560	$—	$(1,858)	$(759)
Notes and loan receivables and notes securitization	41,446	(372)	35,988	(32,245)	—	44,817	1,147
Annuities and residuals	24,064	(207)	—	(10,614)	—	13,243	(167)
Private equities	39,131	(3,149)	28,410	(4,520)	—	59,872	(3,180)
Other invested assets	$103,853	$(4,487)	$63,527	$(46,819)	$—	$116,074	$(2,959)
Funds held – directly managed
U.S. states, territories and municipalities	$286	$1	$—	$(155)	$—	$132	$13
Other invested assets	15,165	(2,102)	781	(446)	—	13,398	(2,102)
Funds held – directly managed	$15,451	$(2,101)	$781	$(601)	$—	$13,530	$(2,089)
Total	$712,306	$15,992	$288,726	$(247,640)	$—	$769,384	$17,972

(1)	Purchases and issuances of derivatives include issuances of $0.9 million.

(2)	There were no sales for the year ended December 31, 2014.

For the year ended December 31, 2013	Balance at beginning of year	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$233,235	$(4,440)	$103,860	$(224,275)	$—	$108,380	$1,234
Corporate	100,904	(2,271)	—	(98,633)	—	—	—
Asset-backed securities	323,134	(1,339)	301,477	(176,695)	—	446,577	(9,018)
Fixed maturities	$657,273	$(8,050)	$405,337	$(499,603)	$—	$554,957	$(7,784)
Equities
Finance	$13,477	$1,730	$5,000	$—	$—	$20,207	$1,730
Communications	—	159	2,040	—	—	2,199	159
Technology	6,987	765	—	—	—	7,752	765
Mutual funds and exchange traded funds	7,264	623	—	—	—	7,887	623
Equities	$27,728	$3,277	$7,040	$—	$—	$38,045	$3,277
Other invested assets
Derivatives, net	$3,911	$(6,136)	$121	$1,316	$—	$(788)	$(69)
Notes and loan receivables and notes securitization	34,902	936	15,732	(10,124)	—	41,446	936
Annuities and residuals	46,882	1,107	—	(23,925)	—	24,064	877
Private equities	1,404	(6,358)	44,085	—	—	39,131	(6,358)
Other invested assets	$87,099	$(10,451)	$59,938	$(32,733)	$—	$103,853	$(4,614)
Funds held – directly managed
U.S. states, territories and municipalities	$345	$(59)	$—	$—	$—	$286	$(59)
Other invested assets	17,976	(2,054)	—	(757)	—	15,165	(990)
Funds held – directly managed	$18,321	$(2,113)	$—	$(757)	$—	$15,451	$(1,049)
Total	$790,421	$(17,337)	$472,315	$(533,093)	$—	$712,306	$(10,170)

(1)	Purchases and issuances of derivatives include issuances of $0.8 million.

(2)
Settlements and sales of U.S. states, territories and municipalities, asset-backed securities, derivatives and annuities and residuals include sales of $223.7 million, $13.7 million, $1.2 million and $6.3 million, respectively.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at December 31, 2014 and 2013 were as follows (fair value in thousands of U.S. dollars):

December 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$149,728	Discounted cash flow	Credit spreads	2.2% – 10.1% (4.6%)
Asset-backed securities – other	449,918	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.1%)
Equities
Finance	14,561	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.3% (7.3%)
Finance	5,792	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,555	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.2 (10.2)
Communications	2,640	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Other invested assets
Total return swaps	(1,522)	Discounted cash flow	Credit spreads	3.6% – 19.3% (16.3%)
Notes and loan receivables	8,068	Discounted cash flow	Credit spreads	12.6% (12.6%)
Notes and loan receivables	13,237	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 – 1.7 (1.7)
Notes securitization	23,512	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.4%)
Annuities and residuals	13,243	Discounted cash flow	Credit spreads	4.9% – 9.6% (7.8%)
			Prepayment speed	0% – 15.0% (4.3%)
			Constant default rate	0.3% – 17.5% (6.3%)
Private equity – direct	8,536	Discounted cash flow and weighted market comparables	Net income multiple	9.0 (9.0)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	18,494	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.6% – 11.0% (-1.6%)
Private equity – other	32,842	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	13,398	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.4% – 0% (-14.5%)

December 31, 2013	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$108,380	Discounted cash flow	Credit spreads	2.9% – 9.9% (5.3%)
Asset-backed securities – interest only	21	Discounted cash flow	Credit spreads	5.5% – 10.7% (8.8%)
Asset-backed securities – other	446,556	Discounted cash flow	Credit spreads	4.0% – 12.2% (7.1%)
Equities
Finance	15,483	Weighted market comparables	Net income multiple	14.6 (14.6)
			Tangible book value multiple	1.1 (1.1)
			Liquidity discount	25.0% (25.0%)
			Comparable return	8.5% (8.5%)
Finance	4,724	Profitability analysis	Projected return on equity	14.0% (14.0%)
Communications	2,199	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Technology	7,752	Weighted market comparables	Revenue multiple	0.9 (0.9)
			Adjusted earnings multiple	4.4 (4.4)
Other invested assets
Total return swaps	(520)	Discounted cash flow	Credit spreads	2.8% – 18.9% (17.0%)
Notes and loan receivables	21,280	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 (1.5)
Notes securitization	20,166	Discounted cash flow	Credit spreads	6.2% (6.2%)
Annuities and residuals	24,064	Discounted cash flow	Credit spreads	4.0% – 7.9% (5.8%)
			Prepayment speed	0% – 15.0% (6.4%)
			Constant default rate	0.3% – 35.0% (12.4%)
Private equity – direct	11,742	Discounted cash flow and weighted market comparables	Net income multiple	8.3 (8.3)
			Tangible book value multiple	1.6 (1.6)
			Recoverability of intangible assets	0% (0%)
Private equity funds	8,993	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	1.8% – 9.8% (8.3%)
Private equity – other	18,396	Discounted cash flow	Credit spreads	3.8% (3.8%)
Funds held – directly managed
Other invested assets	15,165	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-22.9% – 0% (-15.5%)
The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities) and certain derivatives.
The Company has established a Valuation Committee which is responsible for determining the Company’s invested asset valuation policy and related procedures, for reviewing significant changes in the fair value measurements of securities classified as Level 3 from period to period, and for reviewing in accordance with the invested asset valuation policy an independent internal peer analysis that is performed on the fair value measurements of significant securities that are classified as Level 3. The Valuation Committee is comprised of members of the Company’s senior management team and meets on a quarterly basis. The Company’s invested asset valuation policy is monitored by the Company’s Audit Committee of the Board and approved annually by the Company’s Risk and Finance Committee of the Board.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Fixed maturities and short-term investments	$228,781	$(525,787)	$186,063
Equities	2,605	118,010	66,253
Other invested assets	(2,664)	(6,970)	18,732
Funds held – directly managed	1,382	(27,850)	7,969
Total	$230,104	$(442,597)	$279,017
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

In general, the methods employed by the independent pricing services to determine the fair value of the securities that have not been actively traded primarily involve the use of “matrix pricing” in which the independent pricing source applies the credit spread for a comparable security that has traded recently to the current yield curve to determine a reasonable fair value. The Company generally uses one pricing source per security and uses a pricing service ranking to consistently select the most appropriate pricing service in instances where it receives multiple quotes on the same security. When fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Most of the Company’s fixed maturities are priced from the pricing services or dealer quotes. The Company will typically not make adjustments to prices received from pricing services or dealer quotes; however, in instances where the quoted external price for a security uses significant unobservable inputs, the Company will classify that security as Level 3. The methods used to develop and substantiate the unobservable inputs used are based on the Company’s valuation policy and are dependent upon the facts and circumstances surrounding the individual investments which are generally transaction specific. The Company’s inactively traded fixed maturities are classified as Level 3. For all fixed maturity investments, the bid price is used for estimating fair value.
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
(b) Fair Value of Financial Instrument Liabilities
At December 31, 2014 and 2013, the fair values of financial instrument liabilities recorded in the Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to CENts.
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at December 31, 2014 and 2013; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at December 31, 2014 and 2013.

The carrying values and fair values of the Senior Notes and CENts at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes(1)	$750,000	$853,792	$750,000	$844,331
Debt related to CENts(2)	63,384	62,309	63,384	61,094

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.
4. Investments
(a) Fixed Maturities, Short-Term Investments and Equities
The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

December 31, 2014	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$2,308,264	$13,350	$(6,192)	$2,315,422
U.S. states, territories and municipalities	511,228	21,058	(1,683)	530,603
Non-U.S. sovereign government, supranational and government related	1,866,915	112,029	(2,742)	1,976,202
Corporate	5,363,006	263,349	(22,195)	5,604,160
Asset-backed securities	1,110,393	23,131	(2,104)	1,131,420
Residential mortgage-backed securities	2,276,200	56,875	(26,599)	2,306,476
Other mortgage-backed securities	53,627	1,487	(652)	54,462
Fixed maturities	$13,489,633	$491,279	$(62,167)	$13,918,745
Short-term investments	25,699	4	(25)	25,678
Equities	843,429	240,667	(27,582)	1,056,514
Total	$14,358,761	$731,950	$(89,774)	$15,000,937

December 31, 2013	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$1,635,578	$7,211	$(18,930)	$1,623,859
U.S. states, territories and municipalities	121,697	4,395	(1,505)	124,587
Non-U.S. sovereign government, supranational and government related	2,295,608	67,453	(9,362)	2,353,699
Corporate	5,866,991	243,522	(61,850)	6,048,663
Asset-backed securities	1,126,812	15,232	(3,813)	1,138,231
Residential mortgage-backed securities	2,294,870	31,810	(58,163)	2,268,517
Other mortgage-backed securities	34,899	1,590	(742)	35,747
Fixed maturities	$13,376,455	$371,213	$(154,365)	$13,593,303
Short-term investments	13,543	4	(1)	13,546
Equities	1,009,286	250,288	(38,521)	1,221,053
Total	$14,399,284	$621,505	$(192,887)	$14,827,902

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(b) Maturity Distribution of Fixed Maturities and Short-Term Investments
The distribution of fixed maturities and short-term investments at December 31, 2014, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$312,599	$313,261
More than one year through five years	5,042,314	5,168,357
More than five years through ten years	3,592,725	3,719,234
More than ten years	1,127,474	1,251,213
Subtotal	$10,075,112	$10,452,065
Mortgage/asset-backed securities	3,440,220	3,492,358
Total	$13,515,332	$13,944,423
(c) Net Realized and Unrealized Investment Gains (Losses)
The components of the net realized and unrealized investment gains (losses) for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Net realized investment gains on fixed maturities and short-term investments	$120,734	$118,575	$172,987
Net realized investment gains on equities	98,733	75,217	72,155
Net realized investment (losses) gains on other invested assets	(20,686)	20,497	(16,691)
Change in net unrealized investment (losses) gains on other invested assets	(58,180)	56,652	(9,568)
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	228,781	(525,787)	186,063
Change in net unrealized investment gains on equities	2,605	118,010	66,253
Net other realized and unrealized investment (losses) gains	(3,624)	(2,107)	5,843
Net realized and unrealized investment gains (losses) on funds held – directly managed	3,433	(21,792)	16,367
Total net realized and unrealized investment gains (losses)	$371,796	$(160,735)	$493,409

(d) Net Investment Income
The components of net investment income for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Fixed maturities	$443,414	$446,299	$512,833
Short-term investments, cash and cash equivalents	868	1,886	2,905
Equities	40,326	32,989	26,207
Funds held and other	33,192	34,215	44,109
Funds held – directly managed	13,841	20,502	29,031
Investment expenses	(51,945)	(51,524)	(43,747)
Net investment income	$479,696	$484,367	$571,338
Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 2.1% to 5.4% for the year ended December 31, 2014, from 1.8% to 4.3% for the year ended December 31, 2013 and from 2.0% to 5.0% for the year ended December 31, 2012. See Note 5 for additional information on the funds held – directly managed account.
(e) Pledged and Restricted Assets
At December 31, 2014 and 2013, approximately $172.3 million and $200.6 million, respectively, of cash and cash equivalents and approximately $2,455.6 million and $2,477.8 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.
The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares in an investment with a fair value of $120 million, which is included in equities. As of February 19, 2015, this restriction no longer exists.
(f) Net (Payable) Receivable for Securities Purchased/Sold
Included within Accounts payable, accrued expenses and other in the Consolidated Balance Sheet at December 31, 2014 and within Other assets in the Consolidated Balance Sheet at December 31, 2013 were amounts of gross receivable balances for securities sold and gross payable balances for securities purchased as follows (in thousands of U.S. dollars):

	2014	2013
Receivable for securities sold	$51,586	$150,816
Payable for securities purchased	(63,779)	(60,153)
Net (payable) receivable for securities purchased/sold	$(12,193)	$90,663
5. Funds Held – Directly Managed
Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The decrease from $561 million at December 31, 2013 to $473 million at December 31, 2014 in the fair value of the investment portfolio underlying the funds held – directly managed account was primarily related to the commutation of a portion of the Reserve Agreement with Colisée Re, the run-off of the underlying loss reserves associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
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

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities
The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

December 31, 2014	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$150,242	$3,302	$(61)	$153,483
U.S. states, territories and municipalities	214	—	(82)	132
Non-U.S. sovereign government, supranational and government related	119,732	8,536	(35)	128,233
Corporate	168,697	8,650	—	177,347
Fixed maturities	$438,885	$20,488	$(178)	$459,195
Other invested assets	25,388	—	(11,837)	13,551
Total	$464,273	$20,488	$(12,015)	$472,746

December 31, 2013	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$153,951	$3,789	$(444)	$157,296
U.S. states, territories and municipalities	372	—	(86)	286
Non-U.S. sovereign government, supranational and government related	131,488	6,708	(1,010)	137,186
Corporate	237,947	11,000	—	248,947
Fixed maturities	$523,758	$21,497	$(1,540)	$543,715
Short-term investments	2,426	—	—	2,426
Other invested assets	28,091	—	(12,787)	15,304
Total	$554,275	$21,497	$(14,327)	$561,445

(1)	Cost is amortized cost for fixed maturities and short-term investments.
In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2014 and 2013, were cash and cash equivalents of $42.3 million and $84.8 million, respectively, other assets and liabilities of $88.2 million and $132.9 million, respectively, and accrued investment income of $5.7 million and $6.7 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.
(b) Maturity Distribution of Fixed Maturities
The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2014, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Cost	Fair Value
One year or less	$75,985	$76,822
More than one year through five years	230,696	241,496
More than five years through ten years	131,917	140,644
More than ten years	287	233
Total	$438,885	$459,195

(c) Net Realized and Unrealized Investment Gains (Losses)
The components of the net realized and unrealized investment gains (losses) on the funds held – directly managed account for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Net realized investment gains on fixed maturities and short-term investments	$1,959	$6,021	$8,405
Net realized investment gains on other invested assets	53	19	—
Change in net unrealized investment gains (losses) on fixed maturities and short-term investments	1,938	(24,176)	6,583
Change in net unrealized investment (losses) gains on other invested assets	(517)	(3,656)	1,379
Net realized and unrealized investment gains (losses) on funds held – directly managed	$3,433	$(21,792)	$16,367
(d) Net Investment Income
The components of net investment income underlying the funds held – directly managed account for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Fixed maturities	$12,789	$18,804	$27,760
Short-term investments, cash and cash equivalents	59	1,246	1,046
Other	1,760	1,287	1,647
Investment expenses	(767)	(835)	(1,422)
Net investment income on funds held – directly managed	$13,841	$20,502	$29,031
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
The net fair values and the related net notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2014			Net notional exposure	Fair value
Foreign exchange forward contracts	$20,033	$(7,446)	$2,080,276	$12,587
Foreign currency option contracts	—	(1,196)	43,380	(1,196)
Futures contracts	846	(467)	2,348,735	379
Insurance-linked securities (1)	3	(339)	145,481	(336)
Total return swaps	485	(2,007)	42,524	(1,522)
Interest rate swaps (2)	—	(16,282)	201,160	(16,282)
TBAs	154	(240)	235,105	(86)
Total derivatives	$21,521	$(27,977)		$(6,456)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2013			Net notional exposure	Fair value
Foreign exchange forward contracts	$1,249	$(8,648)	$1,957,409	$(7,399)
Foreign currency option contracts	—	(535)	87,620	(535)
Futures contracts	41,031	—	3,266,004	41,031
Credit default swaps (protection purchased)	—	(71)	14,000	(71)
Insurance-linked securities (1)	—	(268)	168,724	(268)
Total return swaps	79	(599)	31,740	(520)
Interest rate swaps (2)	2,147	(2,558)	202,859	(411)
TBAs	2	(1,331)	183,835	(1,329)
Total derivatives	$44,508	$(14,010)		$30,498

(1)
At December 31, 2014 and 2013, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at December 31, 2014 and 2013 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. At December 31, 2014 and 2013, none of the Company’s derivatives were designated as hedges.

The gains and losses in the Consolidated Statements of Operations for derivatives for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	2014	2013	2012
Foreign exchange forward contracts	$39,399	$(59,019)	$23,474
Foreign currency option contracts	(810)	(5,164)	3,789
Total included in net foreign exchange gains and losses	$38,589	$(64,183)	$27,263
Futures contracts	$(72,146)	$78,841	$(31,757)
Credit default swaps (protection purchased)	(3)	(134)	(907)
Credit default swaps (assumed risks)	—	123	2,016
Insurance-linked securities	230	(707)	4,343
Total return swaps	(1,002)	(6,597)	(749)
Interest rate swaps	(15,871)	7,469	112
TBAs	13,166	(8,808)	7,045
Total included in net realized and unrealized investment gains and losses	$(75,626)	$70,187	$(19,897)
Total derivatives	$(37,037)	$6,004	$7,366
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Consolidated Balance Sheets at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
December 31, 2014	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$21,521	$—	$21,521	$(766)	$(8,536)	$12,219
Total derivative liabilities	$(27,977)	$—	$(27,977)	$766	$14,858	$(12,353)

December 31, 2013
Total derivative assets	$44,508	$—	$44,508	$(2)	$—	$44,506
Total derivative liabilities	$(14,010)	$—	$(14,010)	$2	$4,341	$(9,667)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

7. Goodwill and Intangible Assets
The Company’s goodwill related to the acquisitions of PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health and intangible assets related to the acquisitions of Paris Re and PartnerRe Health at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

2014	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets
Balance at January 1	$456,380	$179,740	$7,350	$187,090
Intangible assets amortization	n/a	(27,486)	n/a	(27,486)
Balance at December 31	$456,380	$152,254	$7,350	$159,604

2013	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets
Balance at January 1	$456,380	$206,920	$7,350	$214,270
Intangible assets amortization	n/a	(27,180)	n/a	(27,180)
Balance at December 31	$456,380	$179,740	$7,350	$187,090

n/a: Not applicable
Definite-lived intangible assets are amortized over a period ranging from eleven to thirteen years. The gross carrying value and accumulated amortization of intangible assets by type that are yet to be fully amortized at December 31, 2014 and 2013 is as follows (in thousands of U.S. dollars):

	December 31, 2014		December 31, 2013
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$131,908	$191,196	$115,958
Renewal rights	48,163	12,273	48,163	5,432
Customer relationships	63,408	6,332	63,408	1,637
Total definite-lived intangible assets	$302,767	$150,513	$302,767	$123,027
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	n/a	7,350	n/a
Total intangible assets	$310,117	$150,513	$310,117	$123,027

n/a: Not applicable
At December 31, 2014 and 2013, the allocation of the goodwill to the Company’s segments and sub-segments was as follows (in thousands of U.S. dollars):

Amount
Non-life segment:
North America	$82,026
Global (Non-U.S.) P&C	149,895
Global Specialty	179,641
Catastrophe	26,014
Life and Health segment	18,804
Total goodwill	$456,380

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Year	Amount
2015	$26,593
2016	25,919
2017	22,818
2018	21,247
2019	18,153
Total	$114,730
8. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts
(a) Unpaid Losses and Loss Expenses
Unpaid losses and loss expenses are categorized into three types of reserves: case reserves, ACRs and IBNR reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company’s gross liability for unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2014	2013
Case reserves	$4,236,038	$4,663,164
ACRs	253,890	403,145
IBNR reserves	5,255,878	5,580,009
Total unpaid losses and loss expenses	$9,745,806	$10,646,318
The reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2014	2013	2012
Gross liability at beginning of year	$10,646,318	$10,709,371	$11,273,091
Reinsurance recoverable at beginning of year	267,384	291,330	353,105
Net liability at beginning of year	10,378,934	10,418,041	10,919,986
Net incurred losses related to:
Current year	3,122,981	3,118,755	2,785,694
Prior years	(660,413)	(721,499)	(628,065)
	2,462,568	2,397,256	2,157,629
Change in Paris Re Reserve Agreement	(25,412)	(49,544)	(86,163)
Net paid losses related to:
Current year	267,806	242,053	237,783
Prior years	2,530,743	2,159,506	2,467,279
	2,798,549	2,401,559	2,705,062
Effects of foreign exchange rate changes	(486,084)	14,740	131,651
Net liability at end of year	9,531,457	10,378,934	10,418,041
Reinsurance recoverable at end of year	214,349	267,384	291,330
Gross liability at end of year	$9,745,806	$10,646,318	$10,709,371

The reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2014	2013	2012
Net incurred losses related to:
Non-life	$2,462,568	$2,397,256	$2,157,629
Life and Health	1,000,202	760,552	646,981
Losses and loss expenses and life policy benefits	$3,462,770	$3,157,808	$2,804,610
The net favorable prior year loss development for each of the Company’s Non-life sub-segments for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2014	2013	2012
Net favorable prior year loss development:
Non-life sub-segment
North America	$250,942	$222,839	$218,483
Global (Non-U.S.) P&C	134,394	180,052	114,279
Global Specialty	257,696	227,383	250,523
Catastrophe	17,381	91,225	44,780
Total net favorable prior year loss development	$660,413	$721,499	$628,065
For the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2014, 2013 and 2012. The net favorable loss development for prior accident years in 2014, 2013 and 2012 was driven by most lines of business, with the casualty line being the most pronounced. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2014, 2013 and 2012. The net favorable loss development for prior accident years in 2014, 2013 and 2012 was driven by all lines of business, with the property line being the most pronounced. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Global Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2014, 2013 and 2012. The net favorable loss development for prior accident years in 2014 was driven by most lines of business, predominantly the marine, specialty property and aviation/space lines, while the credit/surety and engineering lines experienced combined adverse loss development for prior accident years of $26 million. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, predominantly the aviation/space, marine and specialty property lines. The net favorable loss development for prior accident years in 2012 was driven by most lines of business, predominantly the specialty property, aviation/space and marine lines. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2014, 2013 and 2012. The net favorable loss development in 2014 was primarily due to favorable loss emergence, partially offset by adverse development related to the earthquakes that occurred in New Zealand in 2010 and 2011 (see Note 8(c) for additional information on claims related to the New Zealand earthquakes). The net favorable loss development in 2013 and 2012 was primarily due to favorable loss emergence.
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
Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from

Colisée Re, which is included within the Funds held – directly managed account in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. Accordingly, the reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses for the years ended December 31, 2014, 2013 and 2012 includes the change in the Reserve Agreement. At December 31, 2014 and 2013, the Company’s net liability for unpaid losses and loss expenses includes $575 million and $727 million, respectively, of guaranteed reserves, with the decrease from December 31, 2013 to December 31, 2014 being primarily related to the commutation of a portion of the Reserve Agreement with Colisée Re, the run-off of the underlying loss reserves associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
(c) Claims Related to Catastrophic Events
A significant amount of judgment was used to estimate the range of potential losses related to the 2010 and the February and June 2011 New Zealand earthquakes (collectively, the New Zealand Earthquakes) and the Japan earthquake in 2011, and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2014.
The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is further complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to review and revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.
(d) Asbestos and Environmental Claims
The Company’s net reserves for unpaid losses and loss expenses at December 31, 2014 and 2013 included $189 million and $193 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2014 and 2013 was $201 million and $203 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $127 million and $123 million, respectively, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $74 million and $80 million in gross reserves at December 31, 2014 and 2013, respectively, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.
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
(e) Policy Benefits for Life and Annuity Contracts
The Life and Health segment reported net favorable loss development for prior accident years of $19 million, $39 million and $14 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The net favorable prior year loss development of $19 million in 2014 was primarily related to the guaranteed minimum death benefit (GMDB) business, PartnerRe Health and certain short-term treaties in the mortality line of business.
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

The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 0% to 6.8% and 0.1% to 6.8% at December 31, 2014 and 2013, respectively.
9. Reinsurance
(a) Reinsurance Recoverable on Paid and Unpaid Losses
The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $13 million and $15 million at December 31, 2014 and 2013, respectively.
(b) Ceded Reinsurance
Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2014
Assumed	$5,932,003	$5,824,398	$3,503,060
Ceded	212,119	215,203	40,290
Net	$5,719,884	$5,609,195	$3,462,770

2013
Assumed	$5,569,706	$5,373,866	$3,207,860
Ceded	173,180	175,656	50,052
Net	$5,396,526	$5,198,210	$3,157,808

2012
Assumed	$4,718,235	$4,640,949	$2,838,117
Ceded	145,375	155,010	33,507
Net	$4,572,860	$4,485,939	$2,804,610
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
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.
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
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.
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
On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2014 and 2013, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.
For each of the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.

11. Shareholders’ Equity
Authorized Shares
At December 31, 2014 and 2013, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

Shares
Designated common shares	130.0
Designated 6.5% Series D cumulative redeemable preferred shares	9.2
Designated 7.25% Series E cumulative redeemable preferred shares	15.0
Designated 5.875% Series F non-cumulative redeemable preferred shares	10.0
Designated and redeemed preference shares	25.6
Undesignated	10.2
200.0
Common Shares
Share repurchases
During 2014, the Company repurchased, under its authorized share repurchase program, 5.2 million of its common shares at a total cost of $551.4 million, representing an average cost of $106.30 per share. At December 31, 2014, the Company had approximately 3.4 million common shares remaining under its current share repurchase authorization and approximately 39.4 million common shares were held in treasury and are available for reissuance.
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
Redeemable Preferred Shares
During the years ended December 31, 2014, 2013 and 2012, the Company had Series C, Series D and Series E cumulative redeemable preferred shares and Series F non-cumulative redeemable preferred shares outstanding as follows (in millions of U.S. dollars or shares, except percentage amounts):

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
12. Net Income per Share
The reconciliation of basic and diluted net income per share and dividends declared per common share for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands of U.S. dollars, except share and per share data):

	2014	2013	2012
Numerator:
Net income attributable to PartnerRe Ltd.	$1,054,974	$664,008	$1,134,514
Less: preferred dividends	56,735	57,861	61,622
Less: loss on redemption of preferred shares	—	9,135	—
Net income attributable to PartnerRe Ltd. common shareholders	$998,239	$597,012	$1,072,892
Denominator:
Weighted number of common shares outstanding – basic	50,019,480	55,378,980	62,915,992
Share options and other (1)	1,154,745	1,069,125	699,756
Weighted average number of common shares and common share equivalents outstanding – diluted	51,174,225	56,448,105	63,615,748
Basic net income per share	$19.96	$10.78	$17.05
Diluted net income per share (1)	$19.51	$10.58	$16.87
Dividends declared per common share	$2.68	$2.56	$2.48
Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	127,329	14,784	554,747

(1)
Where the exercise price of share based awards is greater than the average market price of the common shares, the common shares are considered anti-dilutive and are excluded from the calculation of weighted average number of common shares and common share equivalents outstanding - diluted.

13. Noncontrolling Interests
In March 2013, the Company formed with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer to provide additional capacity to the Company for a diversified portfolio of catastrophe reinsurance treaties over a multi-year period on a fully collateralized reinsurance basis. Lorenz Re is a segregated cell company under the laws of Bermuda. The original business was written by the Company and was ceded to Lorenz Re effective April 1, 2013.
Within Lorenz Re, distinct segregated accounts are formed, and capitalized, in order to enter into reinsurance agreements with the Company on a fully collateralized basis. In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts which are redeemable at the option of the Company and are expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.
At December 31, 2014 and 2013, the total assets of Lorenz Re were $100.8 million and $99.6 million, respectively, primarily consisting of cash and investments. At December 31, 2014 and 2013, the total liabilities were $13.1 million and $11.1 million, respectively, primarily consisting of unearned premiums, unpaid losses and loss expenses and other reinsurance balances payable.

The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the years ended December 31, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2014	2013
Balance at January 1	$56,627	$—
Net income attributable to noncontrolling interests	13,139	9,434
Distribution to noncontrolling interests	(14,265)	—
Sale of shares to noncontrolling interests	—	47,193
Balance at December 31	$55,501	$56,627
14. Dividend Restrictions and Statutory Requirements
The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2014, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions described below.
The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. At December 31, 2014, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.
PartnerRe Bermuda may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Target Capital Level, which is equivalent to 120% of the Enhanced Capital Requirement (ECR). The ECR is calculated with reference to the Bermuda Solvency Capital Requirement model, which is a risk-based capital model. At December 31, 2014, the maximum dividend that PartnerRe Bermuda could pay without prior regulatory approval was approximately $1,080 million.
PartnerRe Europe may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin (RSM). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to “profits available for distribution”, which consist of accumulated realized profits less accumulated realized losses. At December 31, 2014, the maximum dividend that PartnerRe Europe could pay without prior regulatory approval was approximately $533 million.
PartnerRe U.S. may declare dividends subject to it continuing to meet its minimum solvency and capital requirements and is generally limited to paying dividends from earned surplus. The maximum dividend that can be declared and paid without prior approval is limited, together with all dividends declared and paid during the preceding twelve months, to the lesser of net investment income for the previous twelve months or 10% of its total statutory capital and surplus. At December 31, 2014, the maximum dividend that PartnerRe U.S. could pay without prior regulatory approval was $nil as a result of dividends having already been declared and paid during 2014.
The statutory financial statements and returns of the Company’s reinsurance subsidiaries at, and for the year ended, December 31, 2014 are due to be submitted to the relevant regulatory authorities later in 2015, with different filing dates in each jurisdiction. In certain jurisdictions, the statutory financial statements and returns are subject to the review and final approval of the relevant regulatory authorities.

The statutory net income of the Company’s reinsurance subsidiaries for the years ended December 31, 2014, 2013 and 2012 was as follows (in millions of U.S. dollars):

	2014	2013	2012
PartnerRe Bermuda	$660	$616	$659
PartnerRe Europe	298	9	323
PartnerRe U.S.	236	123	181
The required and actual statutory capital and surplus of the Company’s reinsurance subsidiaries at December 31, 2014 and 2013 was as follows (in millions of U.S. dollars):

	PartnerRe Bermuda		PartnerRe Europe		PartnerRe U.S.
	2014	2013	2014	2013	2014	2013
Required statutory capital and surplus	$2,092	$2,169	$867	$947	$764	$852
Actual statutory capital and surplus	3,172	3,277	1,400	1,512	1,420	1,332
At December 31, 2014 and 2013, the Company has Swiss and French branches of PartnerRe Europe that are regulated by the Central Bank of Ireland, as prescribed by the EU Reinsurance Directive.
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
Of the Company’s total net assets of $7.0 billion at December 31, 2014, the total amount of restricted net assets for the Company’s consolidated subsidiaries was $5.1 billion and primarily related to the statutory dividend restrictions described above.
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
Income tax returns are open for examination for the tax years 2009-2014 in Canada and Ireland, 2010-2014 in Switzerland, 2011-2014 in the United States, 2012-2014 in Singapore and 2013-2014 in France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. While management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years, the completion of tax examinations for open years may result in changes to the amounts recognized in the Consolidated Financial Statements.

Income tax expense for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	2014	2013	2012
Current income tax expense
U.S.	$51,615	$55,993	$29,196
Non U.S.	184,367	73,599	115,669
Total current income tax expense	$235,982	$129,592	$144,865
Deferred income tax expense (benefit)
U.S.	$20,410	$(13,693)	$48,740
Non U.S.	(17,636)	(70,886)	6,717
Total deferred income tax expense (benefit)	$2,774	$(84,579)	$55,457
Unrecognized tax expense (benefit)
U.S.	$—	$(335)	$(623)
Non U.S.	750	3,738	4,585
Total unrecognized tax expense	$750	$3,403	$3,962
Total income tax expense
U.S.	$72,025	$41,965	$77,313
Non U.S.	167,481	6,451	126,971
Total income tax expense	$239,506	$48,416	$204,284

Income before taxes attributable to the Company’s domestic and foreign operations and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda (the Company’s domicile) law to income before taxes was as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands of U.S. dollars):

	2014	2013	2012
Domestic (Bermuda)	$686,538	$611,900	$661,648
Foreign	621,081	109,958	677,150
Income before taxes	$1,307,619	$721,858	$1,338,798

Reconciliation of effective tax rate (% of income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	15.8	5.1	14.6
Impact of foreign exchange gains (losses)	2.2	(1.1)	(0.4)
Unrecognized tax benefit	0.1	0.5	0.3
Tax-exempt income and expenses not deductible	(2.2)	(0.9)	(0.3)
Impact of enacted changes in tax laws	—	1.8	0.7
Foreign branch tax	1.4	(1.4)	(0.7)
Ceding commissions	1.8	(0.4)	0.7
Valuation allowance	(0.6)	1.3	1.2
Other	(0.2)	1.8	(0.8)
Actual tax rate	18.3%	6.7%	15.3%
Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2014	2013
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$77,117	$78,999
Foreign tax credit carryforwards	57,186	42,620
Tax loss carryforwards	35,384	23,940
Unearned premiums	23,230	23,022
Other deferred tax assets	32,431	33,648
	225,348	202,229
Valuation allowance	(68,115)	(46,111)
Deferred tax assets	157,233	156,118
Deferred tax liabilities
Deferred acquisition costs	54,718	52,165
Goodwill and other intangibles	93,416	102,619
Equalization reserves	77,383	128,132
Unrealized appreciation and timing differences on investments	85,873	72,769
Other deferred tax liabilities	51,385	23,866
Deferred tax liabilities	362,775	379,551
Net deferred tax liabilities	$(205,542)	$(223,433)
The components of net tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2014	2013
Net tax assets	$6,876	$14,133
Net tax liabilities	(240,989)	(284,442)
Net tax liabilities	$(234,113)	$(270,309)

	2014	2013
Net current tax liabilities	$(9,739)	$(26,308)
Net deferred tax liabilities	(205,542)	(223,433)
Net unrecognized tax benefit	(18,832)	(20,568)
Net tax liabilities	$(234,113)	$(270,309)
Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax assets will be realized. The valuation allowance recorded at December 31, 2014 related to a foreign tax credit carryforward of $47.0 million in Ireland and to tax loss carryforwards of $20.0 million and $1.1 million in Singapore and Canada, respectively. The valuation allowance recorded at December 31, 2013 related to a foreign tax credit carryforward of $24.7 million in Ireland and to a tax loss carryforward of $21.4 million in Singapore.
At December 31, 2014, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $10.1 million in Ireland, which can be carried forward for an unlimited period of time, tax loss carryforwards of $10.3 million in Switzerland, which can be carried forward for 7 years, and $3.1 million in Ireland, which can be carried forward for an unlimited period of time. At December 31, 2013, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $14.4 million in Ireland, which can be carried forward for an unlimited period of time, and $3.6 million in the United States, which can be carried forward for 10 years and also included tax loss carryforwards of $1.7 million in Ireland, which can be carried forward for an unlimited period of time.
The total amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands of U.S. dollars):

	January 1, 2014	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2014
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$19,353	$1,338	$5,142	$(5,197)	$(2,370)	$18,266
Interest and penalties recognized on the above	1,215	259	—	(792)	(116)	566
Total unrecognized tax benefits, including interest and penalties	$20,568	$1,597	$5,142	$(5,989)	$(2,486)	$18,832

	January 1, 2013	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2013
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$15,784	$(5,038)	$10,164	$(2,102)	$545	$19,353
Interest and penalties recognized on the above	800	507	51	(179)	36	1,215
Total unrecognized tax benefits, including interest and penalties	$16,584	$(4,531)	$10,215	$(2,281)	$581	$20,568

	January 1, 2012	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2012
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$11,879	$1,571	$3,080	$(1,057)	$311	$15,784
Interest and penalties recognized on the above	411	504	8	(144)	21	800
Total unrecognized tax benefits, including interest and penalties	$12,290	$2,075	$3,088	$(1,201)	$332	$16,584
For the years ended December 31, 2014, 2013 and 2012, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.
At December 31, 2014, there is no unrecognized tax benefit which is reasonably possible to change within twelve months.
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
The EEP permits the grant of up to 8.3 million shares, of which a total of 3.4 million shares can be issued as either RS, RSUs or PSUs and 4.9 million shares can be issued as share options or SSARs. If an award under the EEP is cancelled or forfeited without the delivery of the full number of shares underlying such award, only the net number of shares actually delivered to the participant will be counted against the EEP’s authorized shares. Under the EEP, the exercise price of the award will not be less than the fair value of the award at the time of grant. The fair value is defined in the EEP as the closing price reported on the grant date. RSU and PSU awards granted under the EEP generally cliff vest after three years of continuous service. Share options and SSARs vest ratably over three years of continuous service and have a ten year contractual term. Participants in the EEP are eligible to receive dividend equivalents, which the Company records as an expense, on RSUs and PSUs that are unvested. At December 31, 2014, 4.0 million shares, of which a total of 1.3 million shares can be issued as either RS, RSUs or PSUs and 2.7 million shares can be issued as share options or SSARs, remained available for issuance under this plan.
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
Prior to 2013, options and RSUs were awarded under the Directors Share Plan, while in 2013 and after, only RSUs were awarded. Prior to May 2012, options generally vested at the time of grant, were expensed immediately and had a ten year contractual term. From May 2012, options generally vest and are expensed ratably over three years and have a ten year contractual term. Prior to May 2010, RSUs generally vested at the time of grant with a delivery date restriction of one year and were expensed immediately. From May 2010, RSUs have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Prior to the RSU grant, directors have the ability to elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery.
At December 31, 2014, 0.3 million shares remained available for issuance under this plan.
Employee Share Purchase Plan
The PartnerRe Ltd. Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, has a twelve month offering period with two purchase periods of six months each. All employees are eligible to participate in the ESPP and can contribute between 1% and 10% of their base salary toward the purchase of the Company’s shares up to the limit set by the IRC. Employees who enroll in the ESPP may purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.6 million common shares may be issued under the ESPP. At December 31, 2014, 0.2 million shares remained available for issuance under this plan.
Swiss Share Purchase Plan
The Swiss Share Purchase Plan (SSPP) has two offering periods per year with two purchase periods of six months each. Swiss employees, who work at least 20 hours per week, are eligible to participate in the SSPP and can contribute between 1% and 8% of their base salary toward the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enroll in the SSPP may purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP are eligible to receive dividends on their shares as of the purchase date. A total of 0.4 million common shares may be issued under the SSPP. At December 31, 2014, 0.2 million shares remained available for issuance under this plan.
Share-Based Compensation
Under each of the Company’s equity plans, the Company issues new shares upon the exercise of share options and SSARs or the conversion of RSUs into shares.
For the years ended December 31, 2014, 2013 and 2012, the Company’s share-based compensation expense was $34.4 million, $29.8 million and $26.8 million, respectively, with a tax benefit of $6.9 million, $3.3 million and $3.6 million, respectively. Included within these tax benefits are amounts related to the exercise of share options and the conversion of RSUs and SSARs into shares by employees of the Company of $6.2 million, $7.0 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Share Options
The activity related to share options granted and exercised for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Options granted	—	—	120,210
Weighted average grant date fair value of options granted	$—	$—	$7.90
Options exercised	225,329	819,764	518,548
Total intrinsic value of options exercised (in millions of U.S. dollars)	$8.7	$24.8	$8.8
Proceeds from option exercises (in millions of U.S. dollars)	$14.7	$49.6	$29.3
The activity related to the Company’s share options for the year ended December 31, 2014 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	636,279	$70.28
Granted	—	—
Exercised	(225,329)	67.87
Forfeited or expired	(603)	108.20
Outstanding at December 31, 2014	410,347	$71.55
Options exercisable at December 31, 2014	379,799	$71.62
Options vested and expected to vest at December 31, 2014	409,841	$71.55

The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2014, was 4.7 years and $17.5 million, respectively.
The Company values share options issued with a Black-Scholes valuation model and used the following assumptions for the year ended December 31, 2012. No share options were issued for the years ended December 31, 2014 and 2013.

2012
Expected life	6 years
Expected volatility	17.7%
Risk-free interest rate	1.0%
Dividend yield	2.7%
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
Restricted Share Units and Performance Share Units
During the years ended December 31, 2014, 2013 and 2012, the Company issued 333,358 RSUs and PSUs, 329,174 RSUs and PSUs and 294,184 RSUs with a weighted average grant date fair value of $98.86, $89.44 and $65.33, respectively. The Company values RSUs and PSUs issued under all plans at the fair value of its common shares at the date of grant, as defined by the plan document.
The activity related to the Company’s RSUs and PSUs for the year ended December 31, 2014 was as follows:

RSUs and PSUs
Outstanding at January 1, 2014	854,898
Granted	333,358
Performance based adjustment	39,870
Released	(253,389)
Forfeited	(42,115)
Outstanding at December 31, 2014	932,622
The RSUs that vested during the years ended December 31, 2014, 2013 and 2012 had a fair value of $20.6 million, $22.8 million and $5.5 million, respectively.
The total unrecognized share-based compensation expense related to unvested RSUs and PSUs was approximately $32.7 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.8 years.
Share-Settled Share Appreciation Rights (SSARs)
During the years ended December 31, 2014, 2013 and 2012, the Company issued 153,797 SSARs, 125,561 SSARs and 356,900 SSARs with a weighted average grant date fair value of $14.62, $11.25 and $7.34, respectively.
The activity related to the Company’s SSARs for the year ended December 31, 2014 was as follows:

SSARs
Outstanding at January 1, 2014	1,621,815
Granted	153,797
Exercised	(270,392)
Forfeited or expired	(12,294)
Outstanding at December 31, 2014	1,492,926
Exercisable at December 31, 2014	1,147,579
The total unrecognized share-based compensation expense related to unvested SSARs was approximately $2.0 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected life	6 years	6 years	6 years
Expected volatility	18.1%	18.3%	17.6%
Risk-free interest rate	1.9%	1.0%	1.1%
Dividend yield	2.2%	2.3%	2.8%
In determining the weighted average assumptions used, the Company used the same methodology as described for share options above.
Warrants
In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2014, 8,667 warrants are outstanding and fully vested with a weighted average remaining contractual life of 2.0 years and a weighted average exercise price of $31.54. During the year ended December 31, 2014, 186 warrants were exercised with a weighted average exercise price of $32.12.
17. Retirement Benefit Arrangements
For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2014 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).
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
The Company incurred expenses for these defined contribution arrangements of $15.9 million, $14.5 million and $15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Active Defined Benefit Plan
The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2014 and 2013, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2014	2013
Funded status
Unfunded pension obligation at beginning of year	$24,614	$32,262
Change in pension obligation
Service cost	6,188	6,934
Interest cost	2,635	2,314
Plan participants’ contributions	1,838	1,938
Actuarial loss (gain)	15,796	(8,408)
Plan amendments	2,667	—
Benefits paid	(7,392)	(216)
Foreign currency adjustments	(13,493)	2,901
Settlements	—	(13,783)
Change in pension obligation	8,239	(8,320)
Change in fair value of plan assets
Actual return on plan assets	1,707	3,119
Employer contributions	5,492	5,922
Plan participants’ contributions	1,838	1,938
Benefits paid	(7,392)	(216)
Foreign currency adjustments	(10,157)	2,348
Settlements	—	(13,783)
Change in fair value of plan assets	(8,512)	(672)
Funded status
Unfunded pension obligation at end of year	$41,365	$24,614
Additional information:
Projected benefit obligation at end of year	$134,629	$126,390
Accumulated pension obligation at end of year	127,322	123,524
Fair value of plan assets at end of year	93,264	101,776
At December 31, 2014 and 2013, the funded status was included in Accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in Accumulated other comprehensive loss at December 31, 2014 and 2013 were $25.4 million (net of $6.8 million of taxes) and $12.9 million (net of $3.4 million of taxes), respectively.
The net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 was $7.3 million, $10.7 million and $8.3 million, respectively.
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
The fair value of the Zurich Plan’s assets at December 31, 2014 and 2013 were insured funds and cash (Level 2) of $93.3 million and $101.8 million, respectively. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the Zurich Plan’s pension obligation and net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost
Discount rate	1.25%	2.25%	2.25%	1.75%	1.75%	2.50%
Expected return on plan assets	—	2.25%	—	1.75%	—	2.50%
Rate of compensation increase	2.25%	2.50%	2.50%	2.50%	2.50%	3.50%
At December 31, 2014, estimated employer contributions to be paid in 2015 related to the Zurich Plan were $5.1 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Year	Amount
2015	$3,959
2016	4,461
2017	4,332
2018	4,108
2019	4,086
2020 to 2024	26,983
The Company does not believe that any of the Zurich Plan’s assets will be returned to the Company during 2015.
18. Commitments and Contingencies
(a) Concentration of Credit Risk
Fixed maturities
The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. government and other highly rated non-U.S. sovereign governments’ securities. At December 31, 2014 and 2013, other than the U.S. government, the Company’s fixed maturity investment portfolio did not contain exposure to any non-U.S. sovereign government or any other issuer that accounted for more than 10% of the Company’s shareholders’ equity attributable to PartnerRe. The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank.
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
Underwriting operations
The Company is also exposed to credit risk in its underwriting operations, most notably in the credit/surety line. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance of or by the underlying credits that are the subject of the reinsurance provided and, accordingly, the Company is exposed to the credit risk of those credits. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, careful monitoring of risk aggregations and accumulations and, at times, through the use of retrocessional reinsurance protection and the purchase of credit default, total return and interest rate swaps.

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
The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. At December 31, 2014 and 2013, the Company recorded a provision for uncollectible premiums receivable of $8 million. See also Note 9 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.
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
(b) Lease Arrangements
The Company leases office space under operating leases expiring in various years through 2022. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases at December 31, 2014 (in thousands of U.S. dollars):

Year	Amount
2015	$27,393
2016	26,092
2017	25,509
2018	12,358
2019	5,068
2020 through 2022	685
Total future minimum rental payments	$97,105

Total future sub-lease rental income through 2019	$5,253
Rent expense for the years ended December 31, 2014, 2013 and 2012 was $33.6 million, $33.0 million and $36.3 million, respectively, excluding any restructuring charges related to real estate.
(c) Employment Agreements
The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based compensation, the reimbursement of certain expenses, retention incentive payments, as well as certain severance and change in control provisions.
(d) Restructuring Charges
In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate costs. Employees affected by the termination plans had varying leaving dates, with the majority leaving by December 31, 2014.
During the year ended December 31, 2014 and 2013, the Company recorded a pre-tax charge of $11 million and $58 million, respectively, related to the costs of the restructuring, which was primarily related to the termination plans and certain real estate costs, within other expenses. The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service.

(e) Other Agreements
The Company has entered into service agreements and lease contracts that provide for business and information technology support and computer equipment. Future payments under these contracts amount to $14 million through 2019.
The Company has entered into strategic investments with unfunded capital commitments. In the next five years, the Company expects to fund capital commitments totaling $132 million with $49 million, $39 million, $34 million, $7 million and $3 million to be paid during 2015, 2016, 2017, 2018 and 2019, respectively.
The Company has committed to a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2014 and 2013, the Company's participation in the facility was $61 million and $100 million, respectively. At December 31, 2014, the letter of credit facility has not been drawn down and can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless canceled by the bank, the credit facility automatically extends for one year, each year until maturity.
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
At December 31, 2014, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.
19. Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured letter of credit facilities. At December 31, 2014, the total amount of such credit facilities available to the Company was approximately $843 million, with each of the significant facilities described below. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $122 million and $420 million, respectively, at December 31, 2014, in respect of reported loss and unearned premium reserves.
The Company maintains a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2015.
In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2014 is a $300 million secured credit facility, which matures on December 31, 2018, and a $140 million secured credit facility, which matures on December 31, 2017. At December 31, 2014, no conditions of default existed under these facilities.
20. Agreements with Related Parties
The Company was party to agreements with certain entities on an arm’s-length basis as follows.
Agreements with ING Group N.V.
In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with ING Group N.V. (a company in which a board member of the Company was a supervisory director until July 2014). The activity included in the Consolidated Statements of Operations related to ING Group N.V. for the years ended December 31, 2014, 2013 and 2012 includes net premiums earned of $1.9 million, $2.6 million and $3.4 million, respectively, and losses and loss expenses and life policy benefits of $0.6 million, $1.3 million and $0.8 million, respectively. Included in the Consolidated Balance Sheets at December 31, 2014 and 2013 were unpaid losses and loss expenses of $10.0 million and $12.9 million, respectively.

Agreements with Atradius N.V.
In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with Atradius N.V. (a company in which a board member of the Company was a supervisory director until May 2012). The activity included in the Consolidated Statements of Operations related to Atradius N.V. for the year ended December 31, 2012 includes net premiums written of $80.3 million, net premiums earned of $75.7 million, losses and loss expenses and life policy benefits of $35.2 million and acquisition costs of $28.5 million.

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
The North America sub-segment includes agriculture, casualty, credit/surety, motor, multiline, property and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life and Health segment includes mortality, longevity and accident and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.
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
Management measures results for the Non-life segment on the basis of the loss ratio, acquisition ratio, technical ratio, other expense ratio and combined ratio (all defined below). Management measures results for the Non-life sub-segments on the basis of the loss ratio, acquisition ratio and technical ratio. Management measures results for the Life and Health segment on the basis of the allocated underwriting result, which includes revenues from net premiums earned, other income or loss and allocated net investment income for Life and Health, and expenses from life policy benefits, acquisition costs and other expenses.
The segment results for the years ended December 31, 2014, 2013 and 2012, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the year ended December 31, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,642	$803	$1,797	$425	$4,667	$1,265	$—	$5,932
Net premiums written	$1,630	$794	$1,696	$380	$4,500	$1,220	$—	$5,720
(Increase) decrease in unearned premiums	(33)	(26)	(58)	4	(113)	2	—	(111)
Net premiums earned	$1,597	$768	$1,638	$384	$4,387	$1,222	$—	$5,609
Losses and loss expenses and life policy benefits	(1,000)	(438)	(963)	(62)	(2,463)	(1,000)	—	(3,463)
Acquisition costs	(401)	(222)	(400)	(42)	(1,065)	(149)	—	(1,214)
Technical result	$196	$108	$275	$280	$859	$73	$—	$932
Other income					3	8	5	16
Other expenses					(252)	(68)	(130)	(450)
Underwriting result					$610	$13	n/a	$498
Net investment income						60	420	480
Allocated underwriting result (1)						$73	n/a	n/a
Net realized and unrealized investment gains							372	372
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							18	18
Income tax expense							(239)	(239)
Interest in earnings of equity method investments							15	15
Net income							n/a	$1,068
Loss ratio (2)	62.6%	57.0%	58.8%	16.1%	56.1%
Acquisition ratio (3)	25.1	28.9	24.4	11.0	24.3
Technical ratio (4)	87.7%	85.9%	83.2%	27.1%	80.4%
Other expense ratio (5)					5.8
Combined ratio (6)					86.2%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a: Not applicable

Segment Information
For the year ended December 31, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,601	$818	$1,676	$495	$4,590	$972	$8	$5,570
Net premiums written	$1,587	$811	$1,579	$450	$4,427	$964	$6	$5,397
(Increase) decrease in unearned premiums	(54)	(68)	(73)	3	(192)	(7)	—	(199)
Net premiums earned	$1,533	$743	$1,506	$453	$4,235	$957	$6	$5,198
Losses and loss expenses and life policy benefits	(975)	(373)	(920)	(132)	(2,400)	(760)	2	(3,158)
Acquisition costs	(351)	(196)	(362)	(44)	(953)	(125)	—	(1,078)
Technical result	$207	$174	$224	$277	$882	$72	$8	$962
Other income					3	11	3	17
Other expenses					(259)	(71)	(170)	(500)
Underwriting result					$626	$12	n/a	$479
Net investment income						61	423	484
Allocated underwriting result						$73	n/a	n/a
Net realized and unrealized investment losses							(161)	(161)
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange losses							(18)	(18)
Income tax expense							(49)	(49)
Interest in earnings of equity method investments							14	14
Net income							n/a	$673
Loss ratio	63.6%	50.2%	61.1%	29.0%	56.7%
Acquisition ratio	22.9	26.4	24.0	9.7	22.5
Technical ratio	86.5%	76.6%	85.1%	38.7%	79.2%
Other expense ratio					6.1
Combined ratio					85.3%

Segment Information
For the year ended December 31, 2012

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,221	$684	$1,505	$500	$3,910	$802	$6	$4,718
Net premiums written	$1,219	$681	$1,415	$453	$3,768	$799	$6	$4,573
(Increase) decrease in unearned premiums	(43)	(3)	(42)	4	(84)	(4)	1	(87)
Net premiums earned	$1,176	$678	$1,373	$457	$3,684	$795	$7	$4,486
Losses and loss expenses and life policy benefits	(816)	(415)	(821)	(103)	(2,155)	(647)	(3)	(2,805)
Acquisition costs	(291)	(167)	(321)	(42)	(821)	(116)	—	(937)
Technical result	$69	$96	$231	$312	$708	$32	$4	$744
Other income					5	4	3	12
Other expenses					(257)	(52)	(102)	(411)
Underwriting result					$456	$(16)	n/a	$345
Net investment income						64	507	571
Allocated underwriting result						$48	n/a	n/a
Net realized and unrealized investment gains							494	494
Interest expense							(49)	(49)
Amortization of intangible assets							(32)	(32)
Net foreign exchange losses							—	—
Income tax expense							(204)	(204)
Interest in earnings of equity method investments							10	10
Net income							n/a	$1,135
Loss ratio	69.4%	61.3%	59.8%	22.4%	58.5%
Acquisition ratio	24.7	24.6	23.4	93.0	22.3
Technical ratio	94.1%	85.9%	83.2%	115.4%	80.8%
Other expense ratio					7.0
Combined ratio					87.8%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Non-life
Property and casualty
Casualty	12%	12%	13%
Motor	7	7	5
Multiline and other	5	4	3
Property	11	12	14
Specialty
Agriculture	12	11	7
Aviation/Space	4	4	5
Catastrophe	6	8	10
Credit/Surety	7	6	7
Energy	1	2	2
Engineering	3	4	4
Marine	5	6	7
Specialty casualty	3	3	2
Specialty property	3	3	4
Life and Health	21	18	17
Total	100%	100%	100%
The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Asia, Australia and New Zealand	11%	11%	11%
Europe	40	40	41
Latin America, Caribbean and Africa	10	10	11
North America	39	39	37
Total	100%	100%	100%
The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants accounted for more than 4% , 4% and 5% of total gross premiums written during the years ended December 31, 2014, 2013 and 2012, respectively.
The Company had two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2014, 2013 and 2012. The brokers accounted for 20%, 22%, and 24% and 20%, 21%, and 22% of gross premiums written for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Non-life
North America	59%	60%	70%
Global (Non-U.S.) P&C	31	29	28
Global Specialty	38	41	42
Catastrophe	70	74	74
Life and Health	12	12	13

22. Unaudited Quarterly Financial Information

	2014				2013
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$1,220	$1,343	$1,419	$1,738	$1,186	$1,265	$1,309	$1,636
Net premiums earned	1,446	1,557	1,353	1,254	1,421	1,421	1,209	1,147
Net investment income	115	118	130	117	114	122	125	124
Net realized and unrealized investment gains (losses)	98	(34)	166	142	99	16	(299)	23
Other income	4	2	9	—	3	5	4	4
Total revenues	1,663	1,643	1,658	1,513	1,637	1,564	1,039	1,298
Losses and loss expenses and life policy benefits	870	960	884	749	879	751	867	661
Acquisition costs	325	322	303	265	318	283	242	235
Other expenses	123	108	107	111	131	108	145	116
Interest expense	12	12	12	12	12	12	12	12
Amortization of intangible assets	6	7	7	7	6	7	7	7
Net foreign exchange (gains) losses	(7)	(8)	(2)	—	8	1	11	(2)
Total expenses	1,329	1,401	1,311	1,144	1,354	1,162	1,284	1,029
Income (loss) before taxes and interest in (losses) earnings of equity method investments	334	242	347	369	283	402	(245)	269
Income tax expense (benefit)	53	46	78	62	11	70	(75)	42
Interest in (losses) earnings of equity method investments	(1)	5	5	6	4	6	(4)	7
Net income (loss)	280	201	274	313	276	338	(174)	234
Net income attributable to noncontrolling interests	(3)	(5)	(2)	(3)	(4)	(4)	(1)	—
Net income (loss) attributable to PartnerRe Ltd.	277	196	272	310	272	334	(175)	234
Preferred dividends	14	14	14	14	14	14	15	15
Loss on redemption of preferred shares	—	—	—	—	—	—	—	9
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$263	$182	$258	$296	$258	$320	$(190)	$210
Basic net income (loss) per common share	$5.39	$3.68	$5.13	$5.72	$4.86	$5.95	$(3.37)	$3.60
Diluted net income (loss) per common share	$5.26	$3.60	$5.02	$5.61	$4.76	$5.84	$(3.37)	$3.53
Dividends declared per common share	$0.67	$0.67	$0.67	$0.67	$0.64	$0.64	$0.64	$0.64
23. Subsequent Events
On January 25, 2015, the Company entered into the Amalgamation Agreement with AXIS, pursuant to which the Company will amalgamate with AXIS and the two companies will continue as a single Bermuda exempted company (Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders will receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders will receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. Upon completion of the transaction, shareholders of the Company and shareholders of AXIS will own approximately 51.6 percent and 48.4 percent of the Amalgamated Company, respectively. The Amalgamated Company's headquarters will be located in Bermuda. The transaction is expected to close in the second half of 2015, subject to approval by the shareholders of both companies, regulatory clearance and customary closing conditions. Both companies will continue to operate as two independent entities until all such approvals are obtained.
In connection with the Amalgamation, Costas Miranthis stepped down as the Chief Executive Officer (CEO) of the Company and as a member of the Company's Board effective January 25, 2015. At that time, David Zwiener, a member of the Company's Board, assumed the position of interim CEO of the Company until completion of the Amalgamation. As a result of the CEO stepping down, the Company expects to recognize an additional pre-tax charge of approximately $22 million during the three months ending March 31, 2015.
Under the terms of the Amalgamation Agreement, the Company suspended its share repurchase program until completion of the Amalgamation.
Following the announcement of the Amalgamation, Moody's affirmed the Company's rating with a stable outlook. Standard & Poor's (S&P), A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively. All three agencies cited concerns over the transaction, including the risks associated with the execution and integration, along with management retention risk in light of the complexity and scale of the Amalgamation. The Company is in dialogue with each rating agency to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs, and success of the integration.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE LTD.
Deloitte Ltd.
Hamilton, Bermuda
February 26, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Deloitte Ltd., the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE LTD.
Deloitte Ltd.

Hamilton, Bermuda
February 26, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth below details the name, age, nationality, qualifications and committee memberships of our directors and our executive officers as of February 17, 2015.
OUR DIRECTORS
Jean-Paul L. Montupet, Chairman of the Board

	Current Directorships Lexmark International, Inc. Wabco Holdings, Inc. Assurant, Inc. IHS Committees Compensation & Management Development-Chairman Risk & Finance	Former Directorships (previous 5 years) Leroy Somer (2012)
Age: 67 Nationality: American Director Since: February 2002
Mr. Montupet retired as Executive Vice President of Emerson Electric Co. in July 2012 a position he had held since 1990. He also retired as President of Emerson Europe in December 2012 and as an advisory director of Emerson Electric Co. in February 2013. Mr. Montupet was a director of National Electrical Manufacturers Association from 1993 to 2008.
Mr. Montupet’s qualifications to sit on our Board include his years of experience in international business including his previous experience as an executive for a major public company.

Judith Hanratty, CVO, OBE

	Current Directorships England Golf Union Limited Committees Audit Nominating & Governance	Former Directorships (previous 5 years) Charles Taylor Consulting plc (2012) Gas & Electricity Markets Authority (2010)
Age: 71 Nationality: British/New Zealander Director Since: January 2005
Ms. Hanratty is Chairman of the Commonwealth Education Trust and a director of the English Golf Union. Ms. Hanratty practiced law from 1967 to 2004 and for 28 years was an Executive of the British Petroleum plc until her retirement in 2004. She was a director of Partnerships UK plc until 2005 and British Standards Group until 2006 and was also a member of the Council of Lloyds of London until 2007. In the United Kingdom she has been a member of the Competition Commission, the Takeover Panel, the Gas and Electricity Marketing Authority and the Listing Advisory Committee of the London Stock Exchange. Ms. Hanratty is a Commander of the Royal Victorian Order and is an Officer of the Order of the British Empire.
Ms. Hanratty’s qualifications to sit on our Board include her years of experience in international finance and the (re)insurance industries including her previous experience as an executive of a major multi-national public company, her experience in central government regulation and prudential supervision and her legal and governance background.

Jan H. Holsboer

	Current Directorships TD Bank N.V. - Chairman YAFA S.p.A Yam Invest N.V. Stichting Imtech - Chairman NN Group N.V. (Nationale- Nederlandend) - Chairman Committees Nominating & Governance - Chairman Audit	Former Directorships (previous 5 years) ING Group N.V. (2014) Atradius N.V/Atradius Credit Insurance N.V. (2012) Stichting Vie d’Or (2012) Stichting Corporate Express (2012) Delta Lloyd Group N.V. (2011)
Age: 68 Nationality: Dutch Director Since: May 2000
Mr. Holsboer was the Chief Executive Officer of Netherlands Reinsurance Group N.V. until 1989 and was an Executive Director with ING N.V. until 1999 and with Univar N.V. until 2007. He also served as President of the Geneva Association from 1993 to 1999 of which he is still an honorary member/President. Mr. Holsboer retired as Chairman of Vereniging Pro Senectute (elderly care) in 2012 and Panorama Mesdag (museum) in 2013.
Mr. Holsboer’s qualifications to sit on our Board include his years of experience in the international financial and (re)insurance industries.

Roberto Mendoza

	Current Directorships Western Union, Inc. ManpowerGroup Inc. Atlas Advisors LLC Rocco Forte & Family Limited Quinpario Acquisition Corp 2 Committees Compensation & Management Development Risk & Finance	Former Directorships (previous 5 years) None
Age: 69 Nationality: American Director Since: October 2009
Mr. Mendoza is a Senior Managing Director of Atlas Advisors LLC. Mr. Mendoza was Vice Chairman of the Board of J.P. Morgan & Co from 1990 to 2000 and Managing Director of Goldman Sachs Services Ltd. from 2000 to 2001. Mr. Mendoza was Chairman of XL Capital Ltd. until 1993 and a Non-Executive Director of ACE Ltd. from 1999 to 2002. He was also Chairman and a Non-Executive Director of Egg plc until 2006, Non-Executive Director of Prudential plc and Chairman of Integrated Finance Ltd. until 2007. Mr. Mendoza was Co-Chairman of Trinsum Group Inc[1] from 2007 to 2008 and was a Non-Executive Director of PARIS RE Holdings Ltd from 2007-2009. Mr. Mendoza was also a partner in Deming Mendoza & Co. from 2009 to 2010.
Mr. Mendoza’s qualifications to sit on our Board include his years of experience in the international financial and (re)insurance industries as well as his previous experience as a director on the boards of U.S. listed companies including (re)insurance companies.
[1]  Trinsum Group Inc had an involuntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code filed against it in July 2008; subsequently it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2009.

Debra Perry

	Current Directorships Korn/Ferry International Committees Compensation & Management Development Audit - Chairman	Former Directorships (previous 5 years) CNO Financial Group, Inc. (2011)
Age: 63 Nationality: American Director Since: June 2013
Ms. Perry currently serves on the board of Korn/Ferry International where she chairs the audit committee. She also serves as a trustee of the Bank of America Funds Series Trust, where she chaired the governance committee from 2011 through 2014, and is a trustee of the Sanford C. Bernstein Fund Inc. where she chairs the governance committee. Ms. Perry is now a trustee and was a member of the Executive Committee of the Committee for Economic Development in Washington D.C. from 2012 through 2014. Ms. Perry was a director of MBIA Inc. [1]  from 2004 to 2008 and she was a director of CNO Financial Group Inc. from 2004 to 2011. She also occupied various positions at Moody’s Investors Service Inc., a subsidiary of Moody’s Corporation, between 1992 and 2004. Ms. Perry was an advisory director on the Wisconsin School of Business board from 2009 to 2013.
Ms. Perry’s qualifications to sit on our Board include her years of experience in the financial services industry specifically following the insurance industry, and her extensive governance experience; having served on the boards of public and private companies. Ms. Perry's experience qualifies her as an "audit committee financial expert".
1  In 2007 MBIA Inc. concluded civil settlements with the SEC, New York State Attorney General’s Office and the New York State Insurance Department with respect to financial reinsurance transactions that MBIA Inc. had entered into in 1998.

Rémy Sautter

	Current Directorships Métropole Télévision (M6) SA Solocal Groupe (fka Pages Jaunes SA) RTL Radio France Committees Compensation & Management Development Risk & Finance	Former Directorships (previous 5 years) Channel 5, UK (2010) Technicolor Multimedia PLC (2014)
Age: 69 Nationality: French Director Since: November 2001
Mr. Sautter is Chairman of the supervisory board of RTL Radio France. Mr. Sautter was Chief Executive Officer of CLT-UFA (today RTL Group) from 1996 to 2000 and a director of Taylor Nelson Sofres plc from 2002 to 2008 and operating partner of Duke Street Capital from 2001 to 2013. He was a director of Technicolor Multimedia PLC from 2006 to 2014 and was their non-executive chairman from 2012 to 2014.
 Mr. Sautter’s qualifications to sit on our Board include his years of experience as an executive and board member in major European companies.

Greg Seow

	Current Directorships Wheelock Properties (Singapore) Limited AIA Singapore Private Limited Singapore Government Council for Estate Agencies Committees Nominating & Governance Risk & Finance	Former Directorships (previous 5 years) Singapore Land Transport Authority (2014) AMP Capital Investors (Singapore) Pte. Ltd. (2012)
Age: 61 Nationality: Singaporean Director Since: June 2013
Mr. Seow currently serves on the board of AIA Singapore Private Limited, and as President of the Singapore’s Government Council for Estate Agencies. In 2008 Mr. Seow joined the board of Wheelock Properties (Singapore) Limited. In 1999 Mr. Seow joined DBS Bank, and was responsible for its regional fund management business until March 2006. Mr. Seow served with the Government of Singapore Investment Corporation from 1986 to 1995 overseeing its global fixed income and real estate portfolios and with the Monetary Authority of Singapore from 1982 to 1986 managing its U.S. fixed income portfolio from New York. From 2007 to 2012 he was non-executive Chairman of AMP Capital Investors (Singapore) Pte Ltd. Mr. Seow served as a board member of Singapore’s Land Transport Authority from 2007 until 2014.
Mr. Seow’s qualifications to sit on our Board include his years in the finance and investment industry, his knowledge of the insurance sector and his business experience in Asia.

Kevin M. Twomey

	Current Directorships Prime Property Fund LLC Committees Risk & Finance-Chairman Nominating & Governance	Former Directorships (previous 5 years) The Club at Las Campanas (2014) Acxiom Corporation (2013)
Age: 68 Nationality: American Director Since: May 2003
Mr. Twomey was President and Chief Operating Officer of The St. Joe Company until his retirement in 2006. Mr. Twomey was Vice-Chairman of the Board of Directors and Chief Financial Officer of H.F. Ahmanson & Company and its principal subsidiary, Home Savings of America until 1998. He was also a Director of Intergraph Corporation until 2006 and Novelis Inc. until 2007. Mr. Twomey was on the Board of Trustees of the University of North Florida and the University of North Florida Funding Corporation until 2011 and was on the Board of Trustees of United Way Northeast Florida until 2010.
Mr. Twomey’s qualifications to sit on our Board include his years of executive experience in the international financial industry as well as his previous experience as a director on the boards of U.S. listed companies.

Egbert Willam

	Current Directorships CICSA Reaseguros S.A. Humanitas AG BDB Insurance S.A. Insurance Brokers Investments Ltd Committees Audit Nominating & Governance	Former Directorships (previous 5 years) None
Age: 66 Nationality: German Director Since: June 2012
Dr. Willam is the founder and Chairman of KEN Investments K.K., a private equity firm operating in Japan. Dr. Willam held a senior position in Munich Re and was a member of the executive board of Cologne Re where he led the transition of the group into General Cologne Re now known as Gen Re.
 Dr. Willam’s qualifications to sit on our Board include his years in the (re)insurance industry as well as his broad international experience in the financial services industry.

David Zwiener, President and Interim Chief Executive Officer

	Current Directorships VOYA Financial Inc. (formerly ING U.S.) Committees Risk & Finance	Former Directorships (previous 5 years) CNO Financial Group (2011)
Age: 60 Nationality: American Director Since: July 2009
Mr. Zwiener was appointed as PartnerRe's Interim Chief Executive Officer in January 2015. He is a Principal in Dowling Capital Partners and was appointed as a director of VOYA Financial Inc. in 2013 and is chairman of their audit committee. Mr. Zwiener is also a trustee of the New Britain Museum of American Art. Mr. Zwiener was President and Chief Operating Officer of the property and casualty operations at Hartford Financial Services Group Inc. from 1997 to 2007, Managing Director and Co-Head of the financial institutions group of the Carlyle Group from 2007 to 2008 and Chief Financial Officer of Wachovia Corporation in 2009.
Mr. Zwiener’s qualifications to sit on our Board include his years of experience in the international financial and (re)insurance industries including a leading insurance group.

OUR EXECUTIVE OFFICERS

William Babcock

	Age:	47	Position
	Nationality:	American	Executive Vice President and Chief Financial Officer
	Executive Officer Since:	October 2010

Mr. Babcock joined PartnerRe in 2008 as Group Finance Director. Effective October 1, 2010, Mr. Babcock was appointed as Executive Vice President and Chief Financial Officer of PartnerRe Ltd. Prior to joining PartnerRe, Mr. Babcock held the position of Chief Accounting Officer and Director of Financial Operations at Endurance Specialty Ltd.

Emmanuel Clarke

	Age:	45	Position
	Nationality:	French	Chief Executive Officer, PartnerRe Global
	Executive Officer Since:	September 2010

Mr. Clarke joined PartnerRe in 1997 and was appointed as Head of Credit & Surety PartnerRe Global in 2002 and Head of Property and Casualty, PartnerRe Global in 2006. In 2008 Mr. Clarke was appointed as Head of Specialty Lines, PartnerRe Global and Deputy Chief Executive Officer, PartnerRe Global. Effective September 1, 2010, Mr. Clarke was appointed as Chief Executive Officer of PartnerRe Global.

Laurie Desmet

	Age:	52	Position
	Nationality:	American	Executive Vice President and Chief Operations Officer, Group
	Executive Officer Since:	April 2013

Ms. Desmet joined PartnerRe in 2004 as Chief Accounting Officer, PartnerRe Ltd. and was appointed Chief Operations Officer of PartnerRe’s Global operations in 2010. Effective April 1, 2013, Ms. Desmet was appointed Executive Vice President and Chief Operations Officer, PartnerRe Ltd. Prior to joining PartnerRe, Ms. Desmet was employed by Converium as Chief Accounting Officer and by Ernst & Young as a Senior Manager.

Theodore C. Walker

	Age:	54	Position
	Nationality:	American	Chief Executive Officer, PartnerRe North America
	Executive Officer Since:	January 2009
Mr. Walker joined PartnerRe in 2002 as Head of the worldwide catastrophe underwriting operations. In 2007, Mr. Walker assumed the role of Chief Underwriting Officer for PartnerRe North America. Effective January 1, 2009, Mr. Walker was appointed as Chief Executive Officer, PartnerRe North America.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons that beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. PartnerRe assists its directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf.
Based solely on a review of the reports filed by individuals subject to Section 16(a) during 2014, no director or executive officer failed to file his or her required reports on a timely basis.
CODE OF ETHICS
The Board of PartnerRe has adopted the Code of Business Conduct and Ethics, which applies to all directors, officers and employees. Any specific waiver of its provisions requires the approval of the Board or a Committee of the Board, and any such waiver must be disclosed to shareholders promptly. We will disclose any such waiver on our website at www.partnerre.com within four business days of such waiver being granted. There were no waivers of the Code of Business Conduct and Ethics in 2014. Any reported violation to the Code of Business Conduct and Ethics will be investigated and may result in disciplinary action, as appropriate.
PROCEDURES BY WHICH STOCKHOLDER MAY NOMINATE DIRECTORS

There have been no material changes in the procedures by which shareholders may nominate directors from those that were disclosed in the Company's Proxy Statement, filed on April 1, 2014.
AUDIT COMMITTEE
The Board of PartnerRe has established a standing Audit Committee, the members of which are independent in accordance with the definition of the New York Stock Exchange Rules. The Audit Committee is comprised of Ms. Perry, Ms. Hanratty, Mr. Holsboer and Mr. Willam. Ms. Perry is the Chairman of the Audit Committee and meets the definition of an “audit committee financial expert” as adopted by the SEC, and she has agreed to be designated as such. The Board of PartnerRe has determined that Ms. Perry is independent under New York Stock Exchange Rules. Ms. Perry also serves as chairman of Korn/Ferry International's audit committee. The other members of the Audit Committee meet the financial literacy requirements of the New York Stock Exchange Rules. They each have a broad range of experience in senior executive positions in their respective industries. The Board of PartnerRe has determined that each member of the Audit Committee has appropriate accounting and financial management expertise.
Pursuant to its charter, the Audit Committee’s primary responsibilities are to assist Board oversight of:

•	the integrity of PartnerRe’s financial statements;

•	PartnerRe’s compliance with legal and regulatory requirements, including the receipt of reports arising in respect of the Code of Business Conduct and Ethics;

•	the independent auditor’s qualifications and independence; and

•	the performance of PartnerRe’s internal audit function and independent auditors.
The Audit Committee regularly meets with management, the Chief Audit Officer and our independent registered public accounting firm to review matters relating to the quality of financial reporting and internal accounting controls, including the nature, extent and results of their audits. In addition, the Audit Committee discusses PartnerRe’s policies with respect to risk assessment and risk management processes.
EXECUTIVE SESSIONS
Following every physical Board meeting in 2014, the Chief Executive Officer recused himself from the meeting to allow the Board to meet in executive sessions. The independent directors are at liberty to raise whatever issues they wish during these sessions. The Chairman presides over the executive sessions.
CORPORATE DOCUMENTATION
The documentation listed below is available on our website at www.partnerre.com. To obtain a hard copy please write to the Secretary, PartnerRe Ltd., Wellesley House South, 90 Pitts Bay Road, Pembroke HM 08, Bermuda, or call 1-441-292-0888. We will also provide, upon payment of a reasonable fee to cover reproduction and mailing expenses, a copy of all exhibits to our Annual Report on Form 10-K.

•	Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 26, 2015;

•	Corporate Governance Principles and Application Guidelines;

•	Audit Committee Charter;

•	Compensation & Management Development Committee Charter;

•	Nominating & Governance Committee Charter;

•	Risk & Finance Committee Charter; and

•	Code of Business Conduct and Ethics.
Information contained on our website is not incorporated by reference into this Form 10-K or any other report filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis provides an overview of how our Named Executive Officers (NEOs) were compensated in 2014, and how their compensation aligns with our established pay-for-performance compensation philosophy. The Compensation Discussion and Analysis describes the compensation of the following NEOs.

Name	Title
Costas Miranthis	President and Chief Executive Officer (1)
William Babcock	Executive Vice President and Chief Financial Officer
Emmanuel Clarke	Chief Executive Officer, PartnerRe Global
Laurie Desmet	Executive Vice President and Chief Operations Officer, Group
Theodore C. Walker	Chief Executive Officer, PartnerRe North America

(1) As described in further detail below. Mr. Miranthis ceased serving as the President and Chief Executive Officer on January 25, 2015. David Zwiener currently serves as the Interim Chief Executive Officer.
PartnerRe’s Executive Total Compensation Program is based on our compensation philosophy of providing market competitive programs which are designed to attract and retain top talent, align remuneration to value creation, and incent positive behaviors as well as motivating employees and paying for performance, while discouraging excessive risk-taking. To support this philosophy, PartnerRe uses a mix of both short and long-term based compensation elements inclusive of base salary, annual cash incentives, long-term equity awards and benefits. PartnerRe provides clear alignment between financial and non-financial performance to encourage employees to help PartnerRe achieve long-term financial objectives. The Compensation & Management Development Committee (Compensation Committee) reviews the Executive Total Compensation Program components annually to ensure there is a clear alignment with our pay-for-performance compensation philosophy.
For 2014, the result of the Adjusted Return on Equity (AROE, as described under Group Adjusted Return on Equity below), was 15.1% and is PartnerRe’s primary financial metric, for the purposes of evaluating at-risk compensation. This performance exceeded the Company’s target of 8% - 9% in a continually challenging economic and operating environment. The Company’s diversified platform and performance culture allowed the Company to meet these challenges and remain financially strong.
In May 2014, our shareholders voted on executive compensation for the 2013 performance year. In this non-binding advisory say-on-pay vote, shareholders, representing 93% of the total shares voted, voted in favor of PartnerRe’s compensation philosophy and practices. PartnerRe will continue to focus on the philosophy which guides the compensation decisions that were so strongly supported by our shareholders.
The Compensation Committee regularly evaluates the alignment of the compensation of our NEOs with Company performance while also giving consideration to total compensation relative to that of peer companies. The Compensation Committee considers a number of factors in their evaluation, including periodic reviews of market data provided by Frederic W. Cook & Co., Inc., the Compensation Committee’s independent consultant. In addition, the Compensation Committee considers ways of providing the shareholders with adequate protection following a potential termination of the NEOs by putting in place restrictive covenants (including non-compete clauses) to ensure that NEOs are not able to put the Company at a competitive disadvantage.
Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change
On January 25, 2015, the Company entered into the Amalgamation Agreement with AXIS, pursuant to which the Company will amalgamate with AXIS and continue as an Amalgamated Company, as further described in Business—General in Item 1 of Part I of this report.
In connection with the Amalgamation, Mr. Miranthis resigned as a Director and as the Company’s President and Chief Executive Officer, effective as of January 25, 2015, and will continue his employment as an non-executive employee of the Company until March 31, 2015. David Zwiener was appointed as the Company’s interim President and Chief Executive Officer, effective as of January 25, 2015, and will remain in this role through the earlier of the closing of the Amalgamation or April 30, 2016. In connection with his appointment, Mr. Zwiener ceased serving as the chairman of the Audit Committee and a member of the Compensation Committee, but remained a member of the Company’s Board of Directors.

Under the terms of a letter agreement between Mr. Miranthis and the Company, dated January 25, 2015, Mr. Miranthis received, in connection with his resignation, a cash payment totaling $16,594,007, two-thirds of which was paid on February 4, 2015 following his execution of a general release, and the remaining one-third will be paid following the earlier of the closing date of the Amalgamation or December 1, 2015, subject to his execution of an additional release. All of Mr. Miranthis’ unvested equity awards that he holds on March 31, 2015 will become fully vested as of March 31, 2015 (with any performance share units being earned at the maximum level of performance achievement), and any share options and share appreciation rights will remain exercisable for their original terms. He will also be entitled to certain other benefits, including a supplemental contribution of $150,000 to the Bermuda Non-Registered Pension Plan; continued allowances for housing, tax advice fees and a club membership; and payment of his attorneys’ fees. Mr. Miranthis will be subject to a non-competition covenant for the period between January 25, 2015 and the payment date of the second payment described above, a one-year non-solicitation covenant, a confidentiality covenant and a non-disparagement covenant.
As the interim President and Chief Executive Officer, Mr. Zwiener’s annual base salary will be $1,000,000, and he received a grant of sign-on restricted share units with a value of $1,500,000, which will vest and settle on the earlier of closing date of the Amalgamation or April 30, 2016. He will receive a cash service bonus of $3,500,000, which will be paid on the closing date of the Amalgamation, and he will be eligible for a discretionary cash bonus based on the board’s assessment of Mr. Zwiener’s execution of the transaction or his efforts in relation thereto. If his employment is terminated without cause or for good reason, Mr. Zwiener will be entitled to an amount equal to the base salary that he would otherwise have earned between the date of his termination and April 30, 2016; a cash payment equal to the value of his sign-on restricted share unit award, subject to his execution of a general release; and payment of the cash service bonus, provided that the Amalgamation closes on or prior to April 30, 2016. While he will receive certain executive-level perquisites, he will not be entitled to participate in the Company’s Change in Control Policy or any other change in control or severance plan or policy. Mr. Zwiener will be subject to a one-year post-termination non-solicitation covenant, a confidentiality covenant and a non-disparagement covenant. In this role, Mr. Zwiener will be a member of the Board.
Elements of Total Compensation
The three principal types of compensation paid to the NEOs (each of which is described in more detail below) are:
(1) Base salary
(2) Annual Cash Incentive
(3) Annual Equity Awards
When analyzing the NEO's mix of compensation with respect to the 2014 performance year and setting amounts for each of these components, the Compensation Committee is guided by the philosophy outlined in the Executive Total Compensation Program. To allocate the three principal forms of compensation optimally, the Compensation Committee focuses on, amongst other things, the following:

•	clearly linking pay to performance;

•
achieving a balance between fixed compensation (base salary) and at-risk compensation (annual cash incentive and equity awards). At-risk compensation supports a pay-for-performance approach and links predetermined objectives, including Company performance, with at-risk compensation; however, caps are in place to ensure that NEOs are not inappropriately motivated to maximize their at-risk earnings;

•
ensuring that long-term incentive awards in the form of equity are designed to align the NEO's interests with shareholders’ interests by emphasizing long-term business performance and overall PartnerRe success;

•	promoting the retention of NEOs by providing long-term incentives; and

•	providing flexibility in the form and structure of compensation to meet individual goals and time horizons.
Balance of Fixed and At-Risk Compensation
For the 2014 performance year, the total compensation (base salary, annual cash incentive and equity awards) that was at-risk for the Chief Executive Officer was 88.6% (32.0% comprised of annual cash incentive and 56.6% comprised of equity awards) and 11.4% was base salary. For the NEOs (excluding the Chief Executive Officer) compensation that was at-risk was 80.3% (34.7% comprised of annual cash incentive and 45.6% comprised of equity awards) with the balance of their total compensation, 19.7%, being base salary. At-risk compensation is considered by the PartnerRe Board to include annual incentive and equity grants. The breakdown of the Chief Executive Officer's and other NEOs' compensation mix is as follows:

(1)	Base salary at December 31, 2014.

(2)	Actual annual cash incentive award for the 2014 performance year, paid in March 2015.

(3)
Actual annual equity dollar value for the 2014 performance year, granted on February 17, 2015. In connection with his resignation, Mr. Miranthis received the value of his equity awards for the 2014 performance year in cash as part of his termination payments.

(1)	Base Salary
Base salary is reviewed annually by the Compensation Committee, and is the fixed component of the total compensation package. The level of base salary is intended to reflect the expertise, level of experience and scope of responsibilities of the NEO. Base salary targets the market median based on market competitive data (as discussed in Competitive Peer Group and Pay Analysis below) and is the base component of overall compensation. In line with company philosophy and as shown in the graph above, base salary is the smallest component of total compensation for the NEOs. Mr. Miranthis’ base salary has not changed since he was appointed to the role of Chief Executive Officer effective January 1, 2011.
The base salary for each NEO is reviewed at the first Compensation Committee meeting of the calendar year and fixed as of April 1 of each year. The base salaries as of April 1, 2014 were as follows:

	Costas Miranthis	William Babcock	Emmanuel Clarke (1)	Laurie Desmet	Theodore C. Walker
2014 Base Salary	$1,000,000	$599,167	CHF629,287	$537,950	$607,957

(1) US dollar equivalent is $635,643. Exchange rate of 1USD = 0.99CHF used to calculate dollar value.

(2)	Annual Cash Incentive
Annual cash incentive is an “at-risk” performance based component of compensation and has been designed to align NEO and shareholder interests through the attainment of predetermined metrics and objectives.
Pursuant to PartnerRe’s annual cash incentive program, each employee has a target annual cash incentive that is expressed as a percentage of base salary. The annual cash incentive payout ranges from 0% to 200% of the target, depending upon actual performance compared with predetermined performance metrics. The table below shows actual annual cash incentive paid against the target annual incentive for the 2014 performance year.

	Costas Miranthis	William Babcock	Emmanuel Clarke	Laurie Desmet	Theodore C. Walker
Target Annual Cash Incentive (% of salary)	150%	100%	100%	100%	100%
Target Annual Cash Incentive (Value) (1) (2)	$1,500,000	$599,167	CHF629,287	$537,950	$607,957
Actual Annual Cash Incentive (1) (3)	$2,793,750	$1,101,718	CHF1,144,525	$978,397	$948,869

(1)	Amounts relate to the 2014 performance year. The actual annual cash incentive is paid in March 2015.

(2)	US dollar equivalent for Emmanuel Clarke's target annual cash incentive is $635,643. Exchange rate of 1USD = 0.99CHF used to calculate dollar value.

(3)	US dollar equivalent for Emmanuel Clarke's actual annual cash incentive is $1,156,086. Exchange rate of 1USD = 0.99CHF used to calculate dollar value.
The metrics for the following performance measures are predetermined by the Compensation Committee:

i)	Total Group Performance (Group AROE + Group Organizational Objectives)

ii)	Business Unit Financial Performance, which includes Operating Expenses for the Chief Financial Officer (CFO) and the Chief Operations Officer (COO)

iii)	Personal Objectives
The AROE metric is PartnerRe’s primary financial metric, for the purposes of evaluating compensation, as it focuses on the value provided to shareholders and is a reliable indicator of Company performance and profitability. Business Unit Financial Performance and Operating Expense Performance are financial metrics that are also used for NEOs in determining their Annual Incentive payout. The inclusion of qualitative objectives provides the ability to assess performance which may not be quantifiable but impacts the overall performance of the Company.
The Compensation Committee annually approves the metrics within the Total Group Performance measure and the weighting of each measure for each NEO. Each measure is weighted to reflect the contributions of each NEO toward our strategy, the current business environment, as well as the behaviors which the Compensation Committee wishes to encourage and reward. The Compensation Committee places significant emphasis on quantitative performance measures (i.e., combined Group AROE, Business Unit Financial Performance and Operating Expense Performance). The Compensation Committee approved the weight of financial performance in a range of 72.5% - 75% for NEOs in 2014, which remains unchanged from 2013. The qualitative objectives (Group Organizational and Personal combined) also remain unchanged within a target weight range of 25% - 27.5%. The following table outlines the 2014 weightings and measures for each NEO:

	Costas Miranthis	William Babcock	Emmanuel Clarke	Laurie Desmet	Theodore C. Walker
Group AROE	75%	62.5%	42.5%	52.5%	42.5%
Group Organizational Objectives	25	7.5	7.5	7.5	7.5
Total Group Performance	100%	70%	50%	60%	50%
Business Unit Financial Performance (1)	—	10	30	20	30
Personal Objectives	—	20	20	20	20
Total Financial Performance	75%	72.5%	72.5%	72.5%	72.5%
Total Personal Performance	25%	27.5%	27.5%	27.5%	27.5%

(1) Business Unit Return on Equity (ROE) for Mssrs. Clarke and Walker and Operating Expense Performance for Mr. Babcock and Ms. Desmet

i)	Total Group Performance
The Total Group Performance measure applied to all NEOs and was the most heavily-weighted measure (100% for Mr. Miranthis, 70% for Mr. Babcock, 60% for Ms. Desmet and 50% for Messrs. Clarke and Walker). The Total Group Performance measure is comprised of Group AROE and Group Organizational Objectives, with Group Adjusted Return on Equity (Group AROE) being the primary metric. Mr. Miranthis’ annual cash incentive was paid out at 186% of target, reflective of the Company’s strong financial performance in 2014.

The actual 2014 Total Group Performance results and resulting payout for each NEO, based on the weightings shown in the above table, are shown below:

			Payout
	Performance	Scale Payout	CEO	CFO	COO	Other NEOs (1)
Group AROE	15%	200%	150%	125%	105%	85%
Group Organizational Objectives	145%	145%	36%	11%	11%	11%

(1) Emmanuel Clarke and Theodore C. Walker.
Group Adjusted Return on Equity (Group AROE)
The Compensation Committee assessed all the metrics used in determining the NEOs' 2014 performance year annual cash incentives. As the foregoing tables show and as discussed above, Group AROE is the most predominant component used to determine Total Group Performance and consequently the 2014 performance year annual cash incentive payouts.
Group AROE is the sum of the Company's Operating Return on Equity (ROE) and the return on the Company's Risk Assets. ROE is based on operating earnings or losses (see Key Financial Measures in Item 7 of Part II of this report a definition). ROE excludes realized and unrealized gains or losses on the Company’s Risk Assets. The return on the Company's Risk Assets includes the realized and unrealized gains and losses from a portion of the Company's investment portfolio that includes equities, asset-backed securities, insurance linked securities and other specific investments. Group AROE is not a financial measure calculated in accordance with U.S. GAAP. See Key Financial Measures in Item 7 of Part II of this report for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure.
The Group AROE scale is established annually and approved by the Compensation Committee prior to the start of the performance year. The main factors considered in establishing the Group AROE scale were the current reinsurance market outlook and a sustained period of low interest rates.
The payout scale is as follows and is subject to straight-line interpolation.

2014 Group AROE Performance	Payout of Award as a Percentage of Target Annual Cash Incentive
>14%	200%
á	á
8-9%	100%
á	á
<3%	0%
The scale reflects PartnerRe’s compensation philosophy in the following respects:

•	The annual cash incentive target (i.e., payout at 100%) is awarded for a target Group AROE performance, which is established prior to the start of the performance year.

•	The annual cash incentive payout is capped at 200% because an uncapped payout could encourage risk-taking activities which are not in the best interests of our shareholders.

•	The scale is designed to ensure that our shareholders receive a minimum return, currently at least 3% Group AROE, before employees receive an allocation toward their annual cash incentive.

•	The scale is set to create challenging but realistic goals to motivate employees and provide the opportunity to pay for performance.
The Group AROE for 2014 was 15.1% and consequently the payout award for this component for the 2014 performance year was 200%.
Group Organizational Objectives
Non-financial objectives are recommended annually by the President and Chief Executive Officer and approved by both the Compensation Committee and the Board. For 2014, the Group Organizational Objectives were:

•	Evolve organizational structure;

•	Continue to explore options for strategic development; and

•	Simplify risk policy documentation and enhance ERM framework.
The Group Organizational Objectives will vary from year to year and the Compensation Committee does not assign specific weighting to any one individual component of the Group Organizational Objectives. No individual Group Organizational Objective was significant enough to make a meaningful impact on the maximum potential annual cash incentive payout for the 2014 performance year. As each qualitative objective was not individually material and was subjective in nature (i.e., not a quantitative measurement), the Compensation Committee reviewed the performance in the aggregate and determined that PartnerRe successfully achieved the Group Organizational Objectives, resulting in a payout of 145% of target.

ii)	Business Unit Financial Performance
Mr. Miranthis’s annual cash incentive does not include a Business Unit Performance measure. For Mr. Clarke and Mr. Walker, a Business Unit ROE metric accounted for 100% of their Business Unit Performance measure. The Operating Expense metric was introduced for Mr. Babcock and Ms. Desmet in 2014 to encourage PartnerRe's continued focus on expense management. The use of this financial metric emphasizes the importance of cost management as a performance indicator in today's challenging environment.
The following table shows the Non-Group Financial Performance metrics used for the 2014 performance year:

NEO	Metric used for Business Unit Performance Measure	Relative Weight of Business Unit Performance Measure (among all measures)	Actual 2014 Performance(1)	Scale Payout
William Babcock	CFO Operating Expense	10%	160%	160%
Emmanuel Clarke	Global ROE	30%	15.1%	180%
Laurie Desmet	COO Operating Expense	20%	180%	180%
Theodore C. Walker	North America ROE	30%	7.7%	94%

(1) The targets and payout scales are illustrated below and are subject to straight-line interpolation.

Global ROE Performance	North America ROE Performance	CFO Operating Expense Performance(1)	COO Operating Expense Performance(1)	Payout of Award as a Percentage of Target Annual Cash Incentive
>16%	>14%	($2.7m)	($10m)	200%
á	á	á	á	á
9-10%	8-9%	$0	$0	100%
á	á	á	á	á
<4%	<3%	$2.7m	$10m	0%

(1) Overage (savings) to operating expense budget.

iii)	Personal Objectives
Other than the Chief Executive Officer, each of our NEOs has predetermined qualitative objectives that vary from year to year. Qualitative objectives are recommended annually by the Chief Executive Officer and approved by the Compensation Committee. The weight on qualitative objectives aligns with the Compensation Committee’s goal of a 25% - 27.5% weight on qualitative objectives (Group Organizational and Personal Objectives combined), placing greater emphasis on quantitative performance measures. In 2014, the Compensation Committee considered numerous qualitative personal objectives, none of which covered all of our NEOs. For each NEO, the Compensation Committee considered all of the objectives that specifically applied to the NEO and reached a subjective view as to how well the NEO had achieved his or her personal objectives. Personal objectives cover many areas, including operational efficiency, effective capital management, maintaining good relationships with clients and success of significant projects. The Compensation Committee determined that each NEO successfully achieved their personal objectives for the 2014 performance year, resulting in a payout of between 145% and 160% of target for the Personal Objectives metric for each NEO.

(3)	Equity Awards
Equity awards provide “at-risk” compensation which has a long-term focus and are subject to both performance and time-based vesting mechanisms. Equity awards are intended to: (i) align the long-term interests of NEOs and shareholders; (ii) reflect long-term performance goals; and (iii) act as a talent retention vehicle.

Form of Equity
The NEOs blend of equity is 60% performance-based awards (PSUs and SSARs) and 40% time-based awards (RSUs). Prior to the start of the performance year, NEOs can customize their award and convert up to 25% of their PSU and RSU awards into SSARs. The performance-based equity has a greater motivational impact while the time-based equity has a greater retentive impact. The annual equity award distribution for the NEOs is as follows:

			Blend of Equity
Equity Award Level	Annual Equity Target Dollar Value	Actual Grant for 2014 Performance Year(1)	RSUs (2) (40%)	PSUs (2) (40%)	SSARs (2) (20%)
CEO	$4,500,000	$4,950,000	$1,980,000	$1,980,000	$990,000
CFO (3)	$1,250,000	$1,375,000	$481,250	$481,250	$412,500
Other NEOs	$1,250,000	$1,375,000	$550,000	$550,000	$275,000

(1)
Granted on February 17, 2015 at 110% of target dollar value. In connection with his resignation, Mr. Miranthis received the value of his equity awards for the 2014 performance year in cash as part of his termination payments.

(2) RSUs and PSUs have a three-year cliff vest and the PSUs are subject to a performance measure; SSARs have a three-year ratable vest.
(3) Mr. Babcock customized his 2015 grant as follows: 35% RSUs / 35% PSUs / 30% SSARs.
Equity Performance Adjustment
At grant, the target dollar value of the annual equity award is adjusted (90% - 110%) based on the prior year’s Group AROE result of 15.1%:

•	Results within scale (3 -14%) – no adjustment

•	Results below scale (<3%) – 90% of target dollar value

•	Results above scale (>14%) – 110% of target dollar value
The 15.1% Group AROE result for 2014 exceeded the maximum range on the annual incentive scale, resulting in an adjustment of 110% to the 2014 equity target dollar values.
For the 2014 performance year grant, upon settlement, PSU awards can be adjusted upward or downward based on the average three-year growth in Tangible Book Value Per Diluted Share (TBVPS) + non-life reserve discount + life unrecognized value + dividends paid from grant date. This financial performance metric was selected by the Company because it has a high correlation to shareholder value. The following table shows the payout scale on settlement, based on performance and is subject to straight-line interpolation:

Level	PSU Metric Scale (above risk-free return)(1)	PSU Adjustment %
Maximum	>1,200bps	150%
á	á	á
Target	700bps	100%
á	á	á
Minimum	<200bps	50%

(1) Based on a reference portfolio of risk-free securities with three-year duration.

The following table shows each NEO's actual 2015 PSU grant value against the scale to show what each NEO would potentially receive when the PSUs vest if maximum, target or minimum performance is achieved at the end of the three year period:

	Estimated PSU Value at Vest for PSU Performance (1)
Name	Minimum	Target Performance	PSU Grant at Minimum
Costas Miranthis (2)	2,970,000	1,980,000	990,000
William Babcock	721,875	481,250	240,625
Emmanuel Clarke	825,000	550,000	275,000
Laurie Desmet	825,000	550,000	275,000
Theodore C. Walker	825,000	550,000	275,000

(1) Based on value at grant on February 17, 2015.
(2) See Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change above for the treatment of PSUs for Mr. Miranthis in connection with his resignation.
Linking Pay for Performance
The Group AROE scale is established annually and approved by the Compensation Committee. The main factors considered in establishing the Group AROE scale were the current reinsurance market outlook and a sustained period of low interest rates. The Company’s financial results for 2014 were above target and this was reflected in the above target payment of the annual cash incentive component of at-risk compensation to the NEOs for the 2014 performance year, demonstrating a strong link between pay and performance.
The table below provides a three-year history of the Company performance.

	2012	2013	2014
Group AROE	15.0%	15.7%	15.1%
Group AROE Scale Payout	150%	200%	200%
Total Group Performance (1)	150%	190%	186%

(1) Based on a weighting of 75% for Group AROE and 25% for Group Organizational Objectives.
A review of Chief Executive Officer compensation was considered at the February 2014 meeting of the Compensation Committee and a decision was made to increase Mr. Miranthis's target annual incentive and target equity value to bring him closer to the market median of peer companies. In their review, the Compensation Committee considered, amongst other factors, the Company’s performance, the current reinsurance environment, alignment with peer companies’ Chief Executive Officer pay packages and maintaining a total compensation package that would continue to allow the Chief Executive Officer to focus on increasing shareholder value. Based upon these considerations, and taking into consideration the recommendation from the Compensation Committee's independent consultant Frederic W. Cook & Co., Inc, the Compensation Committee determined that it would be appropriate to increase the Chief Executive Officer’s at-risk annual incentive target from 125% to 150% of base salary and the annual target equity value from $3,000,000 to $4,500,000. Further underscoring the Compensation Committee’s commitment to align pay with performance, the Chief Executive Officer’s salary remained unchanged. Both increases took effect for the 2014 performance year, and bring the CEO near the market median of peer companies.
Executive Share Ownership and Retention
To promote the goal of aligning the interests of the NEOs and shareholders, the Executive Total Compensation Program prescribes share ownership guidelines, holding restrictions and incentives to encourage the NEOs to hold a stake in the future value of PartnerRe.
The Executive Total Compensation Program prescribes net share retention guidelines for all equity grants. For this purpose, “net shares” are the common shares remaining from a transaction (i.e., the exercise of an option or the vesting of restricted shares) after the NEO sells enough common shares to pay the applicable exercise price and any related tax or social security liabilities. The guidelines provide that:

•	NEOs who have not satisfied the applicable share ownership target must retain 100% of the net shares they acquire until they reach the target.

•
If an NEO has met the share ownership target, but the holdings subsequently drop below the target amount for any reason (for example, a new share issuance), the executive will have a one-year grace period to once again meet the target.

•	The net share retention guidelines do not apply to grants made prior to becoming an NEO.
The ownership target is expressed as a percentage of PartnerRe’s fully diluted common shares outstanding (“CSO”) at the end of each calendar year and includes all common shares and equivalents held by the NEO. The number of fully diluted CSO at December 31, 2014, was 49,087,412. The table below shows the ownership targets, common share ownership, and ownership expressed as a percentage of fully diluted CSO for each NEO as of December 31, 2014. All of the NEOs have reached their share ownership targets.

Name	Ownership Target—Common shares/equivalents as a percentage of fully diluted CSO	Common Share Ownership(1)	Common shares/equivalents as a percentage of fully diluted CSO
Costas Miranthis	0.07%	198,365	0.40
William Babcock	0.03%	50,351	0.10
Emmanuel Clarke	0.03%	61,402	0.13
Laurie Desmet	0.03%	42,264	0.09
Theodore C. Walker	0.03%	63,033	0.13

(1) Common Share Ownership includes common shares owned outright, PSUs, RSUs, RSU equivalents of Options, SSARs (conversion ratio for 2014 was one RSU to seven SSARs) and common shares held in qualified plans. This includes vested and unvested awards.
Severance
To assist in recruiting and to ensure that PartnerRe is competitive within the market, the Company provides for severance payments to the NEOs under several different scenarios. The severance triggers, restrictive conditions, and compensation payments are governed by each NEO’s individual employment agreement and our Change in Control Policy. For more information, see Potential Payments Upon Termination or Change of Control below.
Benefits & Perquisites Review
To meet market competitive conditions, benefits and perquisites are provided to NEO’s. In line with our peers, PartnerRe provides additional perquisites for Bermuda-based executives who have relocated from their home country to the corporate headquarters. Consistent with our pay-for-performance compensation philosophy, executive perquisites are limited to personal use of corporate aircraft (for the Chief Executive Officer only, capped at 30 hours, of which zero hours were used for 2013 and 2014), housing, club membership, car and travel allowances. All other benefits for the executives are awarded to all employees in their location. The Company does not provide tax gross-ups to NEOs.
Governance Features of our Executive Compensation Program
The Compensation Committee is charged with the corporate governance of executive compensation with respect to our NEOs. All members of the Compensation Committee are non-executive directors and are considered independent pursuant to the NYSE Rule 303A.05. The Compensation Committee is authorized to retain independent consultants to give advice on compensation matters.
The Compensation Committee is responsible for the review and final approval of the compensation elements for each executive officer including the Chief Executive Officer.
In so reviewing and approving executive officers’ compensation, the Compensation Committee:

•
in consultation with the Board in executive session, establishes and approves goals and objectives relevant to the compensation of the Chief Executive Officer and evaluates the performance of the Chief Executive Officer in light of such established goals and objectives; and

•
in consultation with the Chief Executive Officer, establishes and approves goals and objectives relevant to the compensation of all other executive officers and evaluates their performance in light of such established goals and objectives.

The Compensation Committee is not involved in the consideration and determination of the directors’ compensation.

Independent Consultant
The Compensation Committee utilizes the services of an external compensation consultant. In 2014, the Compensation Committee utilized the services of Frederic W. Cook & Co., Inc.
In making decisions on Chief Executive Officer and other executive compensation, the Compensation Committee considered analysis and advice provided by Frederic W. Cook & Co., Inc., which was provided without consulting the Chief Executive Officer or management. Compensation Committee members have direct access to the consultant without management involvement.
During 2014, the services of Frederic W. Cook & Co., Inc. were limited to executive compensation matters. The Compensation Committee ascertained that Frederic W. Cook & Co., Inc. is an independent consultant to the Company.
Competitive Peer Group and Pay Analysis
The goal of the Compensation Committee is to ensure that the total compensation opportunity of our NEOs is competitive with the median of total compensation paid to executives of companies within the competitive peer group of (re)insurance companies which compete with us for executive talent. The Compensation Committee achieves this by conducting a competitive peer group analysis and comparing both the total compensation and each individual element of compensation to the peer group median.
The Compensation Committee considered and approved the composition of the competitive peer group with input from its independent consultant, Frederic W. Cook & Co., Inc. The competitive peer group is compiled using the following criteria: size (revenues, assets and market capitalization), corporate strategy, number of employees and business mix. Our 2014 competitive peer group (determined at the end of 2013) is comprised of ACE Ltd., Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., AXIS, Everest Re Group Ltd., Munich Re, RenaissanceRe Holdings Ltd, SCOR SA, Validus Holdings and XL Group plc. Swiss Re is also part of the peer group for 2014 for the Chief Executive Officer compensation comparison; benchmark data for the other NEO’s is not available.
Each year the Compensation Committee reviews an analysis prepared by Frederic W. Cook & Co., Inc. comparing compensation within the peer group. The Compensation Committee utilizes this analysis when comparing compensation of the NEOs with that of executives with comparable responsibilities within the peer group.
Risk Management
The purpose of our business is to assume risk. As described above, our compensation programs contain a number of design features that proactively discourage excessive risk-taking. It is the view of the Compensation Committee that PartnerRe’s compensation policies and procedures do not create risks that are reasonably likely to have a material adverse effect on PartnerRe. These policies and procedures are reviewed as part of the Company’s risk management framework.
Clawback Provisions
NEOs may be required to repay some or all of any cash or equity incentive received from a grant if: (i) PartnerRe is required to restate our financial statements due to material non-compliance with financial reporting requirements; (ii) the restated financial statements would have resulted in a lower incentive award; and (iii) PartnerRe has determined that the material non-compliance causing the restatement was the result of the award recipient’s willful misconduct. The requirement to repay applies to any amounts granted, vested, obtained as the result of exercise or otherwise paid out during the 12 months following the date the financial statements subject to the restatement were filed with the SEC. Under the policy, the Board may also cancel the award recipient’s unvested equity or other unpaid bonus or incentive compensation and may cancel their vested but unexercised SSARs and options. These clawback features are in addition to the clawback provisions required under the Sarbanes-Oxley Act of 2002, which remain in effect. PartnerRe intends to further adjust our clawback policy in light of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 once the SEC adopts final rules implementing those requirements.
Equity Practices
Long-term incentives comprise the greatest portion of the NEO’s target compensation, encouraging executives to perform in a manner consistent with long term shareholder value. As described above under Executive Share Ownership and Retention, the Executive Total Compensation Program prescribes share ownership guidelines, holding restrictions and incentives to encourage the NEOs to hold a stake in the future value of PartnerRe. PartnerRe does not backdate, reprice or grant equity awards retroactively. Repricing of awards would require shareholder approval under our shareholder-approved long-term incentive plan.

Anti-Hedging and Anti-Pledging Policy
A prohibition against hedging or pledging of PartnerRe common shares is embedded within our Trading Policy. This prohibits PartnerRe directors, officers and employees from: (i) entering into hedging or monetization transactions related to PartnerRe common shares, including through the use of financial instruments, such as prepaid forwards, equity swaps, collars and exchange funds; and (ii) holding PartnerRe common shares in a margin account or otherwise pledging PartnerRe common shares as collateral for a loan.
Annual Incentive Practices
As described above under Annual Cash Incentive, the annual cash incentive award is capped at a maximum payout of 200% of target to discourage excessive risk taking. Scales are reviewed and set annually prior to the start of each performance year to create challenging but realistic targets to ensure that risk-taking behaviors are not undertaken to achieve unrealistic goals.
Impact of Regulatory and Accounting Requirements
The Compensation Committee is mindful of how regulatory requirements, particularly those described below, affect its decisions.
Internal Revenue Code Section 162(m)
Section 162(m) precludes a public company (with certain exceptions) from taking a tax deduction for compensation in excess of $1 million paid to specified NEOs. The Company believes that the tax deductibility of compensation is an important factor, but should not be the sole factor, in setting executive compensation policy. Accordingly, although the Company generally intends to avoid losing a tax deduction due to Section 162(m), the Company reserves the right, in appropriate circumstances, to pay amounts that are not deductible.
Accounting Standards
The Compensation Committee considers the accounting treatment of compensation elements in determining types and levels of compensation for our NEOs. In determining equity awards in 2014, the Compensation Committee considered the potential dilution impact of the Employee Equity Plan. The Compensation Committee concluded that the associated dilutive impact was appropriate, given the objectives of our Executive Total Compensation Program, competitive compensation practices in the reinsurance industry, our performance, and the value of the awards as tools to motivate and retain employees.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation & Management Development Committee
Jean-Paul Montupet, Chairman
Roberto Mendoza
Debra Perry
Rémy Sautter

COMPENSATION TABLES
2014 Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2014, 2013 and 2012. The amounts disclosed in column (d) include RSUs and PSUs and the amounts disclosed in column (e) include SSARs. The amounts related to 2014 disclosed in column (f) were determined by the Compensation Committee at its February 17, 2015 meeting and were paid out shortly thereafter. The amounts disclosed in column (g) are further detailed in footnote 5 below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary(2) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Costas Miranthis President and Chief Executive Officer, PartnerRe Ltd.(1)	2014	1,000,000	2,640,096	683,090	2,793,750	1,843,613	8,960,550
	2013	1,000,000	2,400,015	529,706	2,375,000	567,477	6,872,198
	2012	1,000,000	482,144	405,270	1,953,125	478,349	4,318,888
William Babcock Executive Vice President and Chief Financial Officer, PartnerRe Ltd.	2014	595,514	962,498	426,933	1,101,718	385,448	3,472,111
	2013	578,933	999,932	220,714	1,093,114	381,460	3,274,153
	2012	557,978	241,072	202,635	871,210	391,895	2,264,790
Emmanuel Clarke Chief Executive Officer, PartnerRe Global (6)	2014	634,794	1,099,941	284,622	1,155,970	265,396	3,440,724
	2013	630,855	999,932	220,714	1,207,918	253,498	3,312,917
	2012	621,595	241,072	202,635	1,051,941	269,806	2,387,049
Laurie Desmet Executive Vice President and Chief Operations Officer, Group	2014	535,962	1,099,941	284,622	978,397	182,981	3,081,904
Theodore C. Walker President and Chief Executive Officer, PartnerRe North America	2014	605,711	1,099,941	284,622	948,869	123,555	3,062,698
	2013	596,759	999,932	220,714	1,026,039	124,747	2,968,191
	2012	587,941	241,072	202,635	655,034	130,656	1,817,338

(1)
As described in further detail in Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change above, Mr. Miranthis ceased serving as the President and Chief Executive Officer on January 25, 2015.

(2)
The figures reflect the total salary received by each NEO during the applicable fiscal year. Our NEOs are not entitled to defer their salary in exchange for equity. The 2014 base salary shown above in the Elements of Total Compensation section refers to gross base salary in local currency.

(3)
In accordance with the SEC proxy disclosure rules, columns (d) and (e) reflect the amount of RSUs, PSUs and SSARs granted during the fiscal year by using the aggregate grant date fair value of awards, determined in accordance with FASB Accounting Standards Codification (ASC) Topic 718. For a discussion of the assumptions and methodologies used to value equity awards, see Note 16 to Consolidated Financial Statements in Item 8 of Part II of this report. Equity awards granted in 2014 relate to the 2013 performance year. For details on the equity awards granted in 2015 for the 2014 performance year, see above Form of Equity section.

(4)	The figures reflect the non-equity incentive compensation paid in 2015 for the 2014 performance year. For more details, see above Annual Cash Incentive section.

(5)
The 2014 amount for Mr. Miranthis includes $198,000 in housing allowances, $150,000 for defined contribution plans and non-qualified plans, $96,066 for corporate memberships, $89,428 for dividend equivalents, $42,576 for life insurance premiums (including AD&D and individual disability) and $39,375 for Bermuda payroll tax. The company also paid, on Mr. Miranthis' behalf, Swiss taxes in the amount of $1,214,185, due on his SSARs exercises as it related to his prior work assignment in Switzerland (from 2007 to 2010), which are reimbursable due to contractual obligations for the period of time Mr. Miranthis worked in Switzerland. The remaining $13,983 is for the following items: Bermuda government social insurance contribution, car allowance, club allowance, and spousal attendance at a director and executive officer event. Under his executive employment agreement, Mr. Miranthis is entitled to the use of a company car. The amount for Mr. Miranthis includes insurance and service fees for the company car. When the company car is not being used by him, it is utilized for other business-related purposes. The Chief Executive Officer had access to two private aircrafts in the U.S. until November 2014, from December 2014 this was reduced to one private aircraft in the U.S. and one private aircraft in Europe, of which PartnerRe has a fractional interest. The Chief Executive Officer must approve any use of any of the aircrafts by employees and directors. The Chief Executive Officer is entitled to 30 hours of personal travel on the aircrafts and from 2012-2014 Mr. Miranthis did not use the aircrafts for personal use. Personal use of the aircrafts is reviewed annually by the Nominating & Governance Committee.
The 2014 amount for Mr. Babcock includes $204,000 in housing allowances, $65,506 for defined contribution plans and non-qualified plans, $37,256 for dividend equivalents, $30,000 in travel allowance and $7,560 for Bermuda payroll tax. The remaining $41,126 is for the following items: life insurance premiums, tax filing assistance, car allowance, club allowance and spousal attendance at a director and executive officer event.
The Bermuda government imposes a payroll tax of 14% on all employees in the Bermuda office including Messrs. Miranthis and Babcock. The salary level to which this tax applies is currently capped at $750,000. PartnerRe pays the employee payroll tax portion of 5.25% for all Bermuda employees.
The 2014 amount for Mr. Clarke includes $93,009 in housing allowances, $62,043 for defined contribution plans and non-qualified plans, $57,762 in school allowance and $37,454 for dividend equivalents. The remaining $15,128 is for the following items: tax filing assistance, Swiss Social Security and spousal attendance at a director and executive officer event.
The 2014 amount for Ms. Desmet includes company-paid Swiss income tax on RSU vesting in the amount of $83,708 for the period that Ms. Desmet worked on assignment in Switzerland, $58,956 for defined contribution plans and non-qualified plans and $36,661 for dividend equivalents. The remaining $3,656 is for the following items: life insurance premiums, tax filing assistance and spousal attendance at a director and executive officer event.
The 2014 amount for Mr. Walker includes $66,628 for defined contribution plans and non-qualified plans and $42,558 for dividend equivalents. The remaining $14,369 is for the following items: life insurance premiums, tax filing assistance, the company paid portion of the executive health benefit and spousal attendance at a director and executive officer event.
Items listed but not quantified are not individually $25,000 or higher and do not exceed 10% of the total perquisite value received by an NEO.

(6)
Mr. Clarke’s actual salary and non-equity incentive plan compensation for 2014 were CHF 628,509 and CHF 1,144,525, respectively, for 2013 were CHF 624,609 and CHF 1,195,958, respectively, and for 2012 were CHF 615,441 and CHF 1,041,526, respectively. The applicable exchange rate at December 31, 2014 of US$1.00 to CHF1.01 was used to convert amounts reported.

2014 Grants of Plan-Based Awards
This table discloses the target and maximum cash-based non-equity incentive payouts in respect of the 2014 performance year, and equity awards granted in 2014 .

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Option(4) (#)	Exercise or Base Price of Option Awards(4) ($)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Costas Miranthis	2/28/2014	—	—	—	6,675	13,350	20,025	13,350	—	98.88	2,640,096
	2/28/2014	—	—	—	—	—	—	—	46,723	—	683,090
	—	—	1,500,000	3,000,000	—	—	—	—	—	—	—
William Babcock	2/28/2014	—	—	—	2,781	5,562	8,343	4,172	—	98.88	962,498
	2/28/2014	—	—	—	—	—	—	—	29,202	—	426,933
	—	—	599,167	1,198,334	—	—	—	—	—	—	—
Emmanuel Clarke(6)	2/28/2014	—	—	—	2,781	5,562	8,343	5,562	—	98.88	1,099,941
	2/28/2014	—	—	—	—	—	—	—	19,468	—	284,622
	—	—	635,585	1,271,170	—	—	—	—	—	—	—
Laurie Desmet	2/28/2014	—	—	—	2,781	5,562	8,343	5,562	—	98.88	1,099,941
	2/28/2014	—	—	—	—	—	—	—	19,468	—	284,622
	—	—	537,950	1,075,900	—	—	—	—	—	—	—
Theodore C. Walker	2/28/2014	—	—	—	2,781	5,562	8,343	5,562	—	98.88	1,099,941
	2/28/2014	—	—	—	—	—	—	—	19,468	—	284,622
	—	—	607,957	1,215,914	—	—	—	—	—	—	—

(1)
As described in further detail above in the Annual Cash Incentive section, all employees of PartnerRe are eligible for an annual cash incentive if predetermined performance goals are achieved. Each employee has a target annual cash incentive that is set as a percentage of base salary. The annual cash incentive payout range is 0% to 200% of target for the CEO and 0% to 200% of target for all other employees.

(2)
PSUs vest in their entirety three years after grant date and are subject to a performance measure, which is described in further detail above in the Equity Performance Adjustment section. Dividend equivalents are accrued quarterly on unvested PSU awards and will be paid in cash when any earned PSUs are delivered.

(3)	RSUs vest in their entirety three years after grant date. Dividend equivalents are paid out quarterly in cash on unvested RSU awards.

(4)
The Company granted SSARs to the NEOs during fiscal year 2014 in respect of the 2013 performance year. SSARs were granted under the Employee Equity Plan with an exercise price equal to the closing price of PartnerRe common shares on the date of grant. SSARs vest 33% on the first anniversary of the date of grant, 33% on the second anniversary and 34% on the third anniversary.

(5)
The value of SSARs on February 28, 2014 is calculated by multiplying the Black-Scholes valuation of $14.62 by the number of underlying SSARs. The value of RSUs and PSUs on February 28, 2014 is calculated by multiplying the fair market value of $98.88 by the number of RSUs and PSUs.

(6)
Mr. Clarke’s threshold, target and maximum annual cash incentive was CHF 0, CHF 629,292 and CHF 1,258,584, respectively. The applicable exchange rate at December 31, 2014 of US$1.00 to CHF1.01 was used to convert amounts reported.

The Compensation Committee of the Board reviews and approves the non-equity and equity incentive awards for the NEOs. The grant date of the annual equity awards is the date of the first Compensation Committee of the Board meeting of the year, when awards are approved. SSARs are granted with an exercise price equal to the closing price of PartnerRe common shares on the grant date.
2014 Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity grants as of December 31, 2014.

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4) ($)
Costas Miranthis	2/28/2014	—	46,723*	98.88	2/28/2024	13,350	1,523,636	13,350	1,523,636
	3/1/2013	15,538*	31,547*	89.20	3/1/2023	13,453	1,535,391	13,453	1,535,391
	2/29/2012	18,810*	19,380*	63.44	2/28/2022	7,600	867,388	—	—
	2/17/2011	69,099*	—	81.94	2/17/2021	—	—	—	—
	5/12/2010	50,000*	—	75.54	5/12/2020	—	—	—	—
	2/26/2010	18,089*	—	79.61	2/26/2020	—	—	—	—
	2/27/2008	24,097*	—	77.92	2/27/2018	—	—	—	—
William Babcock	2/28/2014	—	29,202*	98.88	2/28/2024	4,172	476,150	5,562	634,791
	3/1/2013	6,474*	13,145*	89.20	3/1/2023	5,605	639,699	5,605	639,699
	2/29/2012	18,810*	9,690*	63.44	2/28/2022	3,800	433,694	—	—
	2/17/2011	14,395*	—	81.94	2/17/2021	—	—	—	—
	10/1/2010	12,500*	—	80.45	10/1/2020	—	—	—	—
	2/26/2010	10,200*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	8/4/2008	9,375*	—	69.50	8/4/2018	—	—	—	—

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4) ($)
Emmanuel Clarke	2/28/2014	—	19,468*	98.88	2/28/2024	5,562	634,791	5,562	634,791
	3/1/2013	6,474*	13,145*	89.20	3/1/2023	5,605	639,699	5,605	639,699
	2/29/2012	18,810*	9,690*	63.44	2/28/2022	3,800	433,694	—	—
	2/17/2011	19,194*	—	81.94	2/17/2021	—	—	—	—
	9/1/2010	12,500*	—	75.80	9/1/2020	—	—	—	—
	2/26/2010	12,000*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	3/31/2008	12,000	—	75.85	3/31/2018	—	—	—	—
	2/23/2007	10,500*	—	71.35	2/23/2017	—	—	—	—
Laurie Desmet	2/28/2014	—	19,468*	98.88	2/28/2024	5,562	634,791	5,562	634,791
	4/1/2013	—	—	—		3,000	342,390
	3/1/2013	—	—	—		3,083	351,863	1,962	223,923
	7/2/2012	6,600*	3,400*	75.67	7/2/2022	—	—	—	—
	2/29/2012	4,950*	2,550*	63.44	2/28/2022	1,000	114,130	—	—
	1/16/2012	—	—	—		1,500	171,195
	2/26/2010	10,200*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	8/6/2008	10,000*	—	70.70	8/6/2018
	2/27/2008	12,000*	—	77.92	2/27/2018	—	—	—	—
	2/23/2007	10,500*	—	71.35	2/23/2017	—	—	—	—
	2/24/2006	2,500*	—	61.20	2/24/2016	—	—	—	—
Theodore C. Walker	2/28/2014	—	19,468*	98.88	2/28/2024	5,562	634,791	5,562	634,791
	3/1/2013	6,474*	13,145*	89.20	3/1/2023	5,605	639,699	5,605	639,699
	2/29/2012	18,810*	9,690*	63.44	2/28/2022	3,800	433,694	—	—
	2/17/2011	69,099*	—	81.94	2/17/2021	—	—	—	—
	2/26/2010	68,089*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,400*	—	61.90	2/27/2019	—	—	—	—
	1/2/2009	10,000*	—	70.07	1/2/2019	—	—	—	—
	2/27/2008	12,000*	—	77.92	2/27/2018	—	—	—	—
	7/5/2007	10,000*	—	78.24	7/5/2017	—	—	—	—
	2/23/2007	10,500*	—	71.35	2/23/2017	—	—	—	—
	2/24/2006	2,500*	—	61.20	2/24/2016	—	—	—	—
	2/24/2005	4,175	—	62.70	2/24/2015	—	—	—	—

*SSARs

(1)	All grants of options and SSARs vest 33% on the first anniversary of the grant date, 33% on the second anniversary and 34% on the third anniversary.

(2)
The market value of RSUs and PSUs is based on the closing price of $114.13 as at December 31, 2014, the last day of trading in 2014 . All share awards cliff vest in their entirety three years from the date of grant. Dividend equivalents are paid out quarterly in cash for RSUs and accrued quarterly and paid upon settlement for PSUs.

(3)	These are RSU grants.

(4)	These are PSU grants.

2014 Option Exercises and Shares Vested
The following table shows all options exercised and RSUs that vested in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Costas Miranthis(2)	123,017	4,964,075	9,213	932,724
William Babcock	—	—	5,470	553,783
Emmanuel Clarke(3)	11,200	603,746	6,142	621,816
Laurie Desmet	—	—	3,700	374,588
Theodore C. Walker	—	—	9,213	932,724

(1)	The value of the common shares is $101.24, which is based on the fair market value on the date of vesting (defined as the closing price on the vest date of February 18, 2014).

(2)	Mr. Miranthis’ aggregate exercise price was $9,078,011.

(3)	Mr. Clarke’s aggregate exercise price was $693,510.

2014 Non-Qualified Deferred Compensation
The following table shows the details of the NEOs’ non-qualified deferred compensation plans during 2014. It excludes contributions into 401K plans.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
Costas Miranthis	—	150,000	16,475	1,658,025
William Babcock	13,421	36,906	4,539	292,659
Emmanuel Clarke(2)	197,431	41,362	14,348	919,301
Laurie Desmet	88,217	30,356	217,505	2,379,087
Theodore C. Walker	13,828	38,028	91,749	1,508,152

(1)	The contributions are included in the 2014 Summary Compensation Table.

(2)	The contributions made by and on behalf of Mr. Clarke were made in Swiss Francs. The applicable exchange rate at December 31, 2014 of US$1.00 to CHF1.01 was used to convert amounts reported.
The following contributions were disclosed in the Summary Compensation Table for the 2013, 2012 and 2011 proxy statements:

Name	2013 ($)		2012 ($)		2011 ($)
Costas Miranthis	150,000		150,000		150,000
William Babcock	35,633		33,878		44,704
Emmanuel Clarke	45,699	(1)	44,499	(2)	42,225	(3)
Theodore C. Walker	37,594		37,173		50,033

(1) Based on the exchange rate at December 31, 2013 of US$1.00 to CHF1.12.
(2) Based on the exchange rate at December 31, 2012 of US$1.00 to CHF1.10.
(3) Based on the exchange rate at December 31, 2011 of US$1.00 to CHF1.06.

Mr. Miranthis is eligible for benefits under the Bermuda Non-Registered Pension Plan. Under this plan, PartnerRe contributes 15% of annual base salary each year. Employee voluntary contributions are allowed up to a maximum of 10% of base salary.

Employees are vested in employer contributions 50% after one year of service and 100% at the end of two years. Payouts and withdrawals from the employer contributions may be made only upon the employee’s separation from service. Voluntary contributions made by the employee can be withdrawn twice per year at a minimum of $1,000. Payout will commence immediately after the employee ceases to work for PartnerRe, in the form of a lump sum payment.
Mr. Clarke is enrolled in the Swiss Non-Qualified Defined Contribution Plan. Under this plan, employer contributions are equal to 10% of the employee’s insured salary and employee contributions are equal to 5% of the employee’s insured salary. As required under Swiss law, the employee pension fund is required to have a guaranteed rate of return for the compulsory part and all contributions to this plan vest immediately.
Mr. Babcock, Ms. Desmet and Mr. Walker participate in the U.S. Non-Qualified Defined Contribution Plan. Under this plan, eligible participants receive an employer based contribution equal to 3% of base salary as well as an employer match equal to 200% of the first 4% of base salary upon exceeding the 2014 Internal Revenue Code compensation maximum of $255,000. All contributions to the non-qualified plan are vested immediately. Salary and annual incentive deferral elections, as well as distribution payments, are intended to comply with Section 409A of the Internal Revenue Code.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
General
In this section, the description of termination provisions and change in control benefits, as well as the numbers in the table, are based on NEO employment agreements and a Change in Control Policy (CIC Policy) in effect as of December 31, 2014.
Each NEO employment agreement: (i) sets forth termination scenarios for death, disability, retirement, termination by us for or without cause and termination by the NEO with or without good reason (in accordance with Swiss law, Mr. Clarke’s employment agreement contemplates immediate termination for valid reason), and details what each NEO would receive upon each termination scenario; (ii) contains confidentiality provisions as well as non-competition and non-solicitation covenants which are in effect during and after employment; and (iii) incorporates our CIC Policy.
Changes in NEO Employment Agreements
Unrelated to the Amalgamation described above and prior to any consideration of any transaction that has given rise to the Amalgamation, the Compensation Committee considered amendments to the NEOs' employment agreements (Executive Agreements) to address a gap between the Company's CIC Policy and the Executive Agreements. Pursuant to the CIC Policy, termination must occur “during” the 12-month transition period following the change in control event to constitute a qualifying CIC Policy termination. Consequently, the executives could not provide 12 months notice within the transition period and still have a termination occur “during” the transition period.
In September 2014, the Compensation Committee approved modifications to the Executive Agreements to reflect the intent of the CIC Policy and provide the executives with a period of up to 6 months following a change in control event to assert “Good Reason,” thereby allowing the executives to continue to provide up to a 12 month notice following a change in control event and still be eligible for payments and benefits under the CIC Policy. In addition, it was further approved that the Executive Agreements be clarified to provide that, if the Company delivers a notice to terminate the executive for reasons other than death, disability or cause at any point during the transition period, the executive will be entitled to payments and benefits under the CIC Policy together with a 12 month notice.
Termination Provisions
This section describes for our NEOs the consequences of a termination of employment for retirement, death, disability, NEO voluntary termination without good reason or a termination by PartnerRe for cause, NEO termination for good reason or a Company termination without cause.
Each Executive Agreement contains a provision for notice periods (which can be immediate) under various termination scenarios. In the event that the Company elects to terminate the NEO’s employment before the end of the required notice period, the NEO will receive a payment that reflects the amount of compensation he or she would have earned had he or she remained an employee through the termination date originally specified in the notice of termination (collectively, Payments in lieu of notice). The descriptions under “Voluntary Termination by the NEO without good reason or termination for cause by PartnerRe” and “Termination by the NEO for good reason or by PartnerRe without cause” do not include the Payments in lieu of notice.

In the event the Company elects to terminate the NEO's employment before the end of the required notice period, the NEO will receive a payment that reflects the amount of compensation that would have been earned had the NEO remained an employee through the termination date originally specified in the notice of termination.
For 2014, per the amendments to the Executive Agreements and for the purposes of the severance tables below, the Average Incentive will be the greater of the target annual cash incentive for the current year or an amount that is equal to the percentage calculated by multiplying the sum of the percentage that is the payout as percentage of target, as determined by the Compensation Committee, for each of the three fiscal years prior to the fiscal year in which the transaction date occurs, divided by 3 (Average Payout Percentage), and multiplying the Average Payout Percentage by the target annual incentive value.
Termination for retirement
Each Executive Agreement provides that where the NEO’s employment terminates as a result of his or her retirement on or after attaining the retirement age (as defined by the NEO's contract), that the NEO is entitled to (i) all accrued base salary and benefits accrued or earned but unpaid through retirement date; (ii) any Annual Incentive earned in respect of the previous completed fiscal year not paid as of retirement date; (iii) the Average Incentive amount prorated based on the number of days elapsed in the current fiscal year of the date of termination (Pro Rata Average Incentive) and (iv) any other payments or benefits that may be approved by the Board in its sole discretion.
Pursuant to his or her employment agreement, if Mr. Walker’s and Ms. Desmet's employment agreement terminates as a result of his or her retirement before attaining age 65, but subject to having already attained age 55, Mr. Walker and Ms. Desmet is eligible to receive certain medical and dental coverage paid for by the Company.
Under PartnerRe’s Executive Restricted Share Unit Award Agreement, Executive Performance Share Unit Award Agreement and Executive Share-Settled Share Appreciation Right Agreement (collectively, PartnerRe Equity Agreements), any unvested equity awards held by an NEO as of his or her retirement date will continue to vest under the original vesting provisions for up to 36 months following the date of retirement. Any vested equity awards (including those that vest post-retirement) will remain exercisable for the remainder of their original term. The continuation of the vesting and exercise periods following retirement is subject to compliance with post-retirement covenants (non-competition, non-solicitation of employees and non-disclosure of confidential information until the awards have vested, or, in the case of SSARS, until the SSARS have been exercised or expired).
Termination for death
Pursuant to their Executive Agreements, upon an NEO’s death, his or her dependents are entitled to receive within 30 days of the date of termination, in aggregate:

•	Accrued base salary and benefits and any annual incentive earned in respect of the previous completed fiscal year but not paid as of the date of termination;

•	12 month's base salary;

•	A payment equal to the pro rata portion of the Average Incentive Amount, determined as of the date of termination based on the number of days elapsed in the current fiscal year;

•	A payment equal to the target annual incentive for the fiscal year in which the date of termination occurs;

•	Continued health coverage for 24 months; and

•	Pursuant to the NEO's PartnerRe Equity Agreements, immediate vesting of all equity awards, with all vested SSARs remaining exercisable for 12 months following the date of termination of employment.

•	Other benefits:

▪	For Mr. Miranthis’ dependents: housing allowance for up to six months; and

▪	For Mr. Clarke’s dependents: housing and school allowance for up to six months.
Termination for disability
Pursuant to their employment agreements, each NEO whose employment is terminated for disability is entitled to:

•	Accrued base salary and benefits and any annual incentive earned in respect of the previous completed fiscal year but not paid as of the date of termination;

•
The amount of any difference between the level of long-term disability benefits required to be maintained under PartnerRe’s benefit plans and the amount actually paid in satisfaction of such benefits by insurance or any governmental authority for so long as the NEO remains disabled and therefore entitled to such benefits. Such payment shall be made no less frequently than monthly;

•
A payment equal to the pro rata portion of the Average Incentive Amount determined as of the date of termination based on the number of days elapsed in the current fiscal year as of the date of termination;

•	Immediate vesting of all equity awards, with all vested Options and SSARs remaining exercisable for 12 months following the date of termination of employment; and

•	Health and welfare benefit continuation for so long as the NEO remains entitled to such benefits pursuant to PartnerRe’s benefit plans.

•	Other benefits:

▪
Effective February 2013, in case of long term disability and subject to conditions, Mr. Miranthis would receive on a monthly basis the difference between 70% of his monthly base salary and the level of long-term disability benefits required to be maintained under PartnerRe’s benefit plans for five years at which time a lump sum of $5 million would be paid. The Company has subscribed to an insurance policy to cover such payments. The premium for 2014 was $36,336; and

▪	For Mr. Miranthis: housing allowance for up to six months; and

▪	For Mr. Clarke: housing and school allowance for up to six months.
Voluntary Termination by the NEO without good reason or termination for cause by PartnerRe (or valid reason with respect to Mr. Clarke’s employment agreement)
The NEO will only receive a lump sum corresponding to accrued base salary, benefits and annual cash incentive earned in respect of prior completed fiscal year but not paid (Accrued Benefits). All unvested equity awards will be forfeited and vested equity awards will remain exercisable for three months following the date of termination of employment.
Termination by the NEO for good reason or by PartnerRe without cause (without a change in control)
The Chief Executive Officer is entitled to an amount equal to the sum of the following, to be paid or provided on the payment date:

•	The accrued salary and benefits plus the annual incentive earned in respect of the previous completed fiscal year but not paid as of the date of termination;

•	12 months' base salary at the rate in effect on the date of termination, paid as a lump sum;

•	The pro rata portion of the Average Incentive Amount determined based on the number of days elapsed in the current fiscal year as of the date of termination;

•	The Average Incentive Amount;

•	Any unvested equity awards held at the time of termination will vest in full; and

•	All outstanding PSUs will vest on a pro rata basis on the date of termination.

•	Other benefits:

▪	Housing for up to six months; and

▪	Health and welfare benefit continuation for up to 12 months.
The other NEOs are entitled to an amount equal to the sum of the following to be paid or provided on the Payment Date:

•	The accrued salary and benefits plus the annual incentive earned in respect of the previous completed fiscal year but not paid as of the Date of Termination;

•	12 months' base salary at the rate in effect on the Date of Termination, paid as a lump sum;

•	The pro rata portion of the Average Incentive Amount determined based on the number of days elapsed in the current fiscal year as of the Date of Termination;

•	The Average Incentive Amount; and

•	Any unvested equity awards held at the time of termination will vest on a pro rata basis and, if applicable, be paid out.

•	Other benefits: health and welfare benefit continuation for up to 12 months.
Change in Control Policy
The CIC Policy has two objectives: to motivate management to act in the best interests of shareholders and to protect compensation and benefits in order to retain key executives during a change in control transaction.
Certain senior employees, including the NEOs, are eligible for severance in the form of cash compensation and benefits if two events occur:
1. There has been a change in control event, as defined in the CIC Policy, within the previous 12 months; and
2. The employee is terminated by PartnerRe for reasons other than death, disability or for cause, or the employee terminates with good reason, within 18 months of the change in control event.
Upon the occurrence of a change in control (as defined in the CIC Policy) and a qualifying termination described above, the Chief Executive Officer is entitled to the following payments and benefits, to be paid within a reasonable period as determined by the Board and/or as is administratively practical:

•	Three times base salary;

•	A Pro Rata Target Annual Cash Incentive;

•	An amount equal to three times the Average Incentive;

•	Housing for up to 18 months;

•	Health and welfare benefit continuation for three years; and

•	Immediate vesting of all equity awards.

•	All outstanding performance awards shall be paid as if the maximum performance goals established in connection therewith were fully achieved.
The other NEOs are entitled to:

•	Two times base salary;

•	A Pro Rata Target Annual Cash Incentive;

•	An amount equal to two times the Average Incentive;

•	For Mr. Clarke: housing and school allowance for up to 12 months;

•	Health and welfare benefit continuation for two years;

•
If an excise tax is triggered under U.S. Federal tax law, either a reduction of any payments and benefits to the extent required to prevent the excise tax or the payments and benefits as is with no reduction, depending on which result would be better for the NEO; this option could apply to Mr. Babcock, Ms. Desmet and Mr. Walker; and

•	Upon the occurrence of a change in control (as defined in the equity plan) all outstanding equity awards shall immediately vest.

•	All outstanding performance awards shall be paid as if the maximum performance goals established in connection therewith were fully achieved.
Potential Payments upon Termination or Change in Control
The following table reflects the amount of compensation that would be paid to each of our NEOs in the event such NEO’s employment is terminated under various scenarios, including disability, death, for cause or without good reason (without a change in control) and in connection with a change of control. The amounts shown have been calculated as if the NEO’s employment had been terminated as of December 31, 2014, and using the closing market price of our common shares on December 31, 2014 ($114.13).

The amounts shown in the tables are only estimates of the amounts that would be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of an NEO’s termination.
The table does not include the following items:

•	All Accrued Benefits;

•	The effects of a retirement since none of our NEOs attained retirement age as of December 31, 2014;

•
Additional payments to the NEOs under PartnerRe’s benefit plans (plans providing, among other things, disability insurance, death insurance and medical insurance) which do not discriminate in scope, terms or operation in favor of the NEOs and are generally available to all employees;

•	The cash payment received by Mr. Miranthis in connection with the Amalgamation, which is described in further detail in Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change above;

•	The effects of a NEO voluntary termination or a termination for cause by PartnerRe since the NEO would only be entitled to Accrued Benefits; and

•
In connection with the termination by the NEO or the termination by PartnerRe without cause, the Payments in lieu of notice since it is assumed that PartnerRe has not exercised its option to terminate the employment sooner.

The numbers in the table are based on NEO employment agreements and the CIC Policy in effect as of December 31, 2014.

NEOs	Compensation Elements	Death ($)	Disability ($)	Termination without Cause	Executive Resignation with Good Reason	Change in Control and Either Involuntary Termination or Termination with Good Reason (per CIC)
Costas Miranthis	Base Salary	1,000,000	—	1,000,000	1,000,000	3,000,000
	Target Annual Incentive(1)	1,500,000	—	—	—	—
	Average Incentive (Lump Sum)(1)	1,950,000	1,950,000	1,950,000	1,950,000	5,850,000
	Average Incentive (Pro Rata)(2)	—	—	1,950,000	1,950,000	1,950,000
	Other Benefits:
	Housing	99,000	99,000	99,000	99,000	297,000
	Health and Welfare(3)	60,692	60,692	28,229	28,229	98,025
	Equity Awards:
	SSARs	2,481,365	2,481,365	2,481,365	2,481,365	2,481,365
	RSUs	3,926,414	3,926,414	3,926,414	3,926,414	3,926,414
	PSUs	3,059,026	3,059,026	1,361,527	1,361,527	4,588,540
	Total	14,076,497	11,576,497	12,796,535	12,796,535	22,191,344
William Babcock	Base Salary	599,167	—	599,167	599,167	1,198,334
	Target Annual Incentive(1)	599,167	—	—	—	—
	Average Incentive (Lump Sum)(1)	796,892	796,892	796,892	796,892	1,593,784
	Average Incentive (Pro Rata)(2)	—	—	796,892	796,892	796,892
	Other Benefits:
	Health and Welfare(3)	53,077	1,650,770	24,687	24,687	53,077
	Equity Awards:
	SSARs	1,264,221	1,264,221	787,865	787,865	1,264,221
	RSUs	1,549,543	1,549,543	932,791	932,791	1,549,543
	PSUs	1,274,490	1,274,490	567,258	567,258	1,911,735
	Total	6,136,557	6,535,916	4,505,552	4,505,552	8,367,586
Emmanuel Clarke(4)	Base Salary	635,585	—	635,585	635,585	1,271,170
	Target Annual Incentive(1)	635,585	—	—	—	—
	Average Incentive (Lump Sum)(1)	862,277	862,277	862,277	862,277	1,724,554
	Average Incentive (Pro Rata)(2)	—	—	862,277	862,277	862,277
	Other Benefits:
	Housing	46,504	46,504	46,504	46,504	93,009
	School Allowance	28,881	28,881	28,881	28,881	57,762

NEOs	Compensation Elements	Death ($)	Disability ($)	Termination without Cause	Executive Resignation with Good Reason	Change in Control and Either Involuntary Termination or Termination with Good Reason (per CIC)
	Health and Welfare(3)	14,955	613,590	6,956	6,956	14,955
	Equity Awards:
	SSARs	1,115,778	1,115,778	746,631	746,631	1,115,778
	RSUs	1,708,184	1,708,184	976,858	976,858	1,708,184
	PSUs	1,274,490	1,274,490	567,258	567,258	1,911,735
	Total	6,322,239	5,649,704	4,733,227	4,733,227	8,759,424

Laurie Desmet	Base Salary	537,950	—	537,950	537,950	1,075,900
	Target Annual Incentive(1)	537,950	—	—	—	—
	Average Incentive (Lump Sum)(1)	884,031	884,031	884,031	884,031	1,768,062
	Average Incentive (Pro Rata)(2)	—	—	884,031	884,031	884,031
	Other Benefits:
	Health and Welfare(3)	41,400	618,543	19,256	19,256	41,400
	Equity Awards:
	SSARs	556,911	556,911	313,517	313,517	556,911
	RSUs	1,614,369	1,614,369	867,692	867,692	1,614,369
	PSUs	858,714	858,714	313,173	313,173	1,288,071
	Total	5,031,325	4,532,568	3,819,650	3,819,650	7,228,744
Theodore C. Walker	Base Salary	607,957	—	607,957	607,957	1,215,914
	Target Annual Incentive(1)	607,957	—	—	—	—
	Average Incentive (Lump Sum)(1)	668,753	668,753	668,753	668,753	1,337,505
	Average Incentive (Pro Rata)(2)	—	—	668,753	668,753	668,753
	Other Benefits:
	Health and Welfare(3)	62,371	667,246	29,010	29,010	62,371
	Equity Awards:
	SSARs	1,115,778	1,115,778	746,631	746,631	1,115,778
	RSUs	1,708,184	1,708,184	976,858	976,858	1,708,184
	PSUs	1,274,490	1,274,490	567,258	567,258	1,911,735
	Total	6,045,490	5,434,451	4,265,220	4,265,220	8,020,240

(1)	Includes total amount of target annual cash incentive and/or Average Incentive, as applicable. For details, see Termination Provisions and Change in Control Policy sections above.

(2)	Includes Pro Rata Target Annual Cash Incentive and/or Pro Rata Average Incentive, as applicable. For details, see Termination Provisions and Change in Control Policy sections above.

(3)
For calculation purposes, a 15% increase in premiums each year is assumed until retirement age for disability. For Mr. Miranthis, the benefit continuation period for death and disability is two years from the date of termination. Amounts would be paid to insurance companies.

(4)	The amounts are converted from Swiss Francs using the applicable exchange rate at December 31, 2014 of US$1.00 to CHF1.01.

DIRECTOR COMPENSATION
The directors’ compensation guidelines align the interests of directors and shareholders by promoting share ownership while maintaining competitive compensation levels. Compensation for PartnerRe directors reflects both the significant amount of time and the specialized skills required for the directors to fulfill their duties.

The total compensation package for director service consists of cash and restricted share units (RSUs). The following table outlines how the directors’ compensation was allocated in 2014:

Component	Director Annual Amount ($)	Committee Chair Fee Annual Amount ($)	Chairman of the Board Annual Amount ($)
Cash	80,000	15,000	160,000
RSUs	150,000	—	180,000
Dividend equivalents	Per actual dividend rate declared by the Board	—	Per actual dividend rate declared by the Board
Equity Components
RSUs are awarded on an annual basis and have a five-year cliff vest with no delivery restrictions. RSUs are granted each year on June 15 or the nearest business day thereafter. All unvested RSUs will be forfeited upon the director’s termination of service, except if the termination is due to a change in control of PartnerRe, death, permanent disability, mandatory retirement from the Board, voluntary termination due to the acceptance of a public service position that would either preclude continued Board service or make such continued service impractical or failure to be re-elected by shareholders to the Board (each regarded as a “permissible reason for departure”). In the event of a permissible reason for departure, RSUs will fully vest upon termination. Dividend equivalents relating to RSU awards are paid each year in one lump sum on June 15 or the nearest business day thereafter. Prior to grant, directors can elect to receive the settlement of their RSUs, at the time of vesting, 100% in shares or 60% in shares and 40% in cash.
Prior to 2013, share option awards with a three-year ratable vest were granted to directors. Effective as of the Annual General Meeting on May 17, 2013, share options are no longer part of the directors’ equity compensation.
Directors’ equity awards are granted under the Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012. Currently, this plan provides for the issuance of up to 1,200,000 PartnerRe common shares, and prescribes a maximum annual limit for awards pursuant to the plan. Any amendment or termination for which shareholder approval is required will not be effective until such approval has been obtained. Unless terminated earlier, the plan will expire on May 16, 2022.
Elective Equity Incentive
To further align director and shareholder interests, the compensation guidelines allow directors to elect each year to defer 50% or 100% of their cash compensation. To encourage increased share ownership, deferred cash compensation is paid out in RSUs with a PartnerRe match of 25% on the value of the deferred cash compensation. The PartnerRe match is in RSU awards, which have the same terms and conditions as the other RSU grants.
Board Ownership Guidelines
Each director is required to own a minimum number of PartnerRe common shares with an aggregate value equal to four times the director’s annual cash compensation entitlement (not including committee chair fees). For these purposes, RSUs and shares held outright are included in each director’s holdings. All of the directors currently meet the ownership guidelines. Directors who do not meet the ownership guidelines are required to receive at least 50% of their cash compensation in the form of RSUs until the ownership guidelines are met. As with the elective equity incentive, mandatory deferrals receive a PartnerRe match of 25%. The PartnerRe match is paid out in RSU awards, which have the same terms and conditions as the other RSU grants.
Executive Director’s Fees and Directors’ Expenses
Effective as of the Annual General Meeting on May 17, 2013, fees are also paid to directors who serve as a chairman of a committee. In the event that a Director serves on a special committee of the Board (which special committees may be established from time to time), the Director may receive, at the discretion of the Nominating & Governance Committee, compensation in addition to the annual cash and equity compensation described above. The amount and form of such additional compensation shall be determined by the Nominating & Governance Committee and approved by the Board. Mr. Miranthis is not paid any fees or additional compensation for services as a director or as a member of the Risk & Finance Committee. All directors, including Mr. Miranthis, are reimbursed for travel and other related expenses personally incurred while attending Board or committee meetings. All directors, including Mr. Miranthis, are reimbursed for all expenses related to attending education sessions that will help them fulfill their obligations as directors or committee members. Every other year, the partners/spouses of the directors and executive officers are invited to participate in an optional spousal program at the time of a Board meeting which is paid by PartnerRe. Such a program took place in 2014 during the September Board meeting. The total cost of the program was $8,471 (see the All Other Compensation table below for details on the non-executive directors’ related costs). Other than the spousal program, we do not provide any perquisites to our directors.
2014 Director Compensation Table
The table below summarizes the compensation paid to non-executive directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Jean-Paul L. Montupet, Chairman(3)	175,000	180,000	20,566	375,566
Judith Hanratty(4)	80,000	150,000	17,435	247,435
Jan H. Holsboer(5)	15,000	250,000	28,043	293,043
Roberto Mendoza(6)	80,000	150,000	17,435	247,435
Debra Perry(7)	40,000	200,000	5,682	245,682
Rémy Sautter(8)	—	250,000	20,067	270,067
Greg Seow(9)	40,000	200,000	5,682	245,682
Lucio Stanca(10)	30,000	56,250	5,161	91,411
Kevin M. Twomey(11)	95,000	150,000	17,350	262,350
Egbert Willam(12)	40,000	200,000	12,029	252,029
David Zwiener(13)	95,000	150,000	17,350	262,350

(1)
In accordance with the SEC proxy disclosure rules, Stock Awards in the above table reflect the amount of RSUs granted during the fiscal year by using the aggregate grant date fair value of awards, determined in accordance with FASB ASC Topic 718. The grant date fair market value for RSU awards granted in 2014 was $107.08 which was the closing price of PartnerRe common shares on June 16, 2014. The directors received the following awards:

June 16, 2014
Jean-Paul L. Montupet	1,681
Judith Hanratty	1,401
Jan H. Holsboer	2,335
Roberto Mendoza	1,401
Debra Perry	1,868
Rémy Sautter	2,335
Greg Seow	1,868
Lucio Stanca	—
Kevin M. Twomey	1,401
Egbert Willam	1,868
David Zwiener	1,401

(2)    All Other Compensation includes the following:

Name	Other Benefits ($)	Dividend Equivalents Paid ($)	Total ($)
Jean-Paul L. Montupet	770	19,796	20,566
Judith Hanratty	—	17,435	17,435
Jan H. Holsboer	770	27,273	28,043
Roberto Mendoza	—	17,435	17,435
Debra Perry	—	5,682	5,682
Rémy Sautter	770	19,297	20,067
Greg Seow	—	5,682	5,682
Lucio Stanca	—	5,161	5,161
Kevin M. Twomey	770	16,580	17,350
Egbert Willam	770	11,259	12,029
David Zwiener	770	16,580	17,350

(3)
Mr. Montupet did not defer any of his director’s fees for 2014. At December 31, 2014, he held 38,627 exercisable options, 4,305 unvested options and 8,227 unvested RSUs. As described in further detail above under the Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change, Mr. Montupet received 866 RSUs on January 26, 2015 in connection with the transaction.

(4)	Ms. Hanratty did not defer any of her director’s fees for 2014. At December 31, 2014, she held 6,683 exercisable options, 3,444 unvested options and 7,206 unvested RSUs.

(5)
Mr. Holsboer elected to defer 100% of his director’s fees, which does not include his Committee Chairman’s fees for 2014 . At December 31, 2014, he held 66,062 exercisable options, 3,444 unvested options and 11,344 unvested RSUs.

(6)
Mr. Mendoza did not defer any of his director’s fees for 2014. At December 31, 2014, he held 23,170 exercisable options, 3,444 unvested options and 7,206 unvested RSUs. As described in further detail above under the Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change, Mr. Mendoza received 866 RSUs on January 26, 2015 in connection with the transaction.

(7)	Ms. Perry was required to receive 50% of her 2014 director’s fees in RSUs due to the ownership guidelines of the Company. At December 31, 2014, she held 3,054 unvested RSUs.

(8)	Mr. Sautter elected to defer 100% of his director’s fees for 2014. At December 31, 2014, he held 17,451 exercisable options, 3,444 unvested options and 8,368 unvested RSUs.

(9)	Mr. Seow was required to receive 50% of his 2014 director’s fees in RSUs due to the ownership guidelines of the Company. At December 31, 2014 he held 3,054 unvested RSUs.

(10)
Mr. Stanca did not defer any of his director’s fees for 2014. At December 31, 2014, he did not have any exercisable options, unvested options or unvested RSUs. He retired in May 2014 at the conclusion of last year's Annual General Meeting and he received his cash compensation at that time.

(11)	Mr. Twomey did not defer any of his director’s fees for 2014. At December 31, 2014, he held 34,765 exercisable options, 3,444 unvested options and 6,887 unvested RSUs.

(12)	Dr. Willam elected to defer 50% of his director’s fees for 2014. At December 31, 2014, he held 3,899 exercisable options, 2,009 unvested options and 5,135 unvested RSUs.

(13)
Mr. Zwiener did not defer any of his director’s fees for 2014. At December 31, 2014, he held 25,621 exercisable options, 3,444 unvested options and 6,887 unvested RSUs. As described in further detail above under the Amalgamation of PartnerRe and AXIS and Chief Executive Officer Change, Mr. Zwiener was appointed as the Company’s interim President and Chief Executive Officer, effective as of January 25, 2015, and as a result of the appointment, he received 12,987 RSUs on January 26, 2015. Mr. Zwiener ceased serving as the chairman of the Audit Committee and a member of the Compensation Committee on that date, but remains a member of the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management and Directors
The following table sets forth information as of February 17, 2015 with respect to the beneficial ownership of outstanding common shares by (i) our Chief Executive Officer, our Chief Financial Officer, and each of the three remaining most highly compensated executive officers during the 2014 fiscal year (collectively, Named Executive Officers or NEOs); (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person known by us to beneficially own 5% or more of the outstanding common shares. As defined by the SEC, a person is deemed to “beneficially own” shares if such person directly or indirectly (i) has or shares the power to vote or dispose of such shares, regardless of whether such person has any pecuniary interest in the shares; or (ii) has the right to acquire the power to vote or dispose of such shares within 60 days, including through the exercise of any option, warrant, or right. Pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended, the statements concerning voting and dispositive power concerning PartnerRe common shares included in the footnotes to this table shall not be construed as confirmation that such persons are the beneficial owners of such common shares.
As of the February 17, 2015, the common shares owned by all directors and executive officers as a group constitute approximately 2.2% of the issued and outstanding common shares, net of treasury shares. The shares detailed in the table below are not necessarily owned by the entity named but may be owned by accounts over which it exercises discretionary investment authority.

Name of Beneficial Owner	Common Shares	Exercisable Options/SSARs	Amount of Beneficial Ownership	Percentage of Outstanding Common Shares
David Zwiener	5,587	25,621	31,208	*
William Babcock	7,528	74,517	82,045	*
Emmanuel Clarke	19,753	83,741	103,494	*
Laurie Desmet	9,957	57,013	66,970	*
Theodore C. Walker	6,858	186,872	193,730	*
Costas Miranthis	95,261	195,633	290,894	*
Jean-Paul L. Montupet	10,166	38,627	48,793	*
Judith Hanratty	1,039	6,683	7,722	*
Jan H. Holsboer	20,086	66,062	86,148	*
Roberto Mendoza	2,194	23,170	25,364	*
Debra Perry	—	—	—	*
Rémy Sautter	11,149	17,451	28,600	*
Greg Seow	—	—	—	*
Kevin M. Twomey	2,674	34,765	37,439	*
Egbert Willam	—	3,899	3,899	*
All directors and executive officers (15 total)			1,006,306	2.2%
Other Beneficial Owners(1)
The Vanguard Group, Inc. (2) 100 Vanguard Blvd. Malvern, PA 19355	3,803,996	—	3,803,996	7.8%
AllianceBernstein L.P. (3) 1345 Avenue of the Americas New York, NY 10105	3,769,797	—	3,769,797	7.7%

* Denotes beneficial ownership of less than 1%

(1)	The information contained in Other Beneficial Owners is based solely on reports on Schedules 13G/A filed with the SEC; PartnerRe has not independently verified the data.

(2)
As of December 31, 2014, based on a report on Schedule 13G filed on February 11, 2015, The Vanguard Group, Inc. beneficially owns and has sole voting power over 45,694 common shares, sole dispositive power over 3,762,002 common shares and shared dispositive power over 41,994 common shares. Vanguard Fiduciary Trust Company a wholly-owned subsidiary of the Vanguard Group, Inc is the beneficially owner of 28,894 common shares. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc. is the beneficial owner of 29,900 common shares. The ownership percentage is based on the assumption that The Vanguard Group, Inc. continues to own the number of common shares reflected in the table above as of February 17, 2015.

(3)
As of December 31, 2014, based on a report on Schedule 13G filed on February 10, 2015, AllianceBernstein L.P. beneficially owns and has sole voting power over 3,374,724 common shares, sole dispositive power over 3,768,647 common shares and shared dispositive power over 1,150 common shares. The ownership percentage is based on the assumption that AllianceBernstein L.P. continues to own the number of common shares reflected in the table above as of February 17, 2015.

There are no arrangements, known to PartnerRe, including any pledge by any person of securities of PartnerRe, the operation of which may at a subsequent date result in a change in control of PartnerRe, other than the Amalgamation Agreement between PartnerRe and AXIS (see Business—General in Item 1 of Part I of this report).
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
The following tables set out details of the Company’s equity compensation plans, both active and expired, at December 31, 2014. In May 2009, the Company’s shareholders approved a new Employee Share Purchase Plan (ESPP) and authorized the issuance of 600,000 shares under the new ESPP. In May 2011, the Company’s shareholders approved a new Swiss Share Purchase Plan (SSPP) which offers competitive benefits to its employees in Switzerland, and authorized the issuance of 400,000 shares under the new SSPP. All equity compensation plans, with the exception of Paris Re’s equity compensation plans, have been approved by shareholders (see Note 16 to Consolidated Financial Statements in Item 8 of Part II of this report).

	A	B	C
Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by shareholders	2,804,735	$76.47	4,700,815
Equity compensation plans not approved by shareholders	39,827	70.95	—
Total	2,844,562	$76.35	4,700,815
Equity Compensation Plans Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Employee Incentive Plan (3)	10,175	$62.70	—
2005 Employee Equity Plan (Options)	1,526,401	77.85	2,713,787
2003 Non-Employee Directors Share Plan (Options)	335,537	70.58	290,290
2003 Non-Employee Directors Share Plan (Restricted Stock Units)	53,436	n/a	38,654
Employee Equity Plan (Restricted Stock Units and Performance Share Units)	879,186	n/a	1,270,604
ESPP	—	n/a	185,079
SSPP	—	n/a	202,401
Total	2,804,735	$76.47	4,700,815

(1)	Does not include the estimated number of shares to be purchased pursuant to the ESPP or the SSPP during the current purchase period, which commenced on December 1, 2014 and will close on May 31, 2015.

(2)
The weighted average exercise price does not take into account any restricted stock unit awards or the estimated number of shares to be purchased pursuant to the ESPP or SSPP during the current purchase period.

(3)	The Employee Incentive Plan has expired.
Equity Compensation Plans Not Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(Excluding Securities Reflected in Column A)
Paris Re 2006 Equity Purchase Plan	8,667	$31.54	—
Paris Re 2006 Equity Incentive Plan	18,141	66.27	—
Paris Re 2007 Equity Incentive Plan	13,019	103.71	—
Total	39,827	$70.95	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Board of PartnerRe has adopted a written Related Person Transaction Policy to codify the practice of identifying, approving and reporting related-person transactions. The Nominating & Governance Committee is responsible for applying and enforcing this policy. Annually, each of our directors and executive officers completes a questionnaire identifying his or her board relationships outside of PartnerRe, the results of which are used to compile a list of parties which is subsequently distributed to all relevant business unit heads and support staff personnel. PartnerRe then identifies and quantifies any transaction that may have been consummated with any party on the list. In addition, the questionnaire solicits information about whether the director or executive officer or any member of his or her immediate family has a direct or indirect material interest in any transaction involving PartnerRe. The Nominating & Governance Committee determines whether the transaction should be ratified, terminated and reported. Certain types of transactions do not require approval, ratification and disclosure in this Form 10-K if they fall within permitted exceptions (such as transactions in the ordinary course of business not exceeding $120,000, transactions in which the director’s or executive officer’s or any member of his or her immediate family’s interest derives solely from his or her (i) service as a director of or (ii) ownership of less than 10% of the equity interest in another corporation or organization that is a party to the transaction, or a director or executive officer compensation arrangement already approved by the Compensation Committee). For 2014, the Nominating & Governance Committee determined that there were no related transactions involving our directors, executive officers or any of their immediate family members as well as the entities named in the Other Beneficial Owners section of the Security Ownership of Certain Beneficial Owners, Management and Directors table above.
DIRECTORS INDEPENDENCE
Pursuant to our Corporate Governance Principles and Application Guidelines, a majority of our directors must be independent. The Board, with the recommendation of the Nominating & Governance Committee, has determined that all directors are independent with the exception of Mr. Zwiener who is the interim Chief Executive Officer of PartnerRe. In making its determination, the Board, with the recommendation of the Nominating & Governance Committee, considered the New York Stock Exchange listing standards for independence and reviewed a comprehensive list of board memberships and charitable associations for each director. The Board, with the recommendation of the Nominating & Governance Committee, also considered certain other arrangements described in Note 20 to Consolidated Financial Statements in Item 8 of Part II of this report, which addresses business relationships with other companies in which a director of PartnerRe is a board member, and determined that no director other than Mr. Zwiener, as an executive of PartnerRe, had a direct or indirect material relationship with PartnerRe. In addition, there are no interlocking directorships and none of our independent directors, or any of their immediate family members received any consulting, advisory, legal, or other non-director fees from PartnerRe. If any such relationship were to arise, all relevant material fees would be disclosed and the Board, with the recommendation of the Nominating & Governance Committee, would make a new determination as to independence.
In the normal course of our operations, PartnerRe may purchase or hold securities of companies for which some of our directors also serve as members of the board or non-executive directors. All transactions entered into as part of the investment portfolio are completed on market terms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our public accounting firm Deloitte Ltd. (Deloitte). The Audit Committee also pre-approves the audit services and non-audit services to be provided by Deloitte, including the fees and terms for such services, before Deloitte is engaged to render such services. The Audit Committee may delegate the authority to grant such approval to one or more designated members of the Audit Committee, provided that the decisions of any member to whom authority is delegated shall be presented to the full Audit Committee at its next meeting. The Audit Committee has sole authority to approve all audit fees and terms. All services of Deloitte, the member firm of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the Deloitte Entities), were pre- approved by the Audit Committee.
During fiscal year 2014, the Audit Committee had nine meetings, including informational calls, to discuss (among other things) the Company's quarterly results. The meetings were conducted to encourage communication among the members of the Audit Committee, management, the internal auditors and Deloitte. The Audit Committee also discussed with Deloitte the overall scope and plans for Deloitte’s audits and the results of such audits. The Audit Committee met with representatives from Deloitte, both with and without management present.
The following table presents fees for professional services rendered by the Deloitte Entities for the years ended December 31, 2014 and 2013 (in U.S. $):

	2014	2013
Audit Fees(1)	$5,455,920	6,174,078	(3)
Audit-Related Fees(2)	74,160	50,722	(3)
Tax Fees(4)	—	14,897
All Other Fees	—	—
Total	$5,530,080	$6,239,697

(1)
These are fees for professional services rendered by the Deloitte Entities for the audit of our annual financial statements included in our annual report on Form 10-K, the review of the financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with statutory and regulatory filings.

(2)
These are fees for audit-related services performed by the Deloitte Entities that are reasonably related to the performance of the audit or review of our financial statements but are not described in item (1) above. These fees include an audit for an employee benefit plan and meetings with a regulator.

(3)	These fees were an estimate at the time of the filing of the Proxy Statement in 2014 and were finalized by the Audit Committee thereafter.

(4)	These are fees attached to tax instructional based training provided by Deloitte Entities on ASC 740: Tax Provisions and SSAP101: Income Taxes.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—at December 31, 2014					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2014, 2013 and 2012					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2014, 2013 and 2012					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2014, 2013 and 2012					X

3.	Exhibits

Included on page 240

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ DAVID ZWIENER David Zwiener	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 26, 2015

/S/ JUDITH HANRATTY Judith Hanratty, CVO, OBE	Director	February 26, 2015

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 26, 2015

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 26, 2015

/S/ DEBRA J. PERRY Debra J. Perry	Director	February 26, 2015

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 26, 2015

/S/ GREG FH SEOW Greg FH Seow	Director	February 26, 2015

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 26, 2015

/S/ EGBERT WILLAM Egbert Willam	Director	February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 26, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE LTD.
Deloitte Ltd.

Hamilton, Bermuda
February 26, 2015

SCHEDULE I
PartnerRe Ltd.
Consolidated Summary of Investments
Other Than Investments in Related Parties
at December 31, 2014
(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and government sponsored enterprises	$2,308,264	$2,315,422	$2,315,422
U.S. states, territories and municipalities	511,228	530,603	530,603
Non-U.S. sovereign government, supranational and government related	1,866,915	1,976,202	1,976,202
Corporate	5,363,006	5,604,160	5,604,160
Asset-backed securities	1,110,393	1,131,420	1,131,420
Residential mortgage-backed securities	2,276,200	2,306,476	2,306,476
Other mortgage-backed securities	53,627	54,462	54,462
Fixed maturities	13,489,633	13,918,745	13,918,745
Equities
Banks, trust and insurance companies	134,972	243,765	243,765
Public utilities	28,169	31,748	31,748
Industrial, miscellaneous and all other	680,288	781,001	781,001
Equities	843,429	1,056,514	1,056,514
Short-term investments	25,699	25,678	25,678
Other invested assets (3)		111,476	111,476
Total		$15,112,413	$15,112,413

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities.

(2)
Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.

(3)	Other invested assets excludes the Company’s investments accounted for using the cost method of accounting and the equity method of accounting of $187 million.

SCHEDULE II
PartnerRe Ltd.
Condensed Balance Sheets—Parent Company Only
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$371	$1,286
Investments in subsidiaries	8,242,199	8,170,653
Intercompany loans and balances receivable	675,408	730,450
Other	2,476	3,961
Total assets	$8,920,454	$8,906,350

Liabilities
Intercompany loans and balances payable (1)	$1,845,690	$2,175,401
Accounts payable, accrued expenses and other	25,854	21,417
Total liabilities	1,871,544	2,196,818

Shareholders’ Equity
Common shares (par value $1.00; issued: 2014, 87,237,220 shares; 2013, 86,657,045 shares)	87,237	86,657
Preferred shares (par value $1.00; issued and outstanding: 2014 and 2013: 34,150,000 shares; aggregate liquidation value: 2014 and 2013: $853,750)	34,150	34,150
Additional paid-in capital	3,949,665	3,901,627
Accumulated other comprehensive loss	(34,083)	(12,238)
Retained earnings	6,270,811	5,406,797
Common shares held in treasury, at cost (2014, 39,400,936 shares; 2013, 34,213,611 shares)	(3,258,870)	(2,707,461)
Total shareholders’ equity attributable to PartnerRe Ltd.	7,048,910	6,709,532
Total liabilities and shareholders’ equity attributable to PartnerRe Ltd.	$8,920,454	$8,906,350

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

SCHEDULE II
PartnerRe Ltd.
Condensed Statements of Operations and Comprehensive Income—Parent Company Only
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Net investment income	$—	$18	$1,152
Interest income on intercompany loans	14,669	11,039	—
Net realized and unrealized investment gains	—	—	2,208
Total revenues	14,669	11,057	3,360
Expenses
Other expenses	58,076	91,800	82,137
Interest expense on intercompany loans	1,696	1,867	730
Net foreign exchange (gains) losses	(3,192)	9,895	1,085
Total expenses	56,580	103,562	83,952
Loss before equity in net income of subsidiaries	(41,911)	(92,505)	(80,592)
Equity in net income of subsidiaries	1,096,885	756,513	1,215,106
Net income attributable to PartnerRe Ltd.	1,054,974	664,008	1,134,514
Preferred dividends	56,735	57,861	61,622
Loss on redemption of preferred shares	—	9,135	—
Net income attributable to PartnerRe Ltd. common shareholders	$998,239	$597,012	$1,072,892
Comprehensive income
Net income attributable to PartnerRe Ltd.	$1,054,974	$664,008	$1,134,514
Total other comprehensive (loss) income, net of tax	(21,845)	(22,835)	23,241
Comprehensive income attributable to PartnerRe Ltd.	$1,033,129	$641,173	$1,157,755

SCHEDULE II
PartnerRe Ltd.
Condensed Statements of Cash Flows—Parent Company Only
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash flows from operating activities
Net income attributable to PartnerRe Ltd.	$1,054,974	$664,008	$1,134,514
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(1,096,885)	(756,513)	(1,215,106)
Other, net	33,598	27,397	30,573
Net cash used in operating activities	(8,313)	(65,108)	(50,019)
Cash flows from investing activities
Advances to/from subsidiaries, net	(12,635)	666,444	190,017
Net issue of intercompany loans receivable and payable	2,500	14,473	132,797
Sales and redemptions of fixed maturities	—	—	184,516
Sales and redemptions of short-term investments	—	—	8,543
Dividends received from subsidiaries	—	—	200,000
Other, net	60	196	775
Net cash (used in) provided by investing activities	(10,075)	681,113	716,648
Cash flows from financing activities
Cash dividends paid to common and preferred shareholders (2)	—	(103,311)	(217,615)
Repurchase of common shares (2)	—	(546,617)	(504,991)
Issuance of common shares, net of taxes paid	16,785	51,111	34,323
Net proceeds from issuance of preferred shares	—	241,265	—
Redemption of preferred shares	—	(290,000)	—
Net cash provided by (used in) financing activities	16,785	(647,552)	(688,283)
Effect of foreign exchange rate changes on cash	688	2,461	297
Decrease in cash and cash equivalents	(915)	(29,086)	(21,357)
Cash and cash equivalents—beginning of year	1,286	30,372	51,729
Cash and cash equivalents—end of year	$371	$1,286	$30,372
Supplemental cash flow information:
Interest paid	$—	$1,528	$579

(1)
The parent received non-cash dividends from its subsidiaries of $833 million, $1,100 million and $200 million for the years ended December 31, 2014, 2013 and 2012, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

(2)
During the years ended December 31, 2014 and 2013, dividends paid to common and preferred shareholders of $191 million and $97 million, respectively, and the repurchase of common shares of $547 million and $169 million, respectively, were paid by a subsidiary on behalf of the parent and have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III
PartnerRe Ltd.
Supplementary Insurance Information
For the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income(1)	Losses Incurred	Amortization of DAC	Other Expenses(2)	Premiums Written
2014
Non-life	$463,958	$9,745,806	$1,731,212	$—	$4,387,406	$ N/A	$2,462,568	$1,065,117	$252,322	$4,500,214
Life and Health	197,228	—	19,395	2,050,107	1,221,751	60,369	1,000,202	148,689	67,811	265,693
Corporate and Other	—	—	—	—	38	419,327	—	16	129,555	—
Total	$661,186	$9,745,806	$1,750,607	$2,050,107	$5,609,195	$479,696	$3,462,770	$1,213,822	$449,688	$4,765,907

2013
Non-life	$434,109	$10,646,318	$1,699,393	$—	$4,234,850	$ N/A	$2,399,867	$952,570	$258,997	$4,426,719
Life and Health	210,841	—	24,337	1,974,133	957,146	60,897	760,552	124,631	71,092	123,936
Corporate and Other	2	—	37	—	6,214	423,470	(2,611)	427	170,377	6,110
Total	$644,952	$10,646,318	$1,723,767	$1,974,133	$5,198,210	$484,367	$3,157,808	$1,077,628	$500,466	$4,556,765

2012
Non-life	$363,174	$10,709,371	$1,517,217	$—	$3,684,069	$ N/A	$2,155,147	$820,464	$257,256	$3,768,111
Life and Health	205,203	—	17,267	1,813,244	794,598	64,223	646,981	115,887	52,352	N/A
Corporate and Other	14	—	141	—	7,272	507,115	2,482	558	101,766	6,363
Total	$568,391	$10,709,371	$1,534,625	$1,813,244	$4,485,939	$571,338	$2,804,610	$936,909	$411,374	$3,774,474

(1)
Because the Company does not manage its assets by segment, net investment income is not allocated to the Non-life segment of the reinsurance operations. However, because of the interest-sensitive nature of some of the Company’s Life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment.

(2)
Other expenses are a component of underwriting result for the Non-life and Life and Health segments. Other expenses included in Corporate and Other represent corporate expenses and other expenses related to the Company’s principal finance transactions, insurance-linked securities and strategic investments.

SCHEDULE IV
PartnerRe Ltd.
Reinsurance
For the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2014
Life reinsurance in force	$—	$2,322,845	$198,284,805	$195,961,960	101%
Premiums earned
Life	—	5,031	943,054	938,023	101%
Accident and health	66,090	40,065	257,703	283,728	91%
Property and casualty	143,389	170,107	4,414,162	4,387,444	101%
Total premiums	$209,479	$215,203	$5,614,919	$5,609,195	100%

2013
Life reinsurance in force	$—	$1,629,920	$211,247,212	$209,617,292	101%
Premiums earned
Life	—	5,000	821,737	816,737	101%
Accident and health	—	2,912	143,321	140,409	102%
Property and casualty	93,091	167,744	4,315,717	4,241,064	102%
Total premiums	$93,091	$175,656	$5,280,775	$5,198,210	102%

2012
Life reinsurance in force	$—	$1,782,549	$214,006,823	$212,224,274	101%
Premiums earned
Life	—	5,400	780,279	774,879	101%
Accident and health	—	—	19,719	19,719	100%
Property and casualty	84,815	149,610	3,756,136	3,691,341	102%
Total premiums	$84,815	$155,010	$4,556,134	$4,485,939	102%

SCHEDULE VI
PartnerRe Ltd.
Supplemental Information
Concerning Property-Casualty Insurance Operations
For the years ended December 31, 2014, 2013 and 2012
(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2014	$463,958	$9,745,806	$1,731,212	$4,387,444	$2,462,568	$1,065,133	$2,798,549	$4,500,214
2013	434,111	10,646,318	1,699,430	4,241,064	2,397,256	952,997	2,401,559	4,432,829
2012	363,188	10,709,371	1,517,358	3,691,341	2,157,629	821,022	2,705,062	3,774,474

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094
3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of May 22, 2009.	8-K	3.1	May 28, 2009	001-14536 9856453
4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253
4.2	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 41136085
4.2.2	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 41136085
4.3	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259
4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259
4.4	Specimen Share Certificate for the 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	4.1	February 14, 2013	001-14536 13606991
4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	3.1	February 14, 2013	001-14536 13606991
4.5	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 61194484
4.5.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 61194484
4.6	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 61194484
4.6.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 61194484
4.7	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 8860178
4.7.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 8860178
4.8	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 8860178
4.8.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 8860178
4.9	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438
4.9.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.10	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438
4.10.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438
10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355
10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 4957898
10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 5988483
10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 8653416
10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-Q	10.2	October 31, 2014	001-14536 141185457
10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 5621655
10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 5621655
10.6	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.	10-Q	10.1	October 31, 2014	001-14536 141185457
10.6.1	Form of PartnerRe Ltd. Employee Equity Plan Executive Restricted Share Unit Award Agreement and Notice of Restricted Share Units.	10-K	10.6.1	February 26, 2013	001-14536 13643787
10.6.2	Form of PartnerRe Ltd. Executive Restricted Share Unit Award Agreement.	8-K	10.2	March 27, 2014	001-14536 14721580
10.6.3	Form of PartnerRe Ltd. Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement and Notice of Share-Settled Share Appreciation Rights.	10-K	10.6.2	February 26, 2013	001-14536 13643787
10.6.4	Form of PartnerRe Ltd. Executive Share-Settled Share Appreciation Right Agreement	8-K	10.3	March 27, 2014	001-14536 14721580
10.6.5	Form of PartnerRe Ltd. Employee Equity Plan Executive Performance Share Unit Award Agreement and Notice of Performance Share Units.	10-K	10.6.3	February 26, 2013	001-14536 13643787
10.6.6	Form of PartnerRe Ltd. Executive Performance Share Unit Award Agreement	8-K	10.4	March 27, 2014	001-14536 14721580
10.6.7	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 5835956
10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 9998853
10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074
10.9	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.	10-Q	10.2	May 2, 2014	001-14536 14808645

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844
10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844
10.9.3	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 41037442
10.13	PartnerRe Ltd. Change in Control Policy.					X
10.14	Amended Executive Total Compensation Program.	10-Q	10.3	May 2, 2014	001-14536 14808645
10.15	Board of Directors Compensation Program for Non-Executive Directors.					X
10.16	Amended and Restated Employment Agreement between PartnerRe Ltd. and Costas Miranthis, effective as of October 23, 2014.	10-Q	10.4	October 31, 2014	001-14536 141185457
10.17	Amended and Restated Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of October 23, 2014.	10-Q	10.5	October 31, 2014	001-14536 141185457
10.18	Amended and Restated Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of October 23, 2014.	10-Q	10.6	October 31, 2014	001-14536 141185457
10.20	Amended and Restated Employment Agreement between PartnerRe Ltd. and Laurie Desmet, effective as of October 23, 2014.	10-Q	10.7	October 31, 2014	001-14536 141185457
10.21	Amended and Restated Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of October 23, 2014.	10-Q	10.8	October 31, 2014	001-14536 141185457
10.22	Amended and Restated Consulting Agreement between PartnerRe Ltd. and Marvin Pestcoe, effective as of April 16, 2014.	10-Q	10.3	October 31, 2014	001-14536 141185457
10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 91158470
10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399
10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399
10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399
10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399
10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399
10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242
14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 24, 2012	001-14536 12636834

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
21.1	Subsidiaries of the Company.					X
23.1	Consent of Deloitte Ltd.					X
31.1	Certification of David Zwiener, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32	Certifications of David Zwiener, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X
101.1
The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules.