Form 10-Q
period 2015-03-31
PARTNERRE LTD
filed 2015-05-04
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of April 27, 2015 was 47,734,606.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte Ltd.
Deloitte Ltd.

Hamilton, Bermuda
May 4, 2015

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $12,920,945; 2014, $13,489,633)	$13,412,011	$13,918,745
Short-term investments, at fair value (amortized cost: 2015, $20,054; 2014, $25,699)	20,055	25,678
Equities, at fair value (cost: 2015, $1,115,408; 2014, $843,429)	1,320,284	1,056,514
Other invested assets	286,596	298,827
Total investments	15,038,946	15,299,764
Funds held – directly managed (cost: 2015, $581,850; 2014, $600,379)	592,609	608,853
Cash and cash equivalents	1,413,799	1,313,468
Accrued investment income	150,255	158,737
Reinsurance balances receivable	2,899,821	2,454,850
Reinsurance recoverable on paid and unpaid losses	290,018	246,158
Funds held by reinsured companies	659,058	765,905
Deferred acquisition costs	706,779	661,186
Deposit assets	75,692	92,973
Net tax assets	10,600	6,876
Goodwill	456,380	456,380
Intangible assets	152,836	159,604
Other assets	41,802	45,603
Total assets	$22,488,595	$22,270,357
Liabilities
Unpaid losses and loss expenses	$9,401,397	$9,745,806
Policy benefits for life and annuity contracts	1,996,519	2,050,107
Unearned premiums	2,159,446	1,750,607
Other reinsurance balances payable	188,941	182,395
Deposit liabilities	52,638	70,325
Net tax liabilities	275,700	240,989
Accounts payable, accrued expenses and other	338,137	304,728
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	15,233,767	15,165,946
Shareholders’ Equity
Common shares (par value $1.00; issued: 2015 and 2014, 87,237,220 shares)	87,237	87,237
Preferred shares (par value $1.00; issued and outstanding: 2015 and 2014, 34,150,000 shares; aggregate liquidation value: 2015 and 2014, $853,750)	34,150	34,150
Additional paid-in capital	3,959,465	3,949,665
Accumulated other comprehensive loss	(37,240)	(34,083)
Retained earnings	6,442,442	6,270,811
Common shares held in treasury, at cost (2015, 39,572,572 shares; 2014, 39,400,936 shares)	(3,288,909)	(3,258,870)
Total shareholders’ equity attributable to PartnerRe Ltd.	7,197,145	7,048,910
Noncontrolling interests	57,683	55,501
Total shareholders’ equity	7,254,828	7,104,411
Total liabilities and shareholders’ equity	$22,488,595	$22,270,357
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenues
Gross premiums written	$1,748,933	$1,871,740
Net premiums written	$1,653,215	$1,738,494
Increase in unearned premiums	(418,493)	(484,712)
Net premiums earned	1,234,722	1,253,782
Net investment income	104,631	116,867
Net realized and unrealized investment gains	115,645	142,172
Other income	4,292	404
Total revenues	1,459,290	1,513,225
Expenses
Losses and loss expenses and life policy benefits	721,281	749,457
Acquisition costs	275,791	264,608
Other expenses	124,750	111,462
Interest expense	12,245	12,238
Amortization of intangible assets	6,768	7,002
Net foreign exchange gains	(13,147)	(670)
Total expenses	1,127,688	1,144,097
Income before taxes and interest in (losses) earnings of equity method investments	331,602	369,128
Income tax expense	79,665	62,305
Interest in (losses) earnings of equity method investments	(3,838)	6,064
Net income	248,099	312,887
Net income attributable to noncontrolling interests	(2,182)	(3,044)
Net income attributable to PartnerRe Ltd.	245,917	309,843
Preferred dividends	14,184	14,184
Net income attributable to PartnerRe Ltd. common shareholders	$231,733	$295,659
Comprehensive income
Net income attributable to PartnerRe Ltd.	$245,917	$309,843
Change in currency translation adjustment	(2,504)	(15,223)
Change in unfunded pension obligation, net of tax	(436)	(1)
Change in unrealized losses on investments, net of tax	(217)	(225)
Total other comprehensive loss, net of tax	(3,157)	(15,449)
Comprehensive income attributable to PartnerRe Ltd.	$242,760	$294,394
Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$4.88	$5.72
Diluted net income	$4.76	$5.61
Weighted average number of common shares outstanding	47,525,344	51,652,177
Weighted average number of common shares and common share equivalents outstanding	48,710,228	52,727,573
Dividends declared per common share	$0.70	$0.67
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Common shares
Balance at beginning of period	$87,237	$86,657
Issuance of common shares	—	222
Balance at end of period	87,237	86,879
Preferred shares
Balance at beginning and end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,949,665	3,901,627
Stock compensation expense, net of taxes paid	9,800	4,619
Issuance of common shares	—	1,101
Balance at end of period	3,959,465	3,907,347
Accumulated other comprehensive loss
Balance at beginning of period	(34,083)	(12,238)
Currency translation adjustment
Balance at beginning of period	(7,915)	977
Change in foreign currency translation adjustment	(5,063)	(15,223)
Change in net unrealized gain on designated net investment hedges	2,559	—
Balance at end of period	(10,419)	(14,246)
Unfunded pension obligation
Balance at beginning of period	(29,576)	(17,509)
Change in unfunded pension obligation, net of tax	(436)	(1)
Balance at end of period (net of tax: 2015, $8,432; 2014, $5,023)	(30,012)	(17,510)
Unrealized gain on investments
Balance at beginning of period	3,408	4,294
Change in unrealized losses on investments, net of tax	(217)	(225)
Balance at end of period (net of tax: 2015 and 2014: $nil)	3,191	4,069
Balance at end of period	(37,240)	(27,687)
Retained earnings
Balance at beginning of period	6,270,811	5,406,797
Net income	248,099	312,887
Net income attributable to noncontrolling interests	(2,182)	(3,044)
Reissuance of common shares	(26,917)	—
Dividends on common shares	(33,185)	(34,588)
Dividends on preferred shares	(14,184)	(14,184)
Balance at end of period	6,442,442	5,667,868
Common shares held in treasury
Balance at beginning of period	(3,258,870)	(2,707,461)
Repurchase of common shares	(59,266)	(180,168)
Reissuance of common shares	29,227	—
Balance at end of period	(3,288,909)	(2,887,629)
Total shareholders’ equity attributable to PartnerRe Ltd.	$7,197,145	$6,780,928
Noncontrolling interests	57,683	59,671
Total shareholders’ equity	$7,254,828	$6,840,599
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$248,099	$312,887
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	29,911	29,366
Amortization of intangible assets	6,768	7,002
Net realized and unrealized investment gains	(115,645)	(142,172)
Changes in:
Reinsurance balances, net	(572,301)	(581,275)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	45,691	86,002
Funds held by reinsured companies and funds held – directly managed	71,350	17,627
Deferred acquisition costs	(76,800)	(79,315)
Net tax assets and liabilities	37,445	(33,973)
Unpaid losses and loss expenses including life policy benefits	80,728	13,732
Unearned premiums	418,493	484,712
Other net changes in operating assets and liabilities	(34,992)	(35,852)
Net cash provided by operating activities	138,747	78,741
Cash flows from investing activities
Sales of fixed maturities	2,495,633	1,734,246
Redemptions of fixed maturities	161,229	180,311
Purchases of fixed maturities	(2,293,577)	(1,963,428)
Sales and redemptions of short-term investments	12,692	15,830
Purchases of short-term investments	(7,391)	(31,141)
Sales of equities	120,973	9,094
Purchases of equities	(374,211)	(29,421)
Other, net	(573)	13,295
Net cash provided by (used in) investing activities	114,775	(71,214)
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(47,369)	(48,772)
Repurchase of common shares	(71,376)	(180,383)
Reissuance of treasury shares and issuance of common shares, net of taxes paid	(4,084)	(2,581)
Net cash used in financing activities	(122,829)	(231,736)
Effect of foreign exchange rate changes on cash	(30,362)	(3,239)
Increase (decrease) in cash and cash equivalents	100,331	(227,448)
Cash and cash equivalents—beginning of period	1,313,468	1,496,485
Cash and cash equivalents—end of period	$1,413,799	$1,269,037

Supplemental cash flow information:
Taxes paid	$42,257	$95,871
Interest paid	$—	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
PartnerRe Ltd. (PartnerRe or the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe SE, Partner Reinsurance Company of the U.S. and, effective April 1, 2015, Partner Reinsurance Asia Pte. Ltd (PartnerRe Asia). Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.
In January 2015, the Company announced that PartnerRe Asia was licensed by the Monetary Authority of Singapore (MAS) to operate as a non-life and life reinsurer in Singapore. As of April 1, 2015, PartnerRe Asia became the principal reinsurance carrier for the Company’s business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia will enable the Company's Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and will support its growing underwriting presence in the region.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company (Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders would receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. Upon completion of the transaction, shareholders of the Company and shareholders of AXIS would own approximately 51.5% and 48.5% of the Amalgamated Company, respectively. The Amalgamated Company's headquarters would be located in Bermuda. The transaction is subject to approval by the shareholders of both companies, regulatory clearance and other customary closing conditions. Both companies will continue to operate as two independent entities until the closing of the transaction and such conditions are met.
On May 3, 2015, the Company and AXIS amended the Amalgamation Agreement (the Amendment to the Amalgamation Agreement) to allow the Company to pay a one-time special dividend of $11.50 per share to PartnerRe common shareholders in connection with the closing of the Amalgamation. See Notes 8 (b) and 10 for further details.
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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
3. Recent Accounting Pronouncements
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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2015 and December 31, 2014, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,299,063	$—	$2,299,063
U.S. states, territories and municipalities	—	473,388	147,683	621,071
Non-U.S. sovereign government, supranational and government related	—	1,557,126	—	1,557,126
Corporate	—	5,494,967	—	5,494,967
Asset-backed securities	—	670,115	451,583	1,121,698
Residential mortgage-backed securities	—	2,263,463	—	2,263,463
Other mortgage-backed securities	—	54,623	—	54,623
Fixed maturities	$—	$12,812,745	$599,266	$13,412,011
Short-term investments	$—	$20,055	$—	$20,055
Equities
Real estate investment trusts	$177,130	$—	$—	$177,130
Insurance	123,839	4,682	—	128,521
Consumer noncyclical	113,740	—	—	113,740
Energy	108,648	—	—	108,648
Finance	75,760	8,086	20,532	104,378
Technology	56,709	—	8,602	65,311
Consumer cyclical	59,747	—	—	59,747
Industrials	58,435	—	—	58,435
Communications	50,665	—	2,723	53,388
Utilities	28,946	—	—	28,946
Other	21,959	—	—	21,959
Mutual funds and exchange traded funds	142,104	—	257,977	400,081
Equities	$1,017,682	$12,768	$289,834	$1,320,284
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$15,414	$—	$15,414
Foreign currency option contracts	—	1,848	—	1,848
Insurance-linked securities	—	—	23	23
Total return swaps	—	—	1,061	1,061
TBAs	—	1,409	—	1,409
Other
Notes and loan receivables and notes securitization	—	—	51,103	51,103
Annuities and residuals	—	—	12,155	12,155
Private equities	—	—	64,642	64,642
Derivative liabilities
Foreign exchange forward contracts	—	(7,623)	—	(7,623)
Futures contracts	(21,382)	—	—	(21,382)
Insurance-linked securities	—	—	(343)	(343)
Total return swaps	—	—	(2,118)	(2,118)
Interest rate swaps	—	(21,074)	—	(21,074)
Other invested assets	$(21,382)	$(10,026)	$126,523	$95,115
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$155,341	$—	$155,341
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	111,021	—	111,021
Corporate	—	145,062	—	145,062
Short-term investments	—	10,984	—	10,984
Other invested assets	—	—	12,008	12,008
Funds held – directly managed	$—	$422,408	$12,140	$434,548
Total	$996,300	$13,257,950	$1,027,763	$15,282,013

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,315,422	$—	$2,315,422
U.S. states, territories and municipalities	—	380,875	149,728	530,603
Non-U.S. sovereign government, supranational and government related	—	1,976,202	—	1,976,202
Corporate	—	5,604,160	—	5,604,160
Asset-backed securities	—	681,502	449,918	1,131,420
Residential mortgage-backed securities	—	2,306,476	—	2,306,476
Other mortgage-backed securities	—	54,462	—	54,462
Fixed maturities	$—	$13,319,099	$599,646	$13,918,745
Short-term investments	$—	$25,678	$—	$25,678
Equities
Real estate investment trusts	$213,770	$—	$—	$213,770
Insurance	140,916	4,521	—	145,437
Energy	123,978	—	—	123,978
Consumer noncyclical	100,134	—	—	100,134
Finance	70,621	7,354	20,353	98,328
Technology	52,707	—	8,555	61,262
Communications	51,829	—	2,640	54,469
Industrials	49,983	—	—	49,983
Consumer cyclical	39,002	—	—	39,002
Utilities	31,748	—	—	31,748
Other	11,571	—	—	11,571
Mutual funds and exchange traded funds	118,246	—	8,586	126,832
Equities	$1,004,505	$11,875	$40,134	$1,056,514
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$20,033	$—	$20,033
Futures contracts	846	—	—	846
Insurance-linked securities	—	—	3	3
Total return swaps	—	—	485	485
TBAs	—	154	—	154
Other
Notes and loan receivables and notes securitization	—	—	44,817	44,817
Annuities and residuals	—	—	13,243	13,243
Private equities	—	—	59,872	59,872
Derivative liabilities
Foreign exchange forward contracts	—	(7,446)	—	(7,446)
Foreign currency option contracts	—	(1,196)	—	(1,196)
Futures contracts	(467)	—	—	(467)
Insurance-linked securities	—	—	(339)	(339)
Total return swaps	—	—	(2,007)	(2,007)
Interest rate swaps	—	(16,282)	—	(16,282)
TBAs	—	(240)	—	(240)
Other invested assets	$379	$(4,977)	$116,074	$111,476
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,483	$—	$153,483
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	128,233	—	128,233
Corporate	—	177,347	—	177,347
Other invested assets	—	—	13,398	13,398
Funds held – directly managed	$—	$459,063	$13,530	$472,593
Total	$1,004,884	$13,810,738	$769,384	$15,585,006

At March 31, 2015 and December 31, 2014, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $191.5 million and $187.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $434.5 million and $472.6 million at March 31, 2015 and December 31, 2014, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $53.9 million and $42.3 million, respectively, and accrued investment income of $4.9 million and $5.7 million, respectively. At March 31, 2015 and December 31, 2014, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $99.3 million and $88.3 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
At March 31, 2015 and December 31, 2014, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2015 and December 31, 2014, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the three months ended March 31, 2015	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (1)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$149,728	$(1,861)	$—	$(184)	$—	$147,683	$(1,863)
Asset-backed securities	449,918	1,261	43,422	(43,018)	—	451,583	1,293
Fixed maturities	$599,646	$(600)	$43,422	$(43,202)	$—	$599,266	$(570)
Equities
Finance	$20,353	$179	$—	$—	$—	$20,532	$179
Technology	8,555	47	—	—	—	8,602	47
Communications	2,640	83	—	—	—	2,723	83
Mutual funds and exchange traded funds	8,586	51	249,340	—	—	257,977	51
Equities	$40,134	$360	$249,340	$—	$—	$289,834	$360
Other invested assets
Derivatives, net	$(1,858)	$481	$—	$—	$—	$(1,377)	$481
Notes and loan receivables and notes securitization	44,817	1,104	6,411	(1,229)	—	51,103	2,623
Annuities and residuals	13,243	231	—	(1,319)	—	12,155	231
Private equities	59,872	497	5,184	(911)	—	64,642	497
Other invested assets	$116,074	$2,313	$11,595	$(3,459)	$—	$126,523	$3,832
Funds held – directly managed
U.S. states, territories and municipalities	$132	$—	$—	$—	$—	$132	$—
Other invested assets	13,398	(1,390)	—	—	—	12,008	(1,390)
Funds held – directly managed	$13,530	$(1,390)	$—	$—	$—	$12,140	$(1,390)
Total	$769,384	$683	$304,357	$(46,661)	$—	$1,027,763	$2,232

(1)	There were no issuances or sales for the three months ended March 31, 2015.

For the three months ended March 31, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$892	$4,265	$(70)	$—	$113,467	$890
Asset-backed securities	446,577	5,996	59,418	(64,290)	—	447,701	6,259
Fixed maturities	$554,957	$6,888	$63,683	$(64,360)	$—	$561,168	$7,149
Equities
Finance	$20,207	$2,499	$—	$—	$—	$22,706	$2,499
Communications	2,199	(88)	—	—	—	2,111	(88)
Technology	7,752	(352)	—	—	—	7,400	(352)
Mutual funds and exchange traded funds	7,887	166	—	—	—	8,053	166
Equities	$38,045	$2,225	$—	$—	$—	$40,270	$2,225
Other invested assets
Derivatives, net	$(788)	$466	$(720)	$—	$—	$(1,042)	$466
Notes and loan receivables and notes securitization	41,446	600	720	(523)	—	42,243	600
Annuities and residuals	24,064	89	—	(5,208)	—	18,945	128
Private equities	39,131	433	5,066	(1,975)	—	42,655	401
Other invested assets	$103,853	$1,588	$5,066	$(7,706)	$—	$102,801	$1,595
Funds held – directly managed
U.S. states, territories and municipalities	$286	$15	$—	$—	$—	$301	$15
Other invested assets	15,165	(197)	255	—	—	15,223	(197)
Funds held – directly managed	$15,451	$(182)	$255	$—	$—	$15,524	$(182)
Total	$712,306	$10,519	$69,004	$(72,066)	$—	$719,763	$10,787

(1)	Purchases and issuances of derivatives include issuances of $0.7 million.

(2)	There were no sales for the three months ended March 31, 2014.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at March 31, 2015 and December 31, 2014 were as follows (fair value in thousands of U.S. dollars):

March 31, 2015	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$147,683	Discounted cash flow	Credit spreads	2.6% -10.5% (6.0%)
Asset-backed securities – other	451,583	Discounted cash flow	Credit spreads	4.0% – 12.0% (7.2%)
Equities
Finance	14,748	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	1.4% (1.4%)
Finance	5,784	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,602	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.6 (10.6)
Communications	2,723	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	3.2% (3.2%)
Other invested assets
Total return swaps	(1,057)	Discounted cash flow	Credit spreads	3.8% – 19.9% (14.6%)
Notes and loan receivables	11,607	Discounted cash flow	Credit spreads	6.1% - 10.6% (9.1%)
Notes and loan receivables	13,209	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.4 – 1.6 (1.6)
Notes securitization	26,287	Discounted cash flow	Credit spreads	3.9% – 6.5% (6.4%)
Annuities and residuals	12,155	Discounted cash flow	Credit spreads	5.2% – 9.1% (7.8%)
			Prepayment speed	0% – 15.0% (3.6%)
			Constant default rate	0.3% – 17.5% (5.6%)
Private equity – direct	9,035	Discounted cash flow and weighted market comparables	Net income multiple	9.2 (9.2)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	23,676	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-2.5% – 3.2% (0.0%)
Private equity – other	31,931	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	12,008	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-19.2% – 0% (-11.1%)

December 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$149,728	Discounted cash flow	Credit spreads	2.2% – 10.1% (4.6%)
Asset-backed securities – other	449,918	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.1%)
Equities
Finance	14,561	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.3% (7.3%)
Finance	5,792	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,555	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.2 (10.2)
Communications	2,640	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Other invested assets
Total return swaps	(1,522)	Discounted cash flow	Credit spreads	3.6% – 19.3% (16.3%)
Notes and loan receivables	8,068	Discounted cash flow	Credit spreads	12.6% (12.6%)
Notes and loan receivables	13,237	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 – 1.7 (1.7)
Notes securitization	23,512	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.4%)
Annuities and residuals	13,243	Discounted cash flow	Credit spreads	4.9% – 9.6% (7.8%)
			Prepayment speed	0% – 15.0% (4.3%)
			Constant default rate	0.3% – 17.5% (6.3%)
Private equity – direct	8,536	Discounted cash flow and weighted market comparables	Net income multiple	9.0 (9.0)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	18,494	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.6% – 11.0% (-1.6%)
Private equity – other	32,842	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	13,398	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.4% – 0% (-14.5%)
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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Fixed maturities and short-term investments	$76,971	$119,799
Equities	(7,016)	10,325
Other invested assets	1,833	1,042
Funds held – directly managed	2,540	736
Total	$74,328	$131,902
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
(b) Fair Value of Financial Instrument Liabilities
At March 31, 2015 and December 31, 2014, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at March 31, 2015 and December 31, 2014; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at March 31, 2015 and December 31, 2014.

The carrying values and fair values of the Senior Notes and CENts at March 31, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750,000	$870,609	$750,000	$853,792
Debt related to CENts (2)	63,384	63,547	63,384	62,309

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
March 31, 2015			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedges)	$2,559	$—	$271,250	$2,559
Total derivatives designated as hedges	$2,559	$—		$2,559

Derivatives not designated as hedges
Foreign exchange forward contracts	$12,855	$(7,623)	$2,079,250	$5,232
Foreign currency option contracts	1,848	—	70,062	1,848
Futures contracts	—	(21,382)	2,741,323	(21,382)
Insurance-linked securities (1)	23	(343)	144,780	(320)
Total return swaps	1,061	(2,118)	42,504	(1,057)
Interest rate swaps (2)	—	(21,074)	200,643	(21,074)
TBAs	1,409	—	280,625	1,409
Total derivatives not designated as hedges	$17,196	$(52,540)		$(35,344)

Total derivatives	$19,755	$(52,540)		$(32,785)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2014			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$20,033	$(7,446)	$2,080,276	$12,587
Foreign currency option contracts	—	(1,196)	43,380	(1,196)
Futures contracts	846	(467)	2,348,735	379
Insurance-linked securities (1)	3	(339)	145,481	(336)
Total return swaps	485	(2,007)	42,524	(1,522)
Interest rate swaps (2)	—	(16,282)	201,160	(16,282)
TBAs	154	(240)	235,105	(86)
Total derivatives	$21,521	$(27,977)		$(6,456)

(1)
At March 31, 2015 and December 31, 2014, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at March 31, 2015 and December 31, 2014 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. On March 31, 2015, the Company entered into foreign exchange forward contracts (with notional amounts of €250 million) to hedge a portion of its net investment exposure to the euro against the U.S. dollar. The effective portion of the net investment hedging derivatives recognized in accumulated other comprehensive income at March 31, 2015 was $2.6 million. There were no derivatives designated as hedges at December 31, 2014.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Foreign exchange forward contracts	$(4,636)	$8,255
Foreign currency option contracts	2,028	395
Total included in net foreign exchange gains and losses	$(2,608)	$8,650
Futures contracts	$(34,539)	$(16,073)
Credit default swaps (protection purchased)	—	(3)
Insurance-linked securities	2	243
Total return swaps	465	218
Interest rate swaps	(4,791)	(5,385)
TBAs	3,671	3,747
Other	2,493	—
Total included in net realized and unrealized investment gains and losses	$(32,699)	$(17,253)
Total derivatives not designated as hedges	$(35,307)	$(8,603)
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
March 31, 2015	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$19,755	$—	$19,755	$(385)	$(17,112)	$2,258
Total derivative liabilities	$(52,540)	$—	$(52,540)	$385	$45,734	$(6,421)

December 31, 2014
Total derivative assets	$21,521	$—	$21,521	$(766)	$(8,536)	$12,219
Total derivative liabilities	$(27,977)	$—	$(27,977)	$766	$14,858	$(12,353)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net Income per Share
The reconciliation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended
	March 31, 2015	March 31, 2014
Numerator:
Net income attributable to PartnerRe Ltd.	$245,917	$309,843
Less: preferred dividends	14,184	14,184
Net income attributable to PartnerRe Ltd. common shareholders	$231,733	$295,659
Denominator:
Weighted number of common shares outstanding – basic	47,525,344	51,652,177
Share options and other (1)	1,184,884	1,075,396
Weighted average number of common shares and common share equivalents outstanding – diluted	48,710,228	52,727,573
Basic net income per share	$4.88	$5.72
Diluted net income per share (1)	$4.76	$5.61

Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	119,202	69,144

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
Within Lorenz Re, distinct segregated accounts are formed, and capitalized, in order to enter into reinsurance agreements with the Company on a fully collateralized basis. In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts that is redeemable at the option of the Company and is expected to be redeemed following the commutation of the portfolio back to the Company on or before June 1, 2016.
At March 31, 2015 and December 31, 2014, the total assets of Lorenz Re were $99.8 million and $100.8 million, respectively, primarily consisting of cash and investments. At March 31, 2015, the total liabilities were $8.5 million primarily consisting of unpaid losses and loss expenses and other reinsurance balances payable. At December 31, 2014, the total liabilities were $13.1 million primarily consisting of unearned premiums, unpaid losses and loss expenses and other reinsurance balances payable. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the three months ended March 31, 2015 and 2014 was as follows (in thousands of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$55,501	$56,627
Net income attributable to noncontrolling interests	2,182	3,044
Balance at end of period	$57,683	$59,671

8. Commitments and Contingencies
(a) Legal Proceedings
There has been no significant change in legal proceedings at March 31, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(b) Amalgamation related charges
In connection with the Amalgamation Agreement, the Company expects to incur further charges between $30 million and $35 million related to professional costs. The Company expects to incur these costs primarily in 2015.
In accordance with the terms of the Amalgamation Agreement and the Amendment to the Amalgamation Agreement, the Company would be obligated to pay AXIS a no approval fee of $55 million if the Company’s shareholders do not approve the transaction. If the Amalgamation Agreement is terminated for certain other reasons described in the Amalgamation Agreement or in certain circumstances the Company enters into a similar transaction with a third party in the 12 months following termination of the Amalgamation Agreement, the Company would be obligated to pay AXIS an aggregate termination fee of $280 million (less any termination fee already paid). In all such cases, the Company would be obligated to reimburse AXIS for costs and expenses incurred in connection with the Amalgamation Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.
(c) Employment Agreements
Following the signing of the Amalgamation Agreement, the Company has entered into agreements with certain employees that provide for the payment of a cash retention award payable if the employee maintains an active employee status through a pre-determined future date and fulfills certain conduct and performance-related conditions. The award payments are contingent on the successful closing of the proposed Amalgamation.

9. Segment Information
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other as described in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global Specialty and Catastrophe.
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
The segment results for the three months ended March 31, 2015 and 2014, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the three months ended March 31, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$473	$334	$427	$191	$1,425	$324	$—	$1,749
Net premiums written	$471	$331	$362	$176	$1,340	$313	$—	$1,653
(Increase) decrease in unearned premiums	(132)	(157)	3	(118)	(404)	(14)	—	(418)
Net premiums earned	$339	$174	$365	$58	$936	$299	$—	$1,235
Losses and loss expenses and life policy benefits	(172)	(119)	(170)	(20)	(481)	(240)	—	(721)
Acquisition costs	(93)	(52)	(93)	(4)	(242)	(34)	—	(276)
Technical result	$74	$3	$102	$34	$213	$25	$—	$238
Other income					—	1	3	4
Other expenses					(52)	(15)	(58)	(125)
Underwriting result					$161	$11	n/a	$117
Net investment income						14	91	105
Allocated underwriting result (1)						$25	n/a	n/a
Net realized and unrealized investment gains							116	116
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							13	13
Income tax expense							(80)	(80)
Interest in losses of equity method investments							(4)	(4)
Net income							n/a	$248
Loss ratio (2)	50.7%	68.4%	46.7%	33.7%	51.4%
Acquisition ratio (3)	27.5	30.1	25.4	7.0	25.9
Technical ratio (4)	78.2%	98.5%	72.1%	40.7%	77.3%
Other expense ratio (5)					5.5
Combined ratio (6)					82.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a Not applicable

Segment Information
For the three months ended March 31, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$530	$364	$479	$210	$1,583	$289	$—	$1,872
Net premiums written	$527	$361	$389	$179	$1,456	$282	$—	$1,738
Increase in unearned premiums	(148)	(182)	(34)	(100)	(464)	(20)	—	(484)
Net premiums earned	$379	$179	$355	$79	$992	$262	$—	$1,254
Losses and loss expenses and life policy benefits	(260)	(94)	(201)	21	(534)	(215)	—	(749)
Acquisition costs	(92)	(54)	(79)	(8)	(233)	(32)	—	(265)
Technical result	$27	$31	$75	$92	$225	$15	$—	$240
Other income (loss)					1	1	(2)	—
Other expenses					(65)	(17)	(29)	(111)
Underwriting result					$161	$(1)	n/a	$129
Net investment income						15	102	117
Allocated underwriting result						$14	n/a	n/a
Net realized and unrealized investment gains							142	142
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							—	—
Income tax expense							(62)	(62)
Interest in earnings of equity method investments							6	6
Net income							n/a	$313
Loss ratio	68.6%	52.4%	56.6%	(26.5)%	53.8%
Acquisition ratio	24.3	30.1	22.4	10.1	23.6
Technical ratio	92.9%	82.5%	79.0%	(16.4)%	77.4%
Other expense ratio					6.5
Combined ratio					83.9%

10. Subsequent Events
On April 14, 2015, the Company announced receipt of an unsolicited proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the common shares of the Company for $130.00 per share in cash.
On May 3, 2015, the Company and AXIS amended the Amalgamation Agreement to allow the Company to pay a one-time special dividend of $11.50 per share to PartnerRe common shareholders in connection with the closing of the Amalgamation and to increase the termination fee from $250 million to $280 million.
On May 4, 2015, the Company’s Board announced that it had terminated discussions with EXOR regarding its $130 per share offer.
On April 17, 2015, PartnerRe U.S. Corporation (PRUS), a subsidiary of the Company, signed a settlement agreement with the former shareholders of Presidio Reinsurance Group, Inc. whereby PRUS paid $29 million in consideration for terminating all obligations of PRUS to pay earn-out consideration pursuant to an earn-out agreement dated December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.
Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed below and in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
For a discussion of the Company’s long-term objective and annualized growth in Diluted Tangible Book Value per Share plus dividends, the metric that Management uses to measure its success in achieving its long-term objective, see below in Key Financial Measures.
Overview of the Results of Operations for the Three Months Ended March 31, 2015
The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. The Company's net income, net income attributable to PartnerRe Ltd. and net income and diluted net income per share attributable to PartnerRe Ltd. common shareholders are discussed below in Review of Net Income.
The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation to the most directly comparable GAAP measures in Key Financial Measures below).
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results for the three months ended March 31, 2015 and 2014 and may continue to affect our results of operations and financial condition in the future.
Proposed Amalgamation with AXIS
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company (Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders would receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. Upon completion of the transaction, shareholders of the Company and shareholders of AXIS would own approximately 51.5% and 48.5% of the Amalgamated Company, respectively. The Amalgamated Company's headquarters would be located in Bermuda. The transaction is subject to approval by the shareholders of both companies, regulatory clearance and other customary closing conditions. Both companies will continue to operate as two independent entities until the closing of the transaction and such conditions are met. See also Subsequent Events below.
During the three months ended March 31, 2015, the Company recorded $31 million, pre-tax, of costs related to the Amalgamation within other expenses, which was primarily related to Costas Miranthis' stepping down as the Chief Executive Officer of the Company and as a member of the Company's Board.
Foreign Exchange Movements
During the three months ended March 31, 2015, the U.S. dollar strengthened significantly against other currencies, in particular the euro. The strengthening of the U.S. dollar had a significant impact on individual line items of the Company's Condensed Consolidated Financial Statements, primarily on the value of the investments, unpaid losses and loss expenses and policy benefits for life and annuity contracts and gross and net premiums written and earned. However, the overall net impact is not significant due to the matching of assets and liabilities by currency, resulting in foreign exchange movements offsetting, and due to hedging of the foreign exchange exposures.
Volatility in Capital Markets
The results for the three months ended March 31, 2015 and 2014 were significantly impacted by the volatility in the capital markets. Modest decreases in U.S. and European risk-free rates impacted the three months ended March 31, 2015 and modest decreases in longer-term risk-free interest rates and a slight narrowing of credit spreads impacted the same period of 2014.
Large Catastrophic and Large Loss Events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months ended March 31, 2015 and 2014 include no significant catastrophic losses.
Overview of Net Income
Net income, net income attributable to noncontrolling interests, net income attributable to ParterRe Ltd., preferred dividends and net income and diluted net income per share attributable to PartnerRe Ltd. common shareholders for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended
	March 31, 2015	March 31, 2014
Net income	$248	$313
Net income attributable to noncontrolling interests	(2)	(3)
Net income attributable to PartnerRe Ltd.	246	310
Less: Preferred dividends	14	14
Net income attributable to PartnerRe Ltd. common shareholders	$232	$296
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$4.76	$5.61
The decrease in net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to:

•	an increase in other expenses included in Corporate and Other of $29 million;

•	a decrease in pre-tax net realized and unrealized investment gains of $26 million; and

•	an increase in income tax expense of $18 million; partially offset by

•	an increase in foreign exchange gains of $13 million.
The factors driving these increases and decreases are described in more detail in Review of Net Income below.
Subsequent Events
On April 14, 2015, the Company announced receipt of an unsolicited proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the common shares of the Company for $130.00 per share in cash.
On May 3, 2015, the Company and AXIS amended the Amalgamation Agreement (the Amendment to the Amalgamation Agreement) to allow the Company to pay a one-time special dividend of $11.50 per share to PartnerRe common shareholders in connection with the closing of the Amalgamation.
On May 4, 2015, the Company’s Board announced that it had terminated discussions with EXOR regarding its $130 per share offer.

On April 17, 2015, PartnerRe U.S. Corporation (PRUS), a subsidiary of the Company, signed a settlement agreement with the former shareholders of Presidio Reinsurance Group, Inc. whereby PRUS paid $29 million in consideration for terminating all obligations of PRUS to pay earn-out consideration pursuant to an earn-out agreement (Earn-out Agreement) dated December 31, 2012. The Company has previously accrued $4 million in connection with the Earn-out Agreement through December 31, 2014, and the remaining $25 million will be expensed during the three months ended June 30, 2015.

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
While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 these were as follows:

	March 31, 2015	December 31, 2014
Diluted tangible book value per common share and common share equivalents outstanding(1)	$118.40	$114.76
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)	15.1%

	For the three months ended
	March 31, 2015	March 31, 2014
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$151	$177
Diluted operating earnings per common share and common share equivalents outstanding attributable to PartnerRe Ltd. common shareholders(3)	$3.09	$3.36
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	9.8%	12.3%
Combined ratio (5)	82.8%	83.9%

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
Diluted Tangible Book Value per Share at March 31, 2015 and December 31, 2014 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the three months ended March 31, 2015 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	March 31, 2015	December 31, 2014
Diluted tangible book value per share	$118.40	$114.76
Dividends declared per common share for the three months ended March 31, 2015	0.70
Diluted tangible book value per share plus dividends	$119.10
Annualized growth in diluted tangible book value per share plus dividends	15.1%
The Company’s Diluted Tangible Book Value per Share increased by 3.2%, from $114.76 at December 31, 2014 to $118.40 at March 31, 2015, primarily due to net income attributable to PartnerRe Ltd., which was partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 15.1% during the three months ended March 31, 2015. This growth was driven by net income attributable to PartnerRe Ltd. and dividends on the common shares.
Over the past five years, since March 31, 2010, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 11%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Diluted book value per common share and common share equivalents outstanding(1)	$129.86	$126.21
Less: goodwill and other intangible assets, net of tax, per share	11.46	11.45
Diluted tangible book value per share	$118.40	$114.76

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
Operating earnings decreased by $26 million, from $177 million in the three months ended March 31, 2014 to $151 million in the same period of 2015. The decrease in operating earnings was primarily due to an increase of $29 million in other expenses, driven by the costs of $31 million related to the Amalgamation, as discussed above.
Diluted operating earnings per share decreased by $0.27, from $3.36 in the three months ended March 31, 2014 to $3.09 in the same period of 2015, primarily due to the decrease in operating earnings.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months ended March 31, 2015 compared to the same period of 2014 are further described in Review of Net Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months ended March 31, 2015 and 2014 was as follows (in millions of U.S. dollars, except per share data):

	For the three months ended
	March 31, 2015	March 31, 2014
Net income attributable to PartnerRe Ltd.	$246	$310
Less:
Net realized and unrealized investment gains, net of tax	100	116
Net foreign exchange losses, net of tax	(16)	(1)
Interest in (losses) earnings of equity method investments, net of tax	(3)	4
Dividends to preferred shareholders	14	14
Operating earnings attributable to PartnerRe Ltd. common shareholders	$151	$177

Per diluted share:
Net income attributable to PartnerRe Ltd. common shareholders	$4.76	$5.61
Less:
Net realized and unrealized investment gains, net of tax	2.06	2.20
Net foreign exchange losses, net of tax	(0.32)	(0.02)
Interest in (losses) earnings of equity method investments, net of tax	(0.07)	0.07
Operating earnings attributable to PartnerRe Ltd. common shareholders	$3.09	$3.36
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
Annualized Operating ROE decreased from 12.3% in the three months ended March 31, 2014 to 9.8% in the same period of 2015. The decrease in annualized Operating ROE was due to lower diluted operating earnings per share, as described above, and a higher beginning diluted book value per share at January 1, 2015 compared to January 1, 2014. The other factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Annualized return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	15.1%	20.5%
Less:
Annualized net realized and unrealized investment gains, net of tax, on beginning diluted book value per common share	6.5	8.0
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(1.0)	(0.1)
Annualized net interest in (losses) earnings of equity method investments, net of tax, on beginning diluted book value per common share	(0.2)	0.3
Annualized operating return on beginning diluted book value per common share	9.8%	12.3%

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
The Non-life combined ratio decreased by 1.1 points, from 83.9% in the three months ended March 31, 2014 to 82.8% in the same period of 2015. The decrease in the combined ratio for the three months ended March 31, 2015 compared to the same period of 2014 was mainly driven by a decrease in other expenses allocated to the Non-life segment, which was due to lower information technology, facility and personnel costs, as well as the impact of foreign exchange. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
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
The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry, such as choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
For additional information related to the Company’s risk management approach, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Assumed Risks
Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate economic losses during an annual period. The Company’s risk appetite is expressed as the maximum economic loss that the Board of Directors (Board) is willing to incur. The Company’s risk appetite is approved by the Board on an annual basis.
The Company manages exposure levels from multiple risk sources to provide reasonable assurance that modeled economic losses are contained within the risk appetite approved by the Board. Definitions for economic losses in the context of the Company’s risk management framework are included in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at March 31, 2015. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The limits approved by the Risk and Finance Committee and the actual limits deployed at March 31, 2015 and December 31, 2014 were as follows (in billions of U.S. dollars, except interest rate risk data):

	March 31, 2015		December 31, 2014
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.5	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.9
Market Risk	3.4	2.6	3.4	2.6
Equity and equity-like sublimit	2.8	2.0	2.8	2.0
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	2.4 years	6.0 years	2.7 years
Default and Credit Spread Risk	$9.5	$6.0	$9.5	$6.3
Trade Credit Underwriting Risk	0.9	0.6	0.9	0.7
Longevity Risk	2.0	1.4	2.0	1.4
Pandemic Risk	1.3	0.7	1.3	0.7
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	1.0	0.5	1.0	0.4
Any one country sub-limit	0.8	0.4	0.8	0.4

(1)
The excess fixed income investment portfolio relates to fixed income securities included in the Company’s capital funds, which are in excess of those included in the Company’s liability funds that support the net reinsurance liabilities.

(2)	The limits approved and the actual limits deployed in the table above are shown net of retrocession.
Natural Catastrophe Probable Maximum Loss (PML)
The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.
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
For additional information related to the Company’s natural catastrophe PML information and definitions, see Business—Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at January 1, 2015 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$765	—
U.S. Northeast	Hurricane	963	—
U.S. Gulf Coast	Hurricane	850	—
Caribbean	Hurricane	179	—
Europe	Windstorm	606	—
Japan	Typhoon	145	—
California	Earthquake	609	$730
British Columbia	Earthquake	223	414
Japan	Earthquake	393	440
Australia	Earthquake	305	415
New Zealand	Earthquake	194	229
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at March 31, 2015 have not changed materially compared to December 31, 2014. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2014.
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
See Critical Accounting Policies and Estimates—Unpaid Losses and Loss Expenses in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.

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
During the three months ended March 31, 2015 and 2014, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months ended March 31, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Net Non-life prior year favorable loss development:
North America	$82	$24
Global (Non-U.S.) P&C	18	47
Global Specialty	110	59
Catastrophe	14	34
Total net Non-life prior year favorable loss development	$224	$164
The net Non-life prior year favorable loss development for the three months ended March 31, 2015 and 2014 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(4)	$(10)
Net prior year loss development due to all other factors(2)	228	174
Total net Non-life prior year favorable loss development	$224	$164

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
For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Unpaid Losses and Loss Expenses in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information by reserving lines.
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at March 31, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$936	$118	$2,264	$3,318	$(19)	$3,299
Global (Non-U.S.) P&C	1,162	8	851	2,021	(16)	2,005
Global Specialty	1,600	52	1,968	3,620	(130)	3,490
Catastrophe	277	51	114	442	(32)	410
Total Non-life reserves	$3,975	$229	$5,197	$9,401	$(197)	$9,204

The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at March 31, 2015. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at March 31, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,299	$3,632	$2,648
Global (Non-U.S.) P&C	2,005	2,283	1,645
Global Specialty	3,490	3,956	2,810
Catastrophe	410	454	362
It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $9,204 million of net Non-life loss reserves at March 31, 2015, net loss reserves for accident years 2005 and prior of $551 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (New Zealand Earthquakes) and the Japan earthquake and resulting tsunami (Japan Earthquake), and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events, and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at March 31, 2015.
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
The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates—Policy Benefits for Life and Annuity Contracts in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the reserving methodologies employed by the Company for its longevity, mortality and accident and health lines.
The Company’s gross and net reserves for life and health contracts by reserving line at March 31, 2015 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$7	$228	$—	$235	$(26)	$209
Longevity	1	138	370	509	(4)	505
Mortality	229	514	510	1,253	—	1,253
Total	$237	$880	$880	$1,997	$(30)	$1,967
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At March 31, 2015, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

March 31, 2015
Fixed maturities	$599
Equities	290
Other invested assets (including certain derivatives)	127
Funds held – directly managed account	12
Total	$1,028
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

Results of Operations—for the Three Months Ended March 31, 2015 and 2014
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of translation of foreign currencies.
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in the three months ended March 31, 2015 compared to the same period of 2014; and

•	the U.S. dollar ending exchange rate strengthened against most currencies, except the Swiss franc and Japanese yen, at March 31, 2015 compared to December 31, 2014.
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
The components of net income for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Underwriting result:
Non-life	$161	$161
Life and Health	11	(1)
Investment result:
Net investment income	105	117
Net realized and unrealized investment gains	116	142
Interest in (losses) earnings of equity method investments(1)	(4)	6
Corporate and Other:
Other income (loss) (2)	3	(2)
Other expenses	(58)	(29)
Interest expense	(12)	(12)
Amortization of intangible assets(3)	(7)	(7)
Net foreign exchange gains	13	—
Income tax expense	(80)	(62)
Net income	$248	$313

(1)
Interest in earnings or losses of equity method investments represents the Company’s aggregate share of earnings or losses related to several private placement investments and limited partnerships within the Corporate and Other segment.

(2)	Other income primarily relates to income on principal finance transactions within the Corporate and Other segment.

(3)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and PartnerRe Health in 2012.
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
The components of the underwriting result and combined ratio for the Non-life segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015		March 31, 2014
Current accident year technical result and ratio	$(11)	101.3%	$61	94.0%
Prior accident years technical result and ratio
Net favorable prior year loss development	224	(24.0)	164	(16.6)
Technical result and ratio, as reported	$213	77.3%	$225	77.4%
Other income	—	—	1	—
Other expenses	(52)	5.5	(65)	6.5
Underwriting result and combined ratio, as reported	$161	82.8%	$161	83.9%
The underwriting result for the Non-life segment in the three months ended March 31, 2015 was comparable to the same period of 2014 primarily due to:

•
The current accident year technical result—a decrease in the technical result (and corresponding increase in the technical ratio) which was primarily related to a modestly higher level of mid-sized loss activity in the Catastrophe and Global Specialty sub-segments, deterioration in the acquisition cost ratio in the Global Specialty and North America sub-segments, primarily driven by increasing competitive market conditions, and lower net premiums earned in the Catastrophe sub-segment.

This factor was offset by:

•
Net favorable prior year loss development—an increase of $60 million (a decrease of 7.4 points in the technical ratio) from $164 million (16.6 points on the technical ratio) in the three months ended March 31, 2014 to $224 million (24.0 points on the technical ratio) in the same period of 2015. The increase in net favorable prior year loss development was due to increases in the North America and Global Specialty sub-segments, partially offset by decreases in the Global (Non-U.S.) P&C and Catastrophe sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Other expenses—a decrease of $13 million (a decrease of 1.0 points in the combined ratio) from $65 million (6.5 points on the combined ratio) in the three months ended March 31, 2014 to $52 million (5.5 points on the combined ratio) in the same period of 2015, primarily as a result of lower information technology, facility and lower personnel costs, as well as the impact of the foreign exchange.

The combined ratio decreased by 1.1 percentage points, from 83.9% in the three months ended March 31, 2014 to 82.8% in the same period of 2015 primarily due to the same offsetting factors described above, partially reduced by the impact of lower net premiums earned.
The underwriting result for the Life and Health segment, which does not include allocated investment income, increased by $12 million, from a loss of $1 million in the three months March 31, 2014 to a gain of $11 million in the same period of 2015. The underwriting result primarily reflected a higher level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $12 million, from $117 million in the three months ended March 31, 2014 to $105 million in the same period of 2015. The decrease in net investment income was primarily attributable to lower reinvestment rates and the strengthening of the U.S. dollar against most major currencies. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment gains decreased by $26 million, from $142 million in the three months ended March 31, 2014 to $116 million in the same period of 2015. The net realized and unrealized investment gains of $116 million in the three months ended March 31, 2015 were primarily due to decreases in U.S. and European risk-free interest rates and modest improvements in equity markets, which were partially offset by realized and unrealized losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment Gains below for more details.
Other expenses included in Corporate and Other increased from $29 million in the three months ended March 31, 2014 to $58 million in the same period of 2015, primarily due to the costs related to the Amalgamation.
Interest expense in the three months ended March 31, 2015 was comparable to the same period of 2014.
Net foreign exchange gains increased by $13 million, from breakeven in the three months ended March 31, 2014 to $13 million in the same period of 2015. The net foreign exchange gains of $13 million in the three months ended March 31, 2015 resulted primarily from the gains related to the timing of our hedging activities, differences in forward points embedded in our purchases of higher yielding foreign currency hedges and the impact of certain unhedged investment portfolios. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense increased by $18 million, from $62 million in the three months ended March 31, 2014 to $80 million in the same period of 2015, primarily reflecting the geographical distribution of the Company’s pre-tax net income between its taxable and non-taxable jurisdictions. See Corporate and Other—Income Taxes below for more details.
Results by Segment
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2014 and in Note 9 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Gross premiums written	$473	$530
Net premiums written	471	527
Net premiums earned	$339	$379
Losses and loss expenses	(172)	(260)
Acquisition costs	(93)	(92)
Technical result (1)	$74	$27
Loss ratio (2)	50.7%	68.6%
Acquisition ratio (3)	27.5	24.3
Technical ratio (4)	78.2%	92.9%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 28% and 30% of total net premiums written in the three months ended March 31, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$141	30%	$65	19%	$162	31%	$104	28%
Casualty	163	35	143	42	179	34	148	39
Credit/Surety	30	7	25	8	37	7	27	7
Motor	20	4	20	6	22	4	19	5
Multiline	49	10	31	9	46	9	24	6
Property	62	13	51	15	72	14	48	13
Other	6	1	4	1	9	1	9	2
Total	$471	100%	$339	100%	$527	100%	$379	100%
Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2015 compared to the same period of 2014 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(10)%	(10)%	(10)%
Foreign exchange effect	(1)	(1)	—
Decrease as reported in U.S. dollars	(11)%	(11)%	(10)%

Gross and net premiums written and net premiums earned decreased by 10% on a constant foreign exchange basis in the three months ended March 31, 2015 compared to the same period of 2014. The decreases in gross and net premiums written were primarily driven by cancellations, non-renewals and decreased participations across various lines and lower premiums bound in the agriculture line of business, primarily due to the delayed renewal of certain significant treaties. These decreases were partially offset by new business written during 2014 and at the January 1, 2015 renewals in the property and casualty lines. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015		March 31, 2014
Current accident year technical result and ratio	$(8)	102.5%	$3	99.4%
Prior accident years technical result and ratio
Net favorable prior year loss development	82	(24.3)	24	(6.5)
Technical result and ratio, as reported	$74	78.2%	$27	92.9%

The increase of $47 million in the technical result (and the corresponding decrease of 14.7 points in the technical ratio) in the three months ended March 31, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $58 million (decrease of 17.8 points in the technical ratio) from $24 million (6.5 points on the technical ratio) in the three months ended March 31, 2014 to $82 million (24.3 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended March 31, 2015 was driven by most lines of business, predominantly the casualty line. The net favorable loss development for prior accident years in the three months ended March 31, 2014 was driven primarily by the casualty line, while the multiline, motor and agriculture lines experienced combined adverse loss development for prior accident years of $17 million.

This factor driving the increase in the technical result in the three months ended March 31, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result—a decline in the technical result (and corresponding increase in the technical ratio) primarily due to an increase in the acquisition cost ratio, driven mainly by continued pricing pressure and competitive conditions in the casualty and property lines of business and normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 77% of net premiums written in the three months ended March 31, 2015 and 2014 and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Gross premiums written	$334	$364
Net premiums written	331	361
Net premiums earned	$174	$179
Losses and loss expenses	(119)	(94)
Acquisition costs	(52)	(54)
Technical result	$3	$31
Loss ratio	68.4%	52.4%
Acquisition ratio	30.1	30.1
Technical ratio	98.5%	82.5%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 20% and 21% of total net premiums written in the three months ended March 31, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$33	10%	$15	9%	$35	10%	$15	9%
Motor	120	36	70	40	133	37	74	41
Property	178	54	89	51	193	53	90	50
Total	$331	100%	$174	100%	$361	100%	$179	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2015 compared to the same period of 2014 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	1%	1%	5%
Foreign exchange effect	(9)	(9)	(8)
Decrease as reported in U.S. dollars	(8)%	(8)%	(3)%
Gross and net premiums written increased by 1% and net premiums earned increased by 5% on a constant foreign exchange basis in the three months ended March 31, 2015 compared to the same period of 2014. The increases in gross and net premiums written resulted primarily from new business and increased participations in the property and motor lines of business, and were partially offset by the cancellation of a large contract in the motor line of business. The increase in net premiums earned was driven by the same factors and, to a greater extent, by the earning of new motor and property business written in 2014. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015		March 31, 2014

Current accident year technical result and ratio	$(15)	108.9%	$(16)	108.5%
Prior accident years technical result and ratio
Net favorable prior year loss development	18	(10.4)	47	(26.0)
Technical result and ratio, as reported	$3	98.5%	$31	82.5%
The decrease of $28 million in the technical result (and the corresponding increase of 16.0 points in the technical ratio) in the three months ended March 31, 2015 compared to the same period of 2014 was primarily attributable to a decrease in net favorable prior year loss development of $29 million (increase of 15.6 points in the technical ratio) from $47 million (26.0 points on the technical ratio) in the three months ended March 31, 2014 to $18 million (10.4 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended March 31, 2015 and 2014 was driven by most lines of business, with the property line being the most pronounced.
The current accident year technical result and ratio in the three months ended March 31, 2015 were comparable to the same period of 2014, with both periods including a relatively high level of mid-sized loss activity.
Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Gross premiums written	$427	$479
Net premiums written	362	389
Net premiums earned	$365	$355
Losses and loss expenses	(170)	(201)
Acquisition costs	(93)	(79)
Technical result	$102	$75
Loss ratio	46.7%	56.6%
Acquisition ratio	25.4	22.4
Technical ratio	72.1%	79.0%
Premiums
The Global Specialty sub-segment represented 22% and 23% of total net premiums written in the three months ended March 31, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$53	15%	$32	9%	$49	13%	$26	8%
Aviation / Space	39	11	51	14	32	8	46	13
Credit / Surety	53	14	54	15	76	19	69	19
Energy	17	4	20	5	11	3	19	5
Engineering	39	11	42	12	40	10	46	13
Marine	40	11	50	14	63	16	67	19
Multiline	44	12	34	9	38	10	15	4
Specialty casualty	40	11	36	10	52	14	31	9
Specialty property	31	9	45	12	24	6	36	10
Other	6	2	1	—	4	1	—	—
Total	$362	100%	$365	100%	$389	100%	$355	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2015 compared to the same period of 2014 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
(Decrease) increase in original currency	(5)%	—%	8%
Foreign exchange effect	(6)	(7)	(5)
(Decrease) increase as reported in U.S. dollars	(11)%	(7)%	3%
Gross premiums written decreased by 5%, net premiums written were flat and net premiums earned increased by 8% on a constant foreign exchange basis in the three months ended March 31, 2015 compared to the same period of 2014. The decrease in gross premiums written was driven mainly by cancellations, downward premium adjustments and reduced participations following the January 1, 2015 renewals in the marine, credit/surety and specialty casualty lines of business and was partially offset by new business written in the agriculture and multiline lines of business. Net premiums written were flat, reflecting the same factors driving the decrease in gross premiums written, which were entirely offset by lower premiums ceded under the 2015 retrocessional programs as a result of coverage optimization and improved retrocessional pricing. The increase in net premiums earned compared to flat net premiums written was mainly as a result of the earning of new business that was written in 2014 and the earning of the lower premiums ceded under the 2015 retrocessional program. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015		March 31, 2014
Current accident year technical result and ratio	$(8)	102.1%	$16	95.7%
Prior accident years technical result and ratio
Net favorable prior year loss development	110	(30.0)	59	(16.7)
Technical result and ratio, as reported	$102	72.1%	$75	79.0%

The increase of $27 million in the technical result (and the corresponding decrease of 6.9 points in the technical ratio) in the three months ended March 31, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $51 million (decrease of 13.3 points in the technical ratio) from $59 million (16.7 points on the technical ratio) in the three months ended March 31, 2014 to $110 million (30.0 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended March 31, 2015 was driven by most lines of business, primarily the marine, specialty casualty, aviation/space and credit surety lines. The net favorable loss development for prior accident years in the three months ended March 31, 2014 was driven by most lines of business, predominantly the marine and aviation/space lines, while the credit/surety line experienced adverse loss development of $15 million.

This factor driving the increase in the technical result in the three months ended March 31, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result—a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to a higher level of mid-sized loss activity and an increase in the acquisition cost ratio. The increase in the acquisition cost ratio was driven by an unfavorable adjustment recorded in the aviation/space line of business, higher commissions in certain other lines of business in the three months ended March 31, 2015, favorable profit commission adjustments in the same period of 2014 and normal fluctuations in profitability between periods.

Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and, as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for both the three months ended March 31, 2015 and 2014 included no catastrophic loss activity.
The Catastrophe sub-segment results are presented before the inter-company quota share of a diversified portfolio of catastrophe treaties to the Company’s fully collateralized reinsurance vehicle, Lorenz Re Ltd. (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).
The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Gross premiums written	$191	$210
Net premiums written	176	179
Net premiums earned	$58	$79
Losses and loss expenses	(20)	21
Acquisition costs	(4)	(8)
Technical result	$34	$92
Loss ratio	33.7%	(26.5)%
Acquisition ratio	7.0	10.1
Technical ratio	40.7%	(16.4)%
Premiums
The Catastrophe sub-segment represented 11% and 10% of total net premiums written in the three months ended March 31, 2015 and 2014, respectively.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2015 compared to the same period of 2014 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
(Decrease) increase in original currency	(3)%	5%	(17)%
Foreign exchange effect	(6)	(7)	(9)
Decrease as reported in U.S. dollars	(9)%	(2)%	(26)%
Gross premiums written decreased by 3%, net premiums written increased by 5% and net premiums earned decreased by 17% on a constant foreign exchange basis in the three months ended March 31, 2015 compared to the same period of 2014. The decrease in gross premiums written was primarily due to cancellations, non-renewals and reduced participations and was partially offset by new business written. The increase in net premiums written was primarily driven by the extension of the 2014 proportional retrocessional program by one quarter to March 31, 2015, and was partially offset by the same factors driving the decrease in gross premiums written. Net premiums earned decreased primarily due to the cancellations, non-renewals, reduced participations and the lower level of premiums ceded that did not have an impact on net premiums earned, as the first quarters of 2015 and 2014 both had a full quarter of ceded premiums earned.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015		March 31, 2014
Current accident year technical result and ratio	$20	65.0%	$58	26.6%
Prior accident years technical result and ratio
Net favorable prior year loss development	14	(24.3)	34	(43.0)
Technical result and ratio, as reported	$34	40.7%	$92	(16.4)%
The decrease of $58 million in the technical result (and the corresponding increase of 57.1 points in the technical ratio) in the three months ended March 31, 2015 compared to the same period of 2014 was primarily attributable to:

•
The current accident year technical result—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to a modestly higher level of mid-sized loss activity and the impact of lower net premiums earned, which in the absence of catastrophic losses directly impacts the technical result, in the three months ended March 31, 2015 compared to the same period of 2014. The decrease in net premiums earned was driven by rate reductions and modest reductions in exposure as a result of profitability concerns.

•
Net favorable prior year loss development—a decrease of $20 million (increase of 18.7 points in the technical ratio) from $34 million (43.0 points on the technical ratio) in the three months ended March 31, 2014 to $14 million (24.3 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended March 31, 2015 and 2014 was primarily due to net favorable loss emergence.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and accident and health business written in the U.S.
At the time of the acquisition of PartnerRe Health in December 2012, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and as of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third-party insurance companies. This transition continues to affect the period over period comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs in the three months ended March 31, 2015 compared to the same period of 2014.

The components of the allocated underwriting result for this segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Gross premiums written	$324	$289
Net premiums written	313	282
Net premiums earned	$299	$262
Life policy benefits	(240)	(215)
Acquisition costs	(34)	(32)
Technical result	$25	$15
Other income	1	1
Other expenses	(15)	(17)
Net investment income	14	15
Allocated underwriting result (1)	$25	$14

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other operating expenses.
Premiums
The Life and Health segment represented 19% and 16% of total net premiums written in the three months ended March 31, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this segment for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2015				For the three months ended March 31, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$84	27%	$85	28%	$46	16%	$45	17%
Longevity	69	22	69	23	69	25	70	27
Mortality	160	51	145	49	167	59	147	56
Total	$313	100%	$299	100%	$282	100%	$262	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2015 compared to the same period of 2014 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	20%	19%	21%
Foreign exchange effect	(8)	(8)	(7)
Increase as reported in U.S. dollars	12%	11%	14%
Gross and net premiums written and net premiums earned increased by 20%, 19% and 21% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2015 compared to the same period of 2014. The increases in gross and net premiums written and net premiums earned were driven by PartnerRe Health's accident and health business and, to a lesser extent, new short-term business written in the mortality line and new business written in the longevity line. The increase in the accident and health line was primarily driven by PartnerRe Health’s continuing transition from an MGA to a carrier, timing differences that affect comparability and continued growth arising primarily from the Patient Protection and Affordable Care Act. These increases were partially offset by non-renewals driven by increased cedant retentions and increased market competition.
Allocated underwriting result
The allocated underwriting result increased by $11 million, from $14 million in the three months ended March 31, 2014 to $25 million in the same period of 2015, primarily due to a higher level of net favorable prior year loss development from both the mortality and accident and health lines of business.

The increase in net favorable prior year loss development of $11 million resulted from net favorable loss development of $14 million in the three months ended March 31, 2015 compared to $3 million in the same period of 2014. The net favorable prior year loss development of $14 million during the three months ended March 31, 2015 was primarily related to the PartnerRe Health business, improvements in the capital markets which had a positive impact on the GMDB business, and the short-term mortality business. The net favorable prior year loss development of $3 million during the three months ended March 31, 2014 was primarily related to the GMDB business, driven by improvements in the capital markets and favorable actual versus expected claims paid experience, and PartnerRe Health’s business, which was partially offset by increased claims activity reported by cedants related to certain short-term mortality business.
Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Non-life
Property and casualty
Casualty	12%	12%
Motor	8	9
Multiline and other	6	5
Property	15	15
Specialty
Agriculture	12	12
Aviation / Space	2	2
Catastrophe	11	10
Credit / Surety	5	7
Energy	1	1
Engineering	2	2
Marine	2	4
Specialty casualty	3	3
Specialty property	2	2
Life and Health	19	16
Total	100%	100%
The changes in the distribution of net premiums written by line of business between the three months ended March 31, 2015 and the same period of 2014 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Credit / Surety: the decrease in the distribution of net premiums written in the three months ended March 31, 2015 compared to the same period of 2014 was primarily driven by decreased participations and downward premium adjustments in the Global Specialty and North America sub-segments.

•
Marine: the decrease in the distribution of net premiums written in the three months ended March 31, 2015 compared to the same period of 2014 was primarily driven by cancellations, downward premium adjustments and decreased participations in the Global Specialty sub-segment.

•
Life and Health: the increase in the distribution of net premiums written in the three months ended March 31, 2015 compared to the same period of 2014 was driven by increases in the accident and health line due to PartnerRe Health’s business and, to a lesser extent, increases in the mortality line, as described in the Life and Health segment above.

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
The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Non-life segment
Proportional	47%	50%
Non-proportional	28	30
Facultative	6	5
Life and Health segment
Proportional	17	12
Non-proportional	2	3
Total	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types. The changes in distribution of gross premiums written by reinsurance type for the three months ended March 31, 2015 compared to the same period of 2014 primarily related to a relative increase in the proportional gross premiums written in the Life and Health segment, as described above, which reduced the distribution of gross premiums written by type of business in the Non-life segment.
Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Asia, Australia and New Zealand	10%	9%
Europe	43	45
Latin America, Caribbean and Africa	9	8
North America	38	38
Total	100%	100%
The modest decrease in the relative distribution of gross premiums written in Europe during the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to the impact of the strengthening of the U.S. dollar against the euro, which also impacted the relative distribution for other geographic regions.
Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Broker	69%	71%
Direct	31	29
Total	100%	100%

The percentage of gross premiums written through brokers in the three months ended March 31, 2015 decreased compared to the same period of 2014 due to the impact of foreign exchange, which decreased gross premiums written in Europe. Premiums written in Europe are primarily written through brokers.

Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.
Net Investment Income
Net investment income by asset source for the three months ended March 31, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Fixed maturities	$103	$111
Equities	6	7
Funds held and other	5	8
Funds held – directly managed	3	4
Investment expenses	(12)	(13)
Net investment income	$105	$117
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
Net investment income decreased in the three months ended March 31, 2015 compared to the same period of 2014 due to:

•	a decrease in net investment income from fixed maturities primarily due to lower reinvestment rates;

•	the strengthening of the U.S. dollar against most major currencies; and

•	a decrease in investment income from funds held, primarily due to a one-time adjustment on a non-standard annuity contract.
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
The components of net realized and unrealized investment gains for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Net realized investment gains on fixed maturities and short-term investments	$52	$25
Net realized investment gains on equities	20	1
Net realized investment (losses) gains on other invested assets	(8)	10
Change in net unrealized investment losses on other invested assets	(21)	(26)
Change in net unrealized investment gains on fixed maturities and short-term investments	77	120
Change in net unrealized investment losses (gains) on equities	(7)	10
Net other realized and unrealized investment gains	—	1
Net realized and unrealized investment gains on funds held – directly managed	3	1
Net realized and unrealized investment gains	$116	$142
Net realized and unrealized investment gains decreased by $26 million, from $142 million in the three months ended March 31, 2014 to $116 million in the same period of 2015. The net realized and unrealized investment gains of $116 million in the three months ended March 31, 2015 were primarily due to decreases in U.S. and European risk-free interest rates and modest improvements in equity markets, which were partially offset by realized and unrealized losses on treasury note futures. Net realized and unrealized investment gains of $142 million in the three months ended March 31, 2014 were primarily due to modest decreases in longer-term risk-free interest rates, slightly narrowing credit spreads and modest improvements in worldwide equity markets, which were partially offset by unrealized losses on treasury note futures.
Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $29 million and $16 million in the three months ended March 31, 2015 and 2014, respectively, and primarily related to treasury note futures.
Other Expenses
The Company’s total other expenses for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Other expenses	$125	$111
Other expenses as a % of total net premiums earned (Non-life and Life and Health)	10.1%	8.9%
Other expenses increased by $14 million, or 12%, from $111 million in the three months ended March 31, 2014 to $125 million in the same period of 2015 primarily due to costs related to the Amalgamation of $31 million in the three months ended March 31, 2015, partially offset by lower information technology, facility and lower personnel costs, as well as the impact of foreign exchange in the three months ended March 31, 2015 compared to the same period of 2014.
Income Taxes
The effective income tax rate, which the Company calculates as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned, the geographic location, quantum and nature of net losses and loss expenses incurred, the quantum and geographic location of other expenses, net investment income, net realized and changes in unrealized investment gains and losses and the quantum of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, a non-taxable jurisdiction, including the majority of the Company’s catastrophe business, which can result in significant volatility in the Company’s pre-tax net income or loss from period to period.

The Company’s income tax expense and effective income tax rate for the three months ended March 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2015	March 31, 2014
Income tax expense	$80	$62
Effective income tax rate	24.3%	16.6%
Income tax expense and the effective income tax rate during the three months ended March 31, 2015 were $80 million and 24.3%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate reflect approximately half of the Company’s pre-tax net income being recorded in its taxable jurisdictions. The Company’s pre-tax net income recorded in taxable jurisdictions was driven by net realized and unrealized investment gains, foreign exchange gains and strong net favorable prior year loss development. The Company's pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of catastrophic losses, strong net favorable prior year loss development and costs related to the Amalgamation.
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
Financial Condition, Liquidity and Capital Resources
The Company purchased, as part of its acquisition of Paris Re in 2009, an investment portfolio and a funds held – directly managed account. The discussion of the acquired Paris Re investment portfolio is included in the discussion of Investments below. The discussion of the segregated investment portfolio underlying the funds held – directly managed account is included separately in Funds Held – Directly Managed below.
Investments
Investment philosophy
The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company’s total invested assets (including funds held – directly managed and net payable for securities purchased) at March 31, 2015 and December 31, 2014 were split between liability and capital funds as follows (in millions of U.S. dollars):

	March 31, 2015	% of Total Invested Assets	December 31, 2014	% of Total Invested Assets
Liability funds	$9,212	54%	$9,723	56%
Capital funds	7,772	46	7,570	44
Total invested assets	$16,984	100%	$17,293	100%
The decrease of $197 million in total invested assets at March 31, 2015 compared to December 31, 2014 was primarily related to a decrease in fixed maturities, which was partially offset by increases in equities. The decrease in fixed maturities was primarily related to the impact of the strengthening of the U.S. dollar against most major currencies, partially offset by decreases in U.S. and European risk-free interest rates. The increase in equities was primarily related to the purchase of preferred shares in two large closed-end mutual funds holding municipal bonds.

The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at March 31, 2015 compared to December 31, 2014 was primarily driven by the impact of the strengthening of the U.S. dollar, resulting in the U.S. dollar translated balances for unpaid losses and loss expenses and policy benefits for life and annuity contracts being lower, which was partially offset by an increase in net reinsurance assets related to new business written during the three months ended March 31, 2015.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The increase in the capital funds at March 31, 2015 compared to December 31, 2014 was primarily driven by the decrease in liability funds as described above. At March 31, 2015, approximately 62% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) were $16.5 billion at March 31, 2015 compared to $16.6 billion at December 31, 2014. The major factors contributing to the decrease in the three months ended March 31, 2015 were:

•	the impact of foreign exchange of $365 million due to the strengthening of the U.S. dollar against most major currencies;

•	dividend payments on common and preferred shares totaling $47 million;

•
net decrease of $47 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $12 million; and

•	various other factors which net to approximately $53 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $139 million;

•
net realized and unrealized gains related to the investment portfolio of $113 million, primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $129 million, reflecting decreases in U.S. and European risk-free interest rates, and an increase in the equity portfolio of $13 million. These factors were partially offset by a decrease in other invested assets of $29 million, primarily driven by losses on treasury note futures (see discussion related to duration below); and

•	an increase in net payable for securities purchased of $100 million.
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
At March 31, 2015, approximately 95% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 89% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
Average credit quality	A		A
Average yield to maturity	2.3%		2.4%
Expected average duration	3.5	years	3.7	years
The average credit quality and yield to maturity of fixed maturities and short-term investments at March 31, 2015 were comparable to December 31, 2014.

The expected average duration of fixed maturities and short-term investments decreased to 3.5 years at March 31, 2015 compared to 3.7 years at December 31, 2014, primarily due to a decrease in the measured duration of the underlying reinsurance liabilities and a decrease in U.S. and European risk-free interest rates. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.2 years to 3.5 years at March 31, 2015, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 1.4% in the three months ended March 31, 2015, compared to 1.7% in the same period of 2014. The total accounting return in the three months ended March 31, 2015 was primarily due to decreases in U.S. and European risk-free interest rates, while the same period of 2014 mainly reflects modest decreases in longer-term risk-free interest rates, narrowing credit spreads and modest improvements in equity markets.
The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at March 31, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,212	$2,241	$—	$2,241	$—	$—	$—
U.S. government sponsored enterprises	57	58	—	58	—	—	—
U.S. states, territories and municipalities	602	621	131	310	—	—	180
Non-U.S. sovereign government, supranational and government related	1,453	1,557	470	784	183	96	24
Corporate	5,221	5,495	149	487	2,177	2,184	498
Asset-backed securities	1,099	1,122	273	195	145	21	488
Residential mortgage-backed securities	2,223	2,263	269	1,927	52	—	15
Other mortgage-backed securities	54	55	15	16	19	3	2
Fixed maturities	$12,921	$13,412	$1,307	$6,018	$2,576	$2,304	$1,207
Short-term investments	20	20	1	17	1	—	1
Total fixed maturities and short-term investments	$12,941	$13,432	$1,308	$6,035	$2,577	$2,304	$1,208
Equities	1,115	1,320
Total	$14,056	$14,752
% of Total fixed maturities and short-term investments			10%	45%	19%	17%	9%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The decrease of $0.5 billion in the fair value of the Company’s fixed maturities from $13.9 billion at December 31, 2014 to $13.4 billion at March 31, 2015 primarily reflects strengthening of the U.S. dollar against most major currencies and cash flows due to asset allocation movements, which were partially offset by the impact of the decreases in U.S. and European risk-free interest rates and net investment income. At March 31, 2015, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2014 as the Company decreased its holdings of non-U.S. government bonds (primarily due to better matching of reinsurance liabilities) and increased its holdings of U.S. states, territories and municipalities securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known, and other federally owned or established corporations). At March 31, 2015, 66% of this category was rated AA with the remaining 34%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at March 31, 2015 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
March 31, 2015					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$116	$—	$329	$445	$155	$188	$102	$—	$—
Singapore	91	—	—	91	91	—	—	—	—
New Zealand	73	—	—	73	—	73	—	—	—
All Other	202	—	—	202	—	34	60	96	12
Total Non-European Union	$482	$—	$329	$811	$246	$295	$162	$96	$12
European Union
France	$166	$—	$22	$188	$—	$188	$—	$—	$—
Germany	117	—	—	117	117	—	—	—	—
Austria	106	—	—	106	—	106	—	—	—
Belgium	97	—	—	97	—	97	—	—	—
Supranational	—	95	—	95	3	92	—	—	—
Netherlands	95	—	—	95	95	—	—	—	—
All Other	48	—	—	48	9	6	21	—	12
Total European Union	$629	$95	$22	$746	$224	$489	$21	$—	$12
Total	$1,111	$95	$351	$1,557	$470	$784	$183	$96	$24
% of Total	71%	6%	23%	100%	30%	50%	12%	6%	2%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At March 31, 2015, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at March 31, 2015 were as follows (in millions of U.S. dollars):

March 31, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$836	$388	$1,224	22%
Consumer noncyclical	561	213	774	14
Communications	357	263	620	11
Utilities	276	327	603	11
Energy	275	204	479	9
Consumer cyclical	335	114	449	8
Industrials	334	115	449	8
Insurance	232	54	286	5
Basic materials	69	95	164	3
Real estate investment trusts	109	11	120	2
Technology	118	—	118	2
Catastrophe bonds	—	87	87	2
Government guaranteed corporate debt	—	63	63	1
All Other	36	23	59	2
Total	$3,538	$1,957	$5,495	100%
% of Total	64%	36%	100%
At March 31, 2015, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.
At March 31, 2015, the ten largest issuers accounted for 16% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 97% of corporate bonds were rated investment grade and 76% were rated A- or better at March 31, 2015.
At March 31, 2015, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

March 31, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$106	$362	$468
Netherlands	—	104	183	287
France	—	27	156	183
Italy	—	17	73	90
Germany	63	6	16	85
Spain	—	15	68	83
Luxembourg	—	—	59	59
Ireland	—	11	34	45
All Other	—	5	55	60
Total	$63	$291	$1,006	$1,360
% of Total	5%	21%	74%	100%
At March 31, 2015, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation and held less than $44 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at March 31, 2015 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
March 31, 2015	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$137	$133	$87	$—	$467	$824
Non-U.S.	—	—	136	62	58	21	21	298
Asset-backed securities	$—	$—	$273	$195	$145	$21	$488	$1,122
Residential mortgage-backed securities
U.S.	$419	$1,462	$7	$—	$—	$—	$15	$1,903
Non-U.S.	—	—	262	46	52	—	—	360
Residential mortgage-backed securities	$419	$1,462	$269	$46	$52	$—	$15	$2,263
Other mortgage-backed securities
U.S.	$5	$—	$8	$11	$19	$3	$2	$48
Non-U.S.	—	—	7	—	—	—	—	7
Other mortgage-backed securities	$5	$—	$15	$11	$19	$3	$2	$55
Total	$424	$1,462	$557	$252	$216	$24	$505	$3,440
% of Total	12%	43%	16%	7%	6%	1%	15%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at March 31, 2015, other than $21 million of investments in distressed asset vehicles (included in Other invested assets). At March 31, 2015, the Company’s U.S. residential mortgage-backed securities included approximately $6 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At March 31, 2015, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2015	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB	Below investment grade / Unrated
Country
U.S.	$17	$—	$—	$17	$—	$17	$—	$—	$—
All Other	—	2	1	3	1	—	1	—	1
Total	$17	$2	$1	$20	$1	$17	$1	$—	$1
% of Total	87%	7%	6%	100%	5%	87%	2%	—%	6%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at March 31, 2015 were as follows (in millions of U.S. dollars):

March 31, 2015	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$177	19%
Insurance	129	14
Consumer noncyclical	114	12
Energy	109	12
Finance	104	11
Technology	65	7
Consumer cyclical	60	7
Industrials	58	6
Communications	53	6
All Other	51	6
Total	$920	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	142
Funds holding fixed income securities	258
Total equities	$1,320
At March 31, 2015, the Company’s “insurance sector” equities included an investment of $98 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At March 31, 2015, U.S. issuers represented 62% of the publicly traded common stocks and ETFs. At March 31, 2015, the ten largest common stocks accounted for 26% of equities (excluding equities held in ETFs and funds holding fixed income securities). At March 31, 2015, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At March 31, 2015, approximately 18% (or $73 million) of funds and ETFs holding equities were emerging markets funds. At March 31, 2015, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At March 31, 2015, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at March 31, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

March 31, 2015	Cost	Fair Value
One year or less	$257	$257
More than one year through five years	4,556	4,694
More than five years through ten years	3,524	3,669
More than ten years	1,228	1,372
Subtotal	$9,565	$9,992
Mortgage/asset-backed securities	3,376	3,440
Total	$12,941	$13,432
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At March 31, 2015, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at March 31, 2015 were as follows (in millions of U.S. dollars):

March 31, 2015	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$210	$	n/a
Asset-backed securities (including annuities and residuals)	12		n/a
Notes and loan receivables and notes securitizations	51		n/a
Total return swaps	(1)		43
Interest rate swaps (2)	(21)		201
Insurance-linked securities (3)	—		145
Futures contracts	(21)		2,741
Foreign exchange forward contracts	8		2,079
Foreign currency option contracts	2		70
To-be-announced mortgage-backed securities (TBAs)	1		281
Other	46		n/a
Total	$287

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At March 31, 2015, the Company’s strategic investments included $210 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $137 million are recorded in equities and other assets at March 31, 2015.

At March 31, 2015, the Company’s principal finance activities included $78 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2015, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at March 31, 2015, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At March 31, 2015, the Company’s Other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $2 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at March 31, 2015 is discussed below.
At March 31, 2015, substantially all (more than 99%) of the fixed income investments underlying the funds held – directly managed account were publicly traded and were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
Average credit quality	AA		AA
Average yield to maturity	0.8%		1.0%
Expected average duration	3.3	years	3.4	years

The average credit quality and expected average duration of the fixed maturities underlying the funds held – directly managed account at March 31, 2015 were comparable to December 31, 2014.
The decrease in the average yield to maturity of fixed maturities underlying the funds held – directly managed account at March 31, 2015 compared to December 31, 2014 was primarily due to the sale and maturity of higher yielding investments (which were used to pay losses related to the run-off of the underlying reserves) and decreases in U.S. and European risk-free interest rates.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at March 31, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$104	$107	$—	$107	$—	$—
U.S. government sponsored enterprises	47	49	—	49	—	—
Non-U.S. sovereign government, supranational and government related	102	111	28	68	15	—
Corporate	137	145	17	45	54	29
Fixed maturities	$390	$412	$45	$269	$69	$29
Short-term investments	11	11	—	11	—	—
Total fixed maturities and short-term investments	$401	$423	$45	$280	$69	$29
Other invested assets	23	12
Total (3)	$424	$435
% of Total fixed maturities			11%	66%	16%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $435 million of investments underlying the funds held – directly managed account at March 31, 2015, the funds held – directly managed account also includes cash and cash equivalents of $54 million, accrued investment income of $5 million and other assets and liabilities related to the underlying business of $99 million. Accordingly, the total balance in the funds held – directly managed account was $593 million at March 31, 2015.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $473 million at December 31, 2014 to $435 million at March 31, 2015 was primarily related to the impact of the strengthening of the U.S. dollar against most major currencies and the run-off of the underlying liabilities associated with this account.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At March 31, 2015, 83% of this category was rated AA with the remaining 17%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at March 31, 2015 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2015	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$17	$20	$5	$4	$11
All Other	—	3	—	3	3	—	—
Total Non-European Union	$3	$3	$17	$23	$8	$4	$11
European Union				—
France	$19	$—	$21	$40	$1	39	$—
Belgium	17	—	—	17	—	17	—
All Other	9	21	1	31	19	8	4
Total European Union	$45	$21	$22	$88	$20	$64	$4
Total	$48	$24	$39	$111	$28	$68	$15
% of Total	43%	22%	35%	100%	25%	61%	14%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At March 31, 2015, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at March 31, 2015 were as follows (in millions of U.S. dollars):

March 31, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$9	$29	$38	27%
Consumer noncyclical	18	6	24	16
Energy	6	16	22	15
Utilities	4	13	17	11
Communications	5	6	11	8
Basic materials	5	5	10	7
Consumer cyclical	7	1	8	6
Industrials	3	1	4	3
All Other	7	4	11	7
Total	$64	$81	$145	100%
% of Total	44%	56%	100%
At March 31, 2015, other than the U.S., Netherlands and France, which accounted for 44%, 15% and 11%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At March 31, 2015, the ten largest issuers accounted for 41% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 7% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At March 31, 2015, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% were rated A- or better.

At March 31, 2015, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

March 31, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
Netherlands	$—	$8	$13	$21
France	—	5	11	16
United Kingdom	1	5	2	8
Germany	3	—	2	5
All Other	—	5	5	10
Total	$4	$23	$33	$60
% of Total	6%	39%	55%	100%
At March 31, 2015, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at March 31, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

March 31, 2015	Cost	Fair Value
One year or less	$71	$71
More than one year through five years	199	210
More than five years through ten years	131	142
Total	$401	$423
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
European Exposures
For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources—Investments—European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the three months ended March 31, 2015.
The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company’s exposure to the European sovereign debt crisis.
Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at March 31, 2015 have not changed significantly since December 31, 2014. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2015.
At March 31, 2015 and December 31, 2014, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	March 31, 2015	December 31, 2014
Gross Non-life reserves for unpaid losses and loss expenses	$9,401	$9,746
Net Non-life reserves for unpaid losses and loss expenses	9,204	9,531
Net reserves guaranteed by Colisée Re	551	575
The net Non-life reserves for unpaid losses and loss expenses at March 31, 2015 and December 31, 2014 include $551 million and $575 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2015 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2015
Net liability at December 31, 2014	$9,531
Net incurred losses related to:
Current year	705
Prior years	(224)
481
Change in Colisée Re Reserve Agreement	13
Net paid losses	(472)
Effects of foreign exchange rate changes	(349)
Net liability at March 31, 2015	$9,204
The decrease in net Non-life reserves for unpaid losses and loss expenses from $9,531 million at December 31, 2014 to $9,204 million at March 31, 2015 primarily reflects the impact of the strengthening of the U.S. dollar against most major currencies, with net incurred losses being partially offset by net paid losses during the three months ended March 31, 2015.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.
Policy Benefits for Life and Annuity Contracts
At March 31, 2015 and December 31, 2014, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	March 31, 2015	December 31, 2014
Gross policy benefits for life and annuity contracts	$1,997	$2,050
Net policy benefits for life and annuity contracts	1,967	2,021

The net policy benefits for life and annuity contracts for the three months ended March 31, 2015 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2015
Net liability at December 31, 2014	$2,021
Net incurred losses related to:
Current year	254
Prior years	(14)
240
Net paid losses	(166)
Effects of foreign exchange rate changes	(128)
Net liability at March 31, 2015	$1,967
The decrease in net policy benefits for life and annuity contracts from $2,021 million at December 31, 2014 to $1,967 million at March 31, 2015 was primarily due to paid losses and the impact of the strengthening of the U.S. dollar against most major currencies, which were partially offset by net incurred losses. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Reinsurance Recoverable on Paid and Unpaid Losses
The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.
Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.
Other than the items discussed below, the Company’s contractual obligations at March 31, 2015 have not changed materially compared to December 31, 2014.
In connection with the Amalgamation Agreement, the Company expects to incur further charges between $30 million and $35 million related to professional costs. The Company expects to incur these costs primarily in 2015.
In accordance with the terms of the Amalgamation Agreement and Amendment to the Amalgamation Agreement, the Company would be obligated to pay AXIS a no approval fee of $55 million if the Company’s shareholders do not approve the transaction. If the Amalgamation Agreement is terminated for certain other reasons described in the Amalgamation Agreement or in certain circumstances the Company enters into a similar transaction with a third party in the 12 months following termination of the Amalgamation Agreement, the Company would be obligated to pay AXIS an aggregate termination fee of $280 million (less any termination fee already paid). In all such cases, the Company would be obligated to reimburse AXIS for costs and expenses incurred in connection with the Amalgamation Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.
Following the signing of the Amalgamation Agreement, the Company has entered into agreements with certain employees that provide for the payment of a cash retention award payable if the employee maintains an active employee status through a pre-determined future date and fulfills certain conduct and performance-related conditions. The award payments are payable on the successful closing of the proposed Amalgamation.

Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $7.2 billion at March 31, 2015, a 2% increase compared to $7.0 billion at December 31, 2014. The major factors contributing to the increase in shareholders’ equity during the three months ended March 31, 2015 were:

•	comprehensive income of $243 million, which was primarily related to net income; partially offset by

•
a net decrease of $47 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $12 million; and

•	dividend payments of $47 million related to the Company’s common and preferred shares.
See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2015.
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
The capital structure of the Company at March 31, 2015 and December 31, 2014 was as follows (in millions of U.S. dollars):

	March 31, 2015		December 31, 2014
Capital Structure:
Senior notes(1)	$750	9%	$750	9%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,344	79	6,195	79
Total Capital	$8,011	100%	$7,862	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

The increase in total capital during the three months ended March 31, 2015 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at March 31, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2015. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s indebtedness.

Shareholders’ Equity
Share Repurchases
In September 2014, the Board approved a new share repurchase authorization of up to a total of 5 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At March 31, 2015, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.6 million common shares were held in treasury and are available for reissuance. Following the announcement of the Amalgamation Agreement, the Company suspended its repurchase activities.
During the period from January 1, 2015 to the announcement of the Amalgamation on January 25, 2015, the Company repurchased 0.5 million common shares at a total cost of $59 million, representing an average cost of $112.89 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2014 of approximately 11%. See Shareholders’ Equity and Capital Resources Management—Shareholders' Equity in Item 7 of Part II and Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information related to the shareholders' equity.
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2015 and December 31, 2014, cash and cash equivalents were $1.4 billion and $1.3 billion, respectively. The increase in cash and cash equivalents was primarily due to net investment income and cash provided by underwriting activities, which was partially offset by the Company’s share repurchases, dividend payments and taxes paid.
Net cash provided by operating activities was $139 million in the three months ended March 31, 2015 compared to $79 million in same period of 2014. The increase in net cash provided by operating activities in the three months ended March 31, 2015 was mainly due to lower taxes paid compared to the same period of 2014.
Net cash provided by investing activities was $115 million in the three months ended March 31, 2015 compared to net cash used in investing activities of $71 million in the same period of 2014. The net cash provided by investing activities in the three months ended March 31, 2015 primarily reflects the timing of activity, with investment purchases executed at quarter end settling after quarter end.
Net cash used in financing activities was $123 million in the three months ended March 31, 2015 compared to $232 million in the same period of 2014. Net cash used in financing activities in the three months ended March 31, 2015 and 2014 was primarily related to the Company’s share repurchases and dividend payments on common and preferred shares.
At March 31, 2015, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings.
The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company's ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $16.5 billion at March 31, 2015, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $13.6 billion.
Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. During the three months ended March 31, 2015 and following the announcement of the Company's proposed Amalgamation, Moody's affirmed the Company's rating with a stable outlook. Standard & Poor's, A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively. All three agencies cited concerns over the transaction, including the risks associated with the execution and integration, along with management retention risk in light of the complexity and scale of the Amalgamation. Standard & Poor’s Rating services subsequently affirmed its A- long-term counterparty credit ratings on the Company, including its A+ long-term counterparty credit and financial strength ratings on the operating companies and removed them from CreditWatch with negative implications. The Company is in dialogue with A.M. Best and Fitch to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs, and success of the integration.

There were no other changes in the Company’s current financial strength ratings at March 31, 2015 compared to December 31, 2014. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. The Company’s credit facilities have not changed significantly since December 31, 2014. See Credit Agreements in Item 7 of Part II and Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information related to the credit facilities available to the Company.
Currency
See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the three months ended March 31, 2015.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account modestly decreased during the three months ended March 31, 2015 primarily due to the translation of the Company’s branches with a Canadian dollar functional currency, which was partially offset by a gain on a designated net investment hedge as described below.
The reconciliation of the currency translation adjustment for the three months ended March 31, 2015 was as follows (in millions of U.S. dollars):

For the three months ended March 31, 2015
Currency translation adjustment at December 31, 2014	$(8)
Change in foreign currency translation adjustment included in accumulated other comprehensive income	(5)
Change in net unrealized gain on designated net investment hedges included in accumulated other comprehensive income	3
Currency translation adjustment at March 31, 2015	$(10)
From time to time, the Company enters into net investment hedges. On March 31, 2015, the Company entered into foreign exchange forward contracts (with notional amounts of €250 million) to hedge a portion of its net investment exposure to the euro against the U.S. dollar.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion of market risks at March 31, 2015 focuses only on material changes from December 31, 2014 in the Company’s market risk exposures, or how those exposures are managed.

Interest Rate Risk
The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
At March 31, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,670	7%	$15,155	4%	$14,640	$14,125	(4)%	$13,610	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	508	7	492	3	476	460	(3)	444	(7)
Total invested assets (3)	18,158	6	17,627	3	17,096	16,565	(3)	16,034	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	8,259	15	7,728	7	7,197	6,666	(7)	6,135	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2015 compared to December 31, 2014.
For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For additional information related to the Company’s debt obligations also see Note 4 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

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
At March 31, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,530	6%	$15,085	3%	$14,640	$14,195	(3)%	$13,750	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	490	3	483	1	476	469	(1)	462	(3)
Total invested assets (3)	18,000	5	17,548	3	17,096	16,644	(3)	16,192	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	8,101	13	7,649	6	7,197	6,745	(6)	6,293	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2015 compared to December 31, 2014.
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

The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at March 31, 2015 to foreign currency, as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	SGD	NZD	Other	Total (1)
Total assets	$3,038	$1,828	$883	$155	$97	$855	$6,856
Total liabilities	(3,560)	(1,274)	(409)	(22)	(202)	(1,504)	(6,971)
Total gross foreign currency exposure	(522)	554	474	133	(105)	(649)	(115)
Total derivative amount	116	(536)	(22)	(18)	117	778	435
Net foreign currency exposure	$(406)	$18	$452	$115	$12	$129	$320

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2015.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the three months ended March 31, 2015 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.
At March 31, 2015, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $32 million and $64 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At March 31, 2015, approximately 74% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 9% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At March 31, 2015, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 11% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 2% of total investments and cash (excluding the funds held – directly managed account) at March 31, 2015. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 17% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at March 31, 2015. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 7% and 42% of total corporate fixed maturity securities underlying the funds held – directly managed account at March 31, 2015, respectively.
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

•
the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014);

•	as it relates to its business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at March 31, 2015, compared to December 31, 2014. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of credit risks.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $1,062 million, excluding funds holding fixed income securities of $258 million) at March 31, 2015. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2015 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2015	10% Increase	% Change	20% Increase	% Change
Equities (1)	$866	(19)%	$964	(9)%	$1,062	$1,160	9%	$1,258	18%
Total invested assets (2)	16,900	(1)	16,998	(1)	17,096	17,194	1	17,292	1
Shareholders’ equity attributable to PartnerRe Ltd.	7,001	(3)	7,099	(1)	7,197	7,295	1	7,393	3

(1)	Excludes funds holding fixed income securities of $258 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2015 compared to December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2015, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at March 31, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company during the three months ended March 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
01/01/2015-01/31/2015	525,000	$112.89	525,000	2,853,675
02/01/2015-02/28/2015	—	—	—	2,853,675
03/01/2015-03/31/2015	—	—	—	2,853,675
Total	525,000	$112.89	525,000

(1)
On September 4, 2014, the Company’s Board of Directors approved and announced a new share repurchase authorization up to a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Under the terms of the Amalgamation Agreement, the Company suspended its share repurchase program until completion of the Amalgamation (see Business in Item 1 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

(2)	At March 31, 2015, approximately 39.6 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 79.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ DAVID ZWIENER
		Name:	David Zwiener
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 4, 2015

		By:	/S/ WILLIAM BABCOCK
		Name:	William Babcock
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	May 4, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Employment Agreement between PartnerRe Ltd. and David Zwiener, effective as of January 25, 2015.
10.2	Separation Agreement between PartnerRe Ltd. and Constantinos Miranthis, effective as of January 25, 2015.
10.3	PartnerRe Ltd. CEO Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and David Zwiener, and Notice of Restricted Share Units.
10.4	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and Roberto Mendoza, and Notice of Restricted Share Units.
10.5	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and Jean-Paul Montupet, and Notice of Restricted Share Units.
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Section 302 Certification of David Zwiener.
31.2	Section 302 Certification of William Babcock.
32	Section 906 Certifications.
101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.