Form 10-Q
period 2015-06-30
PARTNERRE LTD
filed 2015-07-31
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of July 27, 2015 was 47,840,186.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2015 and 2014, and of shareholders’ equity, and of cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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

/s/ Deloitte Ltd.
Deloitte Ltd.

Hamilton, Bermuda
July 31, 2015

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $13,108,936; 2014, $13,489,633)	$13,349,772	$13,918,745
Short-term investments, at fair value (amortized cost: 2015, $19,270; 2014, $25,699)	19,244	25,678
Equities, at fair value (cost: 2015, $846,644; 2014, $843,429)	1,006,551	1,056,514
Other invested assets	340,267	298,827
Total investments	14,715,834	15,299,764
Funds held – directly managed (cost: 2015, $590,395; 2014, $600,379)	594,870	608,853
Cash and cash equivalents	1,492,997	1,313,468
Accrued investment income	139,772	158,737
Reinsurance balances receivable	3,055,308	2,454,850
Reinsurance recoverable on paid and unpaid losses	342,074	246,158
Funds held by reinsured companies	688,358	765,905
Deferred acquisition costs	733,184	661,186
Deposit assets	72,442	92,973
Net tax assets	55,214	6,876
Goodwill	456,380	456,380
Intangible assets	146,069	159,604
Other assets	39,321	45,603
Total assets	$22,531,823	$22,270,357
Liabilities
Unpaid losses and loss expenses	$9,549,398	$9,745,806
Policy benefits for life and annuity contracts	2,087,369	2,050,107
Unearned premiums	2,207,674	1,750,607
Other reinsurance balances payable	234,175	182,395
Deposit liabilities	48,475	70,325
Net tax liabilities	246,618	240,989
Accounts payable, accrued expenses and other	254,982	304,728
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	15,449,680	15,165,946
Shareholders’ Equity
Common shares (par value $1.00; issued: 2015 and 2014, 87,237,220 shares)	87,237	87,237
Preferred shares (par value $1.00; issued and outstanding: 2015 and 2014, 34,150,000 shares; aggregate liquidation value: 2015 and 2014, $853,750)	34,150	34,150
Additional paid-in capital	3,965,490	3,949,665
Accumulated other comprehensive loss	(30,244)	(34,083)
Retained earnings	6,297,968	6,270,811
Common shares held in treasury, at cost (2015, 39,401,311 shares; 2014, 39,400,936 shares)	(3,274,675)	(3,258,870)
Total shareholders’ equity attributable to PartnerRe Ltd.	7,079,926	7,048,910
Noncontrolling interests	2,217	55,501
Total shareholders’ equity	7,082,143	7,104,411
Total liabilities and shareholders’ equity	$22,531,823	$22,270,357
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Gross premiums written	$1,432,012	$1,462,307	$3,180,946	$3,334,047
Net premiums written	$1,322,304	$1,418,665	$2,975,519	$3,157,159
Decrease (increase) in unearned premiums	5,522	(65,596)	(412,972)	(550,308)
Net premiums earned	1,327,826	1,353,069	2,562,547	2,606,851
Net investment income	120,192	129,967	224,823	246,834
Net realized and unrealized investment (losses) gains	(255,734)	165,717	(140,089)	307,888
Other income	236	9,265	4,528	9,669
Total revenues	1,192,520	1,658,018	2,651,809	3,171,242
Expenses
Losses and loss expenses and life policy benefits	864,917	883,846	1,586,198	1,633,303
Acquisition costs	283,463	302,573	559,254	567,181
Other expenses	129,766	107,072	254,516	218,534
Interest expense	12,248	12,240	24,493	24,477
Amortization of intangible assets	6,767	7,003	13,535	14,005
Net foreign exchange losses (gains)	6,391	(2,023)	(6,756)	(2,693)
Total expenses	1,303,552	1,310,711	2,431,240	2,454,807
(Loss) income before taxes and interest in earnings of equity method investments	(111,032)	347,307	220,569	716,435
Income tax (benefit) expense	(13,844)	78,440	65,821	140,746
Interest in earnings of equity method investments	8,633	4,925	4,795	10,989
Net (loss) income	(88,555)	273,792	159,543	586,678
Net income attributable to noncontrolling interests	(354)	(1,951)	(2,536)	(4,995)
Net (loss) income attributable to PartnerRe Ltd.	(88,909)	271,841	157,007	581,683
Preferred dividends	14,184	14,184	28,367	28,367
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(103,093)	$257,657	$128,640	$553,316
Comprehensive (loss) income
Net (loss) income attributable to PartnerRe Ltd.	$(88,909)	$271,841	$157,007	$581,683
Change in currency translation adjustment	8,101	17,020	5,597	1,797
Change in unfunded pension obligation, net of tax	(891)	(9)	(1,327)	(10)
Change in unrealized losses on investments, net of tax	(214)	(222)	(431)	(447)
Total other comprehensive income, net of tax	6,996	16,789	3,839	1,340
Comprehensive (loss) income attributable to PartnerRe Ltd.	$(81,913)	$288,630	$160,846	$583,023
Per share data attributable to PartnerRe Ltd. common shareholders
Net (loss) income per common share:
Basic net (loss) income	$(2.16)	$5.13	$2.70	$10.86
Diluted net (loss) income	$(2.16)	$5.02	$2.64	$10.64
Weighted average number of common shares outstanding	47,773,371	50,241,216	47,650,042	50,942,980
Weighted average number of common shares and common share equivalents outstanding	47,773,371	51,328,761	48,785,437	52,024,451
Dividends declared per common share	$0.70	$0.67	$1.40	$1.34
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Common shares
Balance at beginning of period	$87,237	$86,657
Issuance of common shares	—	450
Balance at end of period	87,237	87,107
Preferred shares
Balance at beginning and end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,949,665	3,901,627
Stock compensation expense, net of taxes paid	15,825	15,658
Issuance of common shares	—	11,183
Balance at end of period	3,965,490	3,928,468
Accumulated other comprehensive loss
Balance at beginning of period	(34,083)	(12,238)
Currency translation adjustment
Balance at beginning of period	(7,915)	977
Change in foreign currency translation adjustment	(4,148)	1,797
Change in net unrealized gain on designated net investment hedge	9,745	—
Balance at end of period	(2,318)	2,774
Unfunded pension obligation
Balance at beginning of period	(29,576)	(17,509)
Change in unfunded pension obligation, net of tax	(1,327)	(10)
Balance at end of period (net of tax: 2015, $8,670; 2014, $5,034)	(30,903)	(17,519)
Unrealized gain on investments
Balance at beginning of period	3,408	4,294
Change in unrealized losses on investments, net of tax	(431)	(447)
Balance at end of period (net of tax: 2015 and 2014: $nil)	2,977	3,847
Balance at end of period	(30,244)	(10,898)
Retained earnings
Balance at beginning of period	6,270,811	5,406,797
Net income	159,543	586,678
Net income attributable to noncontrolling interests	(2,536)	(4,995)
Reissuance of common shares	(34,874)	—
Dividends on common shares	(66,609)	(68,291)
Dividends on preferred shares	(28,367)	(28,367)
Balance at end of period	6,297,968	5,891,822
Common shares held in treasury
Balance at beginning of period	(3,258,870)	(2,707,461)
Repurchase of common shares	(59,266)	(313,141)
Reissuance of common shares	43,461	—
Balance at end of period	(3,274,675)	(3,020,602)
Total shareholders’ equity attributable to PartnerRe Ltd.	$7,079,926	$6,910,047
Noncontrolling interests	2,217	47,356
Total shareholders’ equity	$7,082,143	$6,957,403
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$159,543	$586,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	50,606	54,783
Amortization of intangible assets	13,535	14,005
Net realized and unrealized investment losses (gains)	140,089	(307,888)
Changes in:
Reinsurance balances, net	(680,908)	(518,432)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	56,054	46,768
Funds held by reinsured companies and funds held – directly managed	67,763	115,224
Deferred acquisition costs	(90,494)	(105,900)
Net tax assets and liabilities	(42,360)	(55,879)
Unpaid losses and loss expenses including life policy benefits	193,289	(131,400)
Unearned premiums	412,972	550,308
Other net changes in operating assets and liabilities	(23,590)	(27,380)
Net cash provided by operating activities	256,499	220,887
Cash flows from investing activities
Sales of fixed maturities	4,199,011	4,276,812
Redemptions of fixed maturities	366,356	338,238
Purchases of fixed maturities	(4,363,623)	(4,683,829)
Sales and redemptions of short-term investments	37,357	31,405
Purchases of short-term investments	(31,239)	(49,706)
Sales of equities	497,082	122,296
Purchases of equities	(460,117)	(103,688)
Other, net	(73,378)	(17,980)
Net cash provided by (used in) investing activities	171,449	(86,452)
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(94,976)	(96,658)
Repurchase of common shares	(71,376)	(316,091)
Reissuance of treasury shares and issuance of common shares, net of taxes paid	(816)	6,156
Distribution of shares to noncontrolling interests	(55,820)	(14,266)
Net cash used in financing activities	(222,988)	(420,859)
Effect of foreign exchange rate changes on cash	(25,431)	(1,841)
Increase (decrease) in cash and cash equivalents	179,529	(288,265)
Cash and cash equivalents—beginning of period	1,313,468	1,496,485
Cash and cash equivalents—end of period	$1,492,997	$1,208,220

Supplemental cash flow information:
Taxes paid	$124,999	$195,261
Interest paid	24,630	24,630
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
In January 2015, the Company announced that PartnerRe Asia was licensed by the Monetary Authority of Singapore (MAS) to operate as a non-life and life reinsurer in Singapore. As of April 1, 2015, PartnerRe Asia became the principal reinsurance carrier for the Company’s business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia has enabled the Company's Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and will support its growing underwriting presence in the region.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company (Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders would receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. The Amalgamated Company's headquarters would be located in Bermuda.
On April 14, 2015, the Company announced receipt of an unsolicited proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the common shares of the Company for $130 per share in cash.
On May 3, 2015, the Company and AXIS amended the Amalgamation Agreement (Amendment to the Amalgamation Agreement) to allow the Company to pay a one-time special dividend of $11.50 per share to PartnerRe common shareholders in connection with the closing of the Amalgamation (one-time special dividend) and to increase the termination fee from $250 million to $280 million.
Because EXOR did not show any flexibility on its proposed price, on May 4, 2015, the Company’s Board of Directors (Board) announced that it had terminated discussions with EXOR regarding its $130 per share proposal.
On May 12, 2015, the Company announced receipt of a revised proposal from EXOR to acquire all of the outstanding common shares of the Company for $137.50 per share in cash.
On May 20, 2015, the Company announced that it was prepared to engage in discussions with EXOR to determine whether EXOR’s proposal, received on May 12, 2015, could be improved so that it is compelling, on price and terms, to the Company’s shareholders.
On May 21, 2015, EXOR announced that it was prepared to commence discussions once the Company's Board declares that EXOR’s binding proposal, received on May 12, 2015, is "reasonably likely to be a superior proposal,” as defined in the Amalgamation Agreement.
On May 22, 2015, the Company stated that by demanding to declare EXOR’s proposal “reasonably likely to be a superior proposal” as a precondition to any negotiations, EXOR effectively rejected the Company’s good faith offer made on May 20, 2015 to engage in discussions on price and other terms. The Company further stated that it will proceed to shareholder approval of the transaction with AXIS.
On July 7, 2015, EXOR enhanced the terms of its proposal by providing (i) a 100 basis points increase in the preferred share dividend rate, (ii) call protection until 2021, and (iii) a commitment to limit distributions to common shareholders to an amount not greater than 67% of earnings until December 31, 2020.
On July 10, 2015, PartnerRe and AXIS announced that the special general meetings of the shareholders of both companies to approve the Amalgamation Agreement that were originally scheduled for July 24, 2015, were postponed until August 7, 2015.

On July 16, 2015, PartnerRe and AXIS amended the Amalgamation Agreement further to increase the one-time special dividend to be paid by the Company to its common shareholders to $17.50 per share and, subject to certain conditions, to match the economic terms proposed by EXOR on July 7, 2015 in relation to the Company's preferred shares.
On July 20, 2015, EXOR further announced an increase in its proposal to acquire 100% of the common shares of PartnerRe for $137.50 per share in cash by adding one-time special dividend of $3.00 per share to be paid by PartnerRe to its common shareholders pre-closing.
On July 21, 2015, PartnerRe announced that it had determined that EXOR's enhanced proposal of July 20, 2015 would reasonably be likely to result in a superior proposal in accordance with the Amalgamation Agreement. As a result, the Board sought to engage in negotiations with EXOR, and offered EXOR the opportunity to conduct due diligence, to determine whether the current EXOR proposal could be improved both in price and terms. Contemporaneously, PartnerRe stated that the Board continued to view the Amalgamation with AXIS as superior in value, terms and certainty of closing compared to the current EXOR proposal and was re-affirming its recommendation supporting the Amalgamation Agreement.
Institutional Shareholder Services Inc. and Glass, Lewis & Co., providers of proxy advisory services to shareholders, recommended on July 24, 2015 and July 25, 2015, respectively, that the Company’s shareholders vote against the amalgamation at the special meeting of the PartnerRe shareholders scheduled to be held on August 7, 2015.
The Amalgamation is subject to approval by the shareholders of both companies on August 7, 2015, regulatory clearance and other customary closing conditions. Both companies will continue to operate as two independent entities until the closing of the Amalgamation and such conditions are met. See also Notes 8 (b) and 10 for further details.
2. Significant Accounting Policies
The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate comparison of information across periods, certain reclassifications have been made to prior period amounts to conform to the current year's presentation.
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
3. Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued updated guidance on the consolidation of voting interest entities and variable interest entities. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.
In May 2015, the FASB issued updated guidance on disclosures related to short-duration insurance contracts. The update expands required disclosures in order to increase the transparency of significant estimates made in measuring the liability for unpaid losses and loss expenses, improve comparability and facilitate financial statement users' analysis of the cash flows arising from re/insurance contracts and the development of loss reserve estimates. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.
In May 2015, the FASB issued updated guidance on disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The update eliminates the requirement to categorize investments measured using the NAV practical expedient in the fair value hierarchy table. The guidance is applicable retrospectively and is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.
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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At June 30, 2015 and December 31, 2014, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,335,450	$—	$2,335,450
U.S. states, territories and municipalities	—	569,848	112,221	682,069
Non-U.S. sovereign government, supranational and government related	—	1,491,495	—	1,491,495
Corporate	—	5,510,022	—	5,510,022
Asset-backed securities	—	678,594	411,649	1,090,243
Residential mortgage-backed securities	—	2,186,376	—	2,186,376
Other mortgage-backed securities	—	54,117	—	54,117
Fixed maturities	$—	$12,825,902	$523,870	$13,349,772
Short-term investments	$—	$19,244	$—	$19,244
Equities
Real estate investment trusts	$189,202	$—	$—	$189,202
Insurance	119,690	5,175	—	124,865
Consumer noncyclical	121,091	—	—	121,091
Finance	79,914	7,809	20,964	108,687
Energy	94,517	—	—	94,517
Industrials	60,073	9,219	—	69,292
Technology	48,775	—	9,215	57,990
Consumer cyclical	48,034	—	—	48,034
Communications	43,976	—	2,580	46,556
Utilities	25,966	—	—	25,966
Other	19,031	—	—	19,031
Mutual funds and exchange traded funds	92,397	—	8,923	101,320
Equities	$942,666	$22,203	$41,682	$1,006,551
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$17,643	$—	$17,643
Insurance-linked securities	—	—	14	14
Total return swaps	—	—	233	233
TBAs	—	11	—	11
Other
Notes and loan receivables and notes securitization	—	—	65,450	65,450
Annuities and residuals	—	—	11,096	11,096
Private equities	—	—	71,543	71,543
Derivative liabilities
Foreign exchange forward contracts	—	(5,927)	—	(5,927)
Foreign currency option contracts	—	(946)	—	(946)
Futures contracts	(7,811)	—	—	(7,811)
Insurance-linked securities	—	—	(359)	(359)
Total return swaps	—	—	(2,298)	(2,298)
Interest rate swaps	—	(15,912)	—	(15,912)
TBAs	—	(1,609)	—	(1,609)
Other invested assets	$(7,811)	$(6,740)	$145,679	$131,128
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$157,909	$—	$157,909
Non-U.S. sovereign government, supranational and government related	—	109,934	—	109,934
Corporate	—	137,451	—	137,451
Short-term investments	—	7,047	—	7,047
Other invested assets	—	—	12,348	12,348
Funds held – directly managed	$—	$412,341	$12,348	$424,689
Total	$934,855	$13,272,950	$723,579	$14,931,384

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,315,422	$—	$2,315,422
U.S. states, territories and municipalities	—	380,875	149,728	530,603
Non-U.S. sovereign government, supranational and government related	—	1,976,202	—	1,976,202
Corporate	—	5,604,160	—	5,604,160
Asset-backed securities	—	681,502	449,918	1,131,420
Residential mortgage-backed securities	—	2,306,476	—	2,306,476
Other mortgage-backed securities	—	54,462	—	54,462
Fixed maturities	$—	$13,319,099	$599,646	$13,918,745
Short-term investments	$—	$25,678	$—	$25,678
Equities
Real estate investment trusts	$213,770	$—	$—	$213,770
Insurance	140,916	4,521	—	145,437
Energy	123,978	—	—	123,978
Consumer noncyclical	100,134	—	—	100,134
Finance	70,621	7,354	20,353	98,328
Technology	52,707	—	8,555	61,262
Communications	51,829	—	2,640	54,469
Industrials	49,983	—	—	49,983
Consumer cyclical	39,002	—	—	39,002
Utilities	31,748	—	—	31,748
Other	11,571	—	—	11,571
Mutual funds and exchange traded funds	118,246	—	8,586	126,832
Equities	$1,004,505	$11,875	$40,134	$1,056,514
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$20,033	$—	$20,033
Futures contracts	846	—	—	846
Insurance-linked securities	—	—	3	3
Total return swaps	—	—	485	485
TBAs	—	154	—	154
Other
Notes and loan receivables and notes securitization	—	—	44,817	44,817
Annuities and residuals	—	—	13,243	13,243
Private equities	—	—	59,872	59,872
Derivative liabilities
Foreign exchange forward contracts	—	(7,446)	—	(7,446)
Foreign currency option contracts	—	(1,196)	—	(1,196)
Futures contracts	(467)	—	—	(467)
Insurance-linked securities	—	—	(339)	(339)
Total return swaps	—	—	(2,007)	(2,007)
Interest rate swaps	—	(16,282)	—	(16,282)
TBAs	—	(240)	—	(240)
Other invested assets	$379	$(4,977)	$116,074	$111,476
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,483	$—	$153,483
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	128,233	—	128,233
Corporate	—	177,347	—	177,347
Other invested assets	—	—	13,398	13,398
Funds held – directly managed	$—	$459,063	$13,530	$472,593
Total	$1,004,884	$13,810,738	$769,384	$15,585,006

At June 30, 2015 and December 31, 2014, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $209.2 million and $187.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $424.7 million and $472.6 million at June 30, 2015 and December 31, 2014, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $58.1 million and $42.3 million, respectively, and accrued investment income of $4.8 million and $5.7 million, respectively. At June 30, 2015 and December 31, 2014, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $107.3 million and $88.3 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
At June 30, 2015 and December 31, 2014, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At June 30, 2015 and December 31, 2014, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended June 30, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the three months ended June 30, 2015	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net loss	Purchases and issuances (1)	Settlements and sales (1)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$147,683	$(8,390)	$16,440	$(43,512)	$—	$112,221	$(8,392)
Asset-backed securities	451,583	(7,711)	17,280	(49,503)	—	411,649	(7,566)
Fixed maturities	$599,266	$(16,101)	$33,720	$(93,015)	$—	$523,870	$(15,958)
Equities
Finance	$20,532	$564	$—	$(132)	$—	$20,964	$564
Technology	8,602	613	—	—	—	9,215	613
Communications	2,723	(143)	—	—	—	2,580	(143)
Mutual funds and exchange traded funds	257,977	286	—	(249,340)	—	8,923	286
Equities	$289,834	$1,320	$—	$(249,472)	$—	$41,682	$1,320
Other invested assets
Derivatives, net	$(1,377)	$(1,033)	$—	$—	$—	$(2,410)	$(1,033)
Notes and loan receivables and notes securitization	51,103	(540)	16,271	(1,384)	—	65,450	(541)
Annuities and residuals	12,155	90	—	(1,149)	—	11,096	91
Private equities	64,642	1,055	6,754	(908)	—	71,543	906
Other invested assets	$126,523	$(428)	$23,025	$(3,441)	$—	$145,679	$(577)
Funds held – directly managed
U.S. states, territories and municipalities	$132	$68	$—	$(200)	$—	$—	$—
Other invested assets	12,008	340	—	—	—	12,348	340
Funds held – directly managed	$12,140	$408	$—	$(200)	$—	$12,348	$340
Total	$1,027,763	$(14,801)	$56,745	$(346,128)	$—	$723,579	$(14,875)

(1)	There were no issuances or sales for the three months ended June 30, 2015.

For the three months ended June 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$113,467	$5,960	$4,260	$(70)	$—	$123,617	$5,959
Asset-backed securities	447,701	3,141	68,035	(29,771)	—	489,106	3,184
Fixed maturities	$561,168	$9,101	$72,295	$(29,841)	$—	$612,723	$9,143
Equities
Finance	$22,706	$(3,142)	$—	$—	$—	$19,564	$(3,142)
Communications	2,111	(44)	—	—	—	2,067	(44)
Technology	7,400	245	—	—	—	7,645	245
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	8,053	193	—	—	—	8,246	193
Equities	$40,270	$(2,749)	$8	$—	$—	$37,529	$(2,749)
Other invested assets
Derivatives, net	$(1,042)	$398	$(208)	$—	$—	$(852)	$398
Notes and loan receivables and notes securitization	42,243	2,967	2,196	(8,803)	—	38,603	4,486
Annuities and residuals	18,945	302	—	(2,113)	—	17,134	303
Private equities	42,655	(2,264)	15,478	(941)	—	54,928	(2,264)
Other invested assets	$102,801	$1,403	$17,466	$(11,857)	$—	$109,813	$2,923
Funds held – directly managed
U.S. states, territories and municipalities	$301	$4	$—	$—	$—	$305	$4
Other invested assets	15,223	577	—	—	—	15,800	577
Funds held – directly managed	$15,524	$581	$—	$—	$—	$16,105	$581
Total	$719,763	$8,336	$89,769	$(41,698)	$—	$776,170	$9,898

(1)	Purchases and issuances of derivatives include issuances of $0.2 million.

(2)	There were no sales for the three months ended June 30, 2014.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the six months ended June 30, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the six months ended June 30, 2015	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (1)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$149,728	$(10,251)	$16,440	$(43,696)	$—	$112,221	$(10,258)
Asset-backed securities	449,918	(6,450)	60,702	(92,521)	—	411,649	(6,187)
Fixed maturities	$599,646	$(16,701)	$77,142	$(136,217)	$—	$523,870	$(16,445)
Equities
Finance	$20,353	$743	$—	$(132)	$—	$20,964	$743
Technology	8,555	660	—	—	—	9,215	660
Communications	2,640	(60)	—	—	—	2,580	(60)
Mutual funds and exchange traded funds	8,586	337	249,340	(249,340)	—	8,923	337
Equities	$40,134	$1,680	$249,340	$(249,472)	$—	$41,682	$1,680
Other invested assets
Derivatives, net	$(1,858)	$(552)	$—	$—	$—	$(2,410)	$(552)
Notes and loan receivables and notes securitization	44,817	564	22,682	(2,613)	—	65,450	2,082
Annuities and residuals	13,243	321	—	(2,468)	—	11,096	321
Private equities	59,872	1,552	11,938	(1,819)	—	71,543	1,404
Other invested assets	$116,074	$1,885	$34,620	$(6,900)	$—	$145,679	$3,255
Funds held – directly managed
U.S. states, territories and municipalities	$132	$68	$—	$(200)	$—	$—	$—
Other invested assets	13,398	(1,050)	—	—	—	12,348	(1,050)
Funds held – directly managed	$13,530	$(982)	$—	$(200)	$—	$12,348	$(1,050)
Total	$769,384	$(14,118)	$361,102	$(392,789)	$—	$723,579	$(12,560)

(1)	There were no issuances or sales for the six months ended June 30, 2015.

For the six months ended June 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$6,852	$8,525	$(140)	$—	$123,617	$6,849
Asset-backed securities	446,577	9,137	127,453	(94,061)	—	489,106	9,444
Fixed maturities	$554,957	$15,989	$135,978	$(94,201)	$—	$612,723	$16,293
Equities
Finance	20,207	(643)	—	—	—	19,564	(643)
Communications	2,199	(132)	—	—	—	2,067	(132)
Technology	7,752	(107)	—	—	—	7,645	(107)
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	7,887	359	—	—	—	8,246	359
Equities	$38,045	$(524)	$8	$—	$—	$37,529	$(524)
Other invested assets
Derivatives, net	$(788)	$864	$(928)	$—	$—	$(852)	$864
Notes and loan receivables and notes securitization	41,446	3,567	2,916	(9,326)	—	38,603	5,086
Annuities and residuals	24,064	391	—	(7,321)	—	17,134	431
Private equities	39,131	(1,831)	20,544	(2,916)	—	54,928	(1,863)
Other invested assets	$103,853	$2,991	$22,532	$(19,563)	$—	$109,813	$4,518
Funds held – directly managed
U.S. states, territories and municipalities	$286	$19	$—	$—	$—	$305	$19
Other invested assets	15,165	380	255	—	—	15,800	380
Funds held – directly managed	$15,451	$399	$255	$—	$—	$16,105	$399
Total	$712,306	$18,855	$158,773	$(113,764)	$—	$776,170	$20,686

(1) Purchases and issuances of derivatives include issuances of $0.9 million.
(2) There were no sales for the six months ended June 30, 2014.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at June 30, 2015 and December 31, 2014 were as follows (fair value in thousands of U.S. dollars):

June 30, 2015	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$112,221	Discounted cash flow	Credit spreads	2.5% – 11.5% (7.2%)
Asset-backed securities – other	411,649	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.6%)
Equities
Finance	14,570	Weighted market comparables	Net income multiple	14.4 (14.4)
			Tangible book value multiple	1.5 (1.5)
			Liquidity discount	25.0% (25.0%)
			Comparable return	0% (0%)
Finance	6,394	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	9,215	Weighted market comparables	Revenue multiple	1.8 (1.8)
			Adjusted earnings multiple	10.7 (10.7)
Communications	2,580	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-2.2% (-2.2%)
Other invested assets
Total return swaps	(2,065)	Discounted cash flow	Credit spreads	4.0% – 21.7% (20.0%)
Notes and loan receivables	21,296	Discounted cash flow	Credit spreads	6.4% – 13.4% (8.9%)
Notes and loan receivables	12,599	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.4 – 1.6 (1.6)
Notes securitization	31,555	Discounted cash flow	Credit spreads	4.3% – 6.7% (6.6%)
Annuities and residuals	11,096	Discounted cash flow	Credit spreads	5.1% – 8.8% (7.7%)
			Prepayment speed	0% – 15.0% (2.9%)
			Constant default rate	0.3% – 17.5% (5.0%)
Private equity – direct	9,552	Discounted cash flow and weighted market comparables	Net income multiple	9.6 (9.6)
			Tangible book value multiple	2.1 (2.1)
			Recoverability of intangible assets	0% (0%)
Private equity funds	26,704	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-10.1% – 1.1% (-0.8%)
Private equity – other	35,287	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	12,348	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.0% – 0% (-6.1%)

December 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$149,728	Discounted cash flow	Credit spreads	2.2% – 10.1% (4.6%)
Asset-backed securities – other	449,918	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.1%)
Equities
Finance	14,561	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.3% (7.3%)
Finance	5,792	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,555	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.2 (10.2)
Communications	2,640	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Other invested assets
Total return swaps	(1,522)	Discounted cash flow	Credit spreads	3.6% – 19.3% (16.3%)
Notes and loan receivables	8,068	Discounted cash flow	Credit spreads	12.6% (12.6%)
Notes and loan receivables	13,237	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 – 1.7 (1.7)
Notes securitization	23,512	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.4%)
Annuities and residuals	13,243	Discounted cash flow	Credit spreads	4.9% – 9.6% (7.8%)
			Prepayment speed	0% – 15.0% (4.3%)
			Constant default rate	0.3% – 17.5% (6.3%)
Private equity – direct	8,536	Discounted cash flow and weighted market comparables	Net income multiple	9.0 (9.0)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	18,494	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.6% – 11.0% (-1.6%)
Private equity – other	32,842	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	13,398	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.4% – 0% (-14.5%)
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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturities and short-term investments	$(253,918)	$123,434	$(176,947)	$243,233
Equities	(45,523)	6,322	(52,539)	16,647
Other invested assets	880	2,515	2,713	3,558
Funds held – directly managed	(6,298)	741	(3,758)	1,477
Total	$(304,859)	$133,012	$(230,531)	$264,915
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
(b) Fair Value of Financial Instrument Liabilities
At June 30, 2015 and December 31, 2014, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at June 30, 2015 and December 31, 2014; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at June 30, 2015 and December 31, 2014.

The carrying values and fair values of the Senior Notes and CENts at June 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750,000	$839,877	$750,000	$853,792
Debt related to CENts (2)	63,384	62,515	63,384	62,309

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
June 30, 2015			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$9,745	$—	$379,045	$9,745
Total derivatives designated as hedges	$9,745	$—		$9,745

Derivatives not designated as hedges
Foreign exchange forward contracts	$7,898	$(5,927)	$1,996,675	$1,971
Foreign currency option contracts	—	(946)	90,786	(946)
Futures contracts	—	(7,811)	3,515,009	(7,811)
Insurance-linked securities (1)	14	(359)	145,075	(345)
Total return swaps	233	(2,298)	42,484	(2,065)
Interest rate swaps (2)	—	(15,912)	197,889	(15,912)
TBAs	11	(1,609)	238,255	(1,598)
Total derivatives not designated as hedges	$8,156	$(34,862)		$(26,706)

Total derivatives	$17,901	$(34,862)		$(16,961)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2014			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$20,033	$(7,446)	$2,080,276	$12,587
Foreign currency option contracts	—	(1,196)	43,380	(1,196)
Futures contracts	846	(467)	2,348,735	379
Insurance-linked securities (1)	3	(339)	145,481	(336)
Total return swaps	485	(2,007)	42,524	(1,522)
Interest rate swaps (2)	—	(16,282)	201,160	(16,282)
TBAs	154	(240)	235,105	(86)
Total derivatives	$21,521	$(27,977)		$(6,456)

(1)
At June 30, 2015 and December 31, 2014, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at June 30, 2015 and December 31, 2014 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At June 30, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar. The effective portion of the net investment hedging derivatives recognized in accumulated other comprehensive loss at June 30, 2015 was $9.7 million. There were no derivatives designated as hedges at December 31, 2014.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Foreign exchange forward contracts	$(17,269)	$637	$(21,905)	$8,892
Foreign currency option contracts	(932)	753	1,096	1,148
Total included in net foreign exchange gains and losses	$(18,201)	$1,390	$(20,809)	$10,040
Futures contracts	$756	$(34,428)	$(33,783)	$(50,501)
Credit default swaps (protection purchased)	—	—	—	(3)
Insurance-linked securities	6	13	8	256
Total return swaps	(1,008)	400	(543)	618
Interest rate swaps	5,161	(3,348)	370	(8,734)
TBAs	(4,314)	4,367	(643)	8,114
Other	—	—	2,493	—
Total included in net realized and unrealized investment gains and losses	$601	$(32,996)	$(32,098)	$(50,250)
Total derivatives not designated as hedges	$(17,600)	$(31,606)	$(52,907)	$(40,210)
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
June 30, 2015	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$17,901	$—	$17,901	$(135)	$(9,200)	$8,566
Total derivative liabilities	$(34,862)	$—	$(34,862)	$135	$43,499	$8,772

December 31, 2014
Total derivative assets	$21,521	$—	$21,521	$(766)	$(8,536)	$12,219
Total derivative liabilities	$(27,977)	$—	$(27,977)	$766	$14,858	$(12,353)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net (Loss) Income per Share
The reconciliation of basic and diluted net (loss) income per share for the three months and six months ended June 30, 2015 and 2014 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net (loss) income attributable to PartnerRe Ltd.	$(88,909)	$271,841	$157,007	$581,683
Less: preferred dividends	14,184	14,184	28,367	28,367
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(103,093)	$257,657	$128,640	$553,316
Denominator:
Weighted number of common shares outstanding – basic	47,773,371	50,241,216	47,650,042	50,942,980
Share options and other (1)	—	1,087,545	1,135,395	1,081,471
Weighted average number of common shares and common share equivalents outstanding – diluted	47,773,371	51,328,761	48,785,437	52,024,451
Basic net (loss) income per share	$(2.16)	$5.13	$2.70	$10.86
Diluted net (loss) income per share (1)	$(2.16)	$5.02	$2.64	$10.64

Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	1,154,210	149,600	54,382	119,870

(1)
Where the exercise price of share based awards is greater than the average market price of the common shares, the common shares are considered anti-dilutive and are excluded from the calculation of weighted average number of common shares and common share equivalents outstanding - diluted. In addition, for the three months ended June 30, 2015, dilutive securities, in the form of share options and other, were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive.

7. Noncontrolling Interests
In March 2013, the Company formed, with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer. Lorenz Re is a segregated cell company under the laws of Bermuda and distinct segregated accounts are formed and capitalized within Lorenz Re in order to enter into reinsurance agreements with the Company on a fully collateralized basis.
In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts (2013 segregated accounts) to provide additional capacity to the Company for a diversified catastrophe portfolio over a multi-year period on a fully collateralized reinsurance basis. The Company determined that it was the primary beneficiary of the 2013 segregated accounts given it had the power to direct and had more than an insignificant economic interest in their activities and, accordingly, the 2013 segregated accounts were consolidated by the Company. In April 2015, following the expiration of the multi-year period, a portion of the preferred shares was redeemed and a full commutation of the portfolio in the 2013 segregated accounts back to the Company is expected to occur later in 2015.
During the three months ended June 30, 2015, Lorenz Re issued non-voting redeemable preferred share capital on behalf of newly formed segregated accounts (2015 segregated accounts) related to new reinsurance agreements for a diversified catastrophe portfolio and an agriculture portfolio with the Company on a fully collateralized basis. The Company has determined that it is not the primary beneficiary of the 2015 segregated accounts as it does not have a controlling financial interest and, accordingly, the 2015 segregated accounts are not consolidated by the Company.

At June 30, 2015 and December 31, 2014, the assets of Lorenz Re, that are included in the Company's Condensed Consolidated Balance Sheets, were $42.1 million and $100.8 million, respectively, primarily consisting of cash and investments. At June 30, 2015, the liabilities of Lorenz Re, that are included in the Company's Condensed Consolidated Balance Sheets, were $8.3 million, primarily consisting of unpaid losses and loss expenses and other reinsurance balances payable. At December 31, 2014, such liabilities were $13.1 million, primarily consisting of unearned premiums, unpaid losses and loss expenses and other reinsurance balances payable. These balances relate to the 2013 segregated accounts that the Company continues to consolidate. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the six months ended June 30, 2015 and 2014 was as follows (in thousands of U.S. dollars):

	For the six months ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$55,501	$56,627
Net income attributable to noncontrolling interests	2,536	4,995
Distribution to noncontrolling interests	(55,820)	(14,266)
Balance at end of period	$2,217	$47,356
8. Commitments and Contingencies
(a) Legal Proceedings
There has been no significant change in legal proceedings at June 30, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(b) Amalgamation related charges
In connection with the Amalgamation Agreement, the Company expects to incur further charges between $40 million and $45 million related to professional costs. The Company expects to incur these costs primarily in 2015.
In accordance with the terms of the Amalgamation Agreement and the Amendments to the Amalgamation Agreement, the Company would be obligated to pay AXIS a no approval fee of $55 million if the Company’s shareholders do not approve the transaction. If the Amalgamation Agreement is terminated for certain other reasons described in the Amalgamation Agreement or in certain circumstances the Company enters into a similar transaction with a third party in the 12 months following termination of the Amalgamation Agreement, the Company would be obligated to pay AXIS an aggregate termination fee of $280 million (less any termination fee already paid). In all such cases, the Company would be obligated to reimburse AXIS for costs and expenses incurred in connection with the Amalgamation Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.
(c) Employment Agreements
Following the signing of the Amalgamation Agreement, the Company has entered into agreements with certain employees that provide for the payment of a cash retention award payable if the employee maintains an active employee status through a pre-determined future date and fulfills certain conduct and performance-related conditions. The award payments are also contingent on the successful closing of the proposed Amalgamation.
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

The segment results for the three months and six months ended June 30, 2015 and 2014, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the three months ended June 30, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$427	$143	$406	$122	$1,098	$334	$—	$1,432
Net premiums written	$401	$137	$400	$71	$1,009	$313	$—	$1,322
Decrease (increase) in unearned premiums	34	22	(26)	(27)	3	3	—	6
Net premiums earned	$435	$159	$374	$44	$1,012	$316	$—	$1,328
Losses and loss expenses and life policy benefits	(296)	(121)	(198)	10	(605)	(260)	—	(865)
Acquisition costs	(111)	(36)	(102)	(4)	(253)	(30)	—	(283)
Technical result	$28	$2	$74	$50	$154	$26	$—	$180
Other income					—	—	—	—
Other expenses					(55)	(16)	(59)	(130)
Underwriting result					$99	$10	n/a	$50
Net investment income						16	104	120
Allocated underwriting result (1)						$26	n/a	n/a
Net realized and unrealized investment losses							(256)	(256)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(6)	(6)
Income tax benefit							14	14
Interest in earnings of equity method investments							8	8
Net loss							n/a	$(89)
Loss ratio (2)	68.1%	75.9%	53.0%	(21.5)%	59.8%
Acquisition ratio (3)	25.4	23.2	27.2	8.2	25.0
Technical ratio (4)	93.5%	99.1%	80.2%	(13.3)%	84.8%
Other expense ratio (5)					5.5
Combined ratio (6)					90.3%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a Not applicable

Segment Information
For the three months ended June 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$400	$155	$438	$143	$1,136	$326	$—	$1,462
Net premiums written	$392	$148	$432	$136	$1,108	$311	$—	$1,419
(Increase) decrease in unearned premiums	(2)	39	(26)	(77)	(66)	—	—	(66)
Net premiums earned	$390	$187	$406	$59	$1,042	$311	$—	$1,353
Losses and loss expenses and life policy benefits	(240)	(103)	(270)	(19)	(632)	(252)	—	(884)
Acquisition costs	(102)	(52)	(98)	(8)	(260)	(43)	—	(303)
Technical result	$48	$32	$38	$32	$150	$16	$—	$166
Other income					1	3	5	9
Other expenses					(61)	(16)	(30)	(107)
Underwriting result					$90	$3	n/a	$68
Net investment income						15	115	130
Allocated underwriting result						$18	n/a	n/a
Net realized and unrealized investment gains							166	166
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							2	2
Income tax expense							(78)	(78)
Interest in earnings of equity method investments							5	5
Net income							n/a	$274
Loss ratio	61.5%	54.6%	66.5%	33.4%	60.6%
Acquisition ratio	26.1	27.9	24.2	13.0	25.0
Technical ratio	87.6%	82.5%	90.7%	46.4%	85.6%
Other expense ratio					5.9
Combined ratio					91.5%

Segment Information
For the six months ended June 30, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$900	$477	$833	$312	$2,522	$659	$—	$3,181
Net premiums written	$872	$468	$762	$247	$2,349	$626	$—	$2,975
Increase in unearned premiums	(98)	(135)	(23)	(145)	(401)	(12)	—	(413)
Net premiums earned	$774	$333	$739	$102	$1,948	$614	$—	$2,562
Losses and loss expenses and life policy benefits	(468)	(240)	(369)	(10)	(1,087)	(499)	—	(1,586)
Acquisition costs	(204)	(89)	(194)	(8)	(495)	(64)	—	(559)
Technical result	$102	$4	$176	$84	$366	$51	$—	$417
Other income					—	1	3	4
Other expenses					(107)	(31)	(116)	(254)
Underwriting result					$259	$21	n/a	$167
Net investment income						30	195	225
Allocated underwriting result						$51	n/a	n/a
Net realized and unrealized investment losses							(140)	(140)
Interest expense							(25)	(25)
Amortization of intangible assets							(14)	(14)
Net foreign exchange gains							7	7
Income tax expense							(65)	(65)
Interest in earnings of equity method investments							5	5
Net income							n/a	$160
Loss ratio	60.4%	72.0%	49.9%	9.9%	55.8%
Acquisition ratio	26.4	26.8	26.3	7.6	25.4
Technical ratio	86.8%	98.8%	76.2%	17.5%	81.2%
Other expense ratio					5.5
Combined ratio					86.7%

Segment Information
For the six months ended June 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$930	$519	$917	$353	$2,719	$615	$—	$3,334
Net premiums written	$919	$508	$822	$315	$2,564	$593	$—	$3,157
Increase in unearned premiums	(151)	(141)	(61)	(177)	(530)	(20)	—	(550)
Net premiums earned	$768	$367	$761	$138	$2,034	$573	$—	$2,607
Losses and loss expenses and life policy benefits	(499)	(196)	(471)	1	(1,165)	(468)	—	(1,633)
Acquisition costs	(194)	(107)	(178)	(15)	(494)	(73)	—	(567)
Technical result	$75	$64	$112	$124	$375	$32	$—	$407
Other income					2	4	4	10
Other expenses					(126)	(34)	(59)	(219)
Underwriting result					$251	$2	n/a	$198
Net investment income						30	217	247
Allocated underwriting result						$32	n/a	n/a
Net realized and unrealized investment gains							308	308
Interest expense							(25)	(25)
Amortization of intangible assets							(14)	(14)
Net foreign exchange gains							3	3
Income tax expense							(141)	(141)
Interest in earnings of equity method investments							11	11
Net income							n/a	$587
Loss ratio	65.0%	53.5%	61.9%	(0.9)%	57.3%
Acquisition ratio	25.2	29.0	23.4	11.4	24.3
Technical ratio	90.2%	82.5%	85.3%	10.5%	81.6%
Other expense ratio					6.2
Combined ratio					87.8%
10. Subsequent Events
On July 7, 2015, EXOR enhanced the terms of its proposal by providing (i) a 100 basis points increase in the preferred share dividend rate, (ii) call protection until 2021, and (iii) a commitment to limit distributions to common shareholders to an amount not greater than 67% of earnings until December 31, 2020.
On July 10, 2015, PartnerRe and AXIS announced that the special general meetings of the shareholders of both companies to approve the Amalgamation Agreement that were originally scheduled for July 24, 2015, were postponed until August 7, 2015.
On July 16, 2015, PartnerRe and AXIS amended the Amalgamation Agreement further to increase the one-time special dividend to be paid by the Company to its common shareholders to 17.50 per share and, subject to certain conditions, to match the economic terms proposed by EXOR on July 7, 2015 in relation to the Company's preferred shares.
On July 20, 2015, EXOR further announced an increase in its proposal to acquire 100% of the common shares of PartnerRe for $137.50 per share in cash by adding one-time special dividend of $3.00 per share to be paid by PartnerRe to its common shareholders pre-closing.
On July 21, 2015, PartnerRe announced that it had determined that EXOR's enhanced proposal of July 20, 2015 would reasonably be likely to result in a superior proposal in accordance with the Amalgamation Agreement. As a result, the Board sought to engage in negotiations with EXOR, and offered EXOR the opportunity to conduct due diligence, to determine whether the current EXOR proposal could be improved both in price and terms. Contemporaneously, PartnerRe stated that the Board continued to view the Amalgamation with AXIS as superior in value, terms and certainty of closing compared to the current EXOR proposal and was re-affirming its recommendation supporting the Amalgamation Agreement.
Institutional Shareholder Services Inc. and Glass, Lewis & Co., providers of proxy advisory services to shareholders, recommended on July 24, 2015 and July 25, 2015, respectively, that the Company’s shareholders vote against the amalgamation at the special meeting of the PartnerRe shareholders scheduled to be held on August 7, 2015.

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
Proposed Amalgamation with AXIS
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company (Amalgamated Company). The transaction, which is structured as a merger of equals, has been unanimously approved by the Boards of Directors of both companies. Under the terms of the Amalgamation Agreement, the Company’s shareholders would receive 2.18 shares of the Amalgamated Company’s common shares for each share of the Company’s common shares they own and AXIS’ shareholders would receive one share of the Amalgamated Company’s common shares for each share of AXIS’ common shares they own. The Amalgamated Company's headquarters would be located in Bermuda.
On April 14, 2015, the Company announced receipt of an unsolicited proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the common shares of the Company for $130 per share in cash.
On May 3, 2015, the Company and AXIS amended the Amalgamation Agreement (Amendment to the Amalgamation Agreement) to allow the Company to pay a one-time special dividend of $11.50 per share to PartnerRe common shareholders in connection with the closing of the Amalgamation (one-time special dividend) and to increase the termination fee from $250 million to $280 million.
Because EXOR did not show any flexibility on its proposed price, on May 4, 2015, the Company’s Board of Directors (Board) announced that it had terminated discussions with EXOR regarding its $130 per share proposal.
On May 12, 2015, the Company announced receipt of a revised proposal from EXOR to acquire all of the outstanding common shares of the Company for $137.50 per share in cash.
On May 20, 2015, the Company announced that it was prepared to engage in discussions with EXOR to determine whether EXOR’s proposal, received on May 12, 2015, could be improved so that it is compelling, on price and terms, to the Company’s shareholders.
On May 21, 2015, EXOR announced that it was prepared to commence discussions once the Company's Board declares that EXOR’s binding proposal, received on May 12, 2015, is "reasonably likely to be a superior proposal,” as defined in the Amalgamation Agreement.
On May 22, 2015, the Company stated that by demanding to declare EXOR’s proposal “reasonably likely to be a superior proposal” as a precondition to any negotiations, EXOR effectively rejected the Company’s good faith offer made on May 20, 2015 to engage in discussions on price and other terms. The Company further stated that it will proceed to shareholder approval of the transaction with AXIS.

The Amalgamation is subject to approval by the shareholders of both companies on August 7, 2015, regulatory clearance and other customary closing conditions. Both companies will continue to operate as two independent entities until the closing of the Amalgamation and such conditions are met. See also Subsequent Events below.
Overview of the Results of Operations for the Three Months and Six Months Ended June 30, 2015
The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends and loss on redemption of preferred shares. The Company's net (loss) income, net (loss) income attributable to PartnerRe Ltd. and net (loss) income and diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders are discussed below in Review of Net (Loss) Income.
The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation to the most directly comparable GAAP measures in Key Financial Measures below).
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results for the three months and six months ended June 30, 2015 and 2014 and may continue to affect our results of operations and financial condition in the future.
Volatility in Capital Markets
The Company's net (loss) income for the three months and six months ended June 30, 2015 and 2014 was significantly impacted by the volatility in the capital markets. During the three months and six months ended June 30, 2015, the Company recorded net realized and unrealized losses on investments of $256 million and $140 million, respectively, mainly as a result of increases in U.S. and European longer-term risk-free rates. During the three months and six months ended June 30, 2014, the Company recorded net realized and unrealized gains on investments of $166 million and $308 million, respectively, mainly as a result of decreases in U.S. and European longer-term risk-free interest rates.
Large Catastrophic and Large Loss Events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and six months ended June 30, 2015 and 2014 include no significant catastrophic losses.
Foreign Exchange Movements
During the six months ended June 30, 2015, the U.S. dollar strengthened significantly against other currencies, in particular the euro. The strengthening of the U.S. dollar had a significant impact on individual line items of the Company's Condensed Consolidated Financial Statements, primarily on the value of the investments, unpaid losses and loss expenses and policy benefits for life and annuity contracts and gross and net premiums written and earned. However, the overall net impact is not significant due to the matching of assets and liabilities by currency, resulting in foreign exchange movements offsetting, and due to hedging of the foreign exchange exposures.
Other Expenses
On April 17, 2015, PartnerRe U.S. Corporation (PRUS), a subsidiary of the Company, agreed a negotiated earn-out consideration to be paid to the former shareholders of Presidio Reinsurance Group, Inc. (Presidio) in the amount of $29 million pursuant to an earn-out agreement (Earn-out Agreement) dated December 31, 2012. The Company previously accrued $4 million in connection with the Earn-out Agreement through December 31, 2014, and the remaining $25 million, pre-tax, was recorded in Other expenses during the three months ended June 30, 2015.
During the three months and six months ended June 30, 2015, the Company recorded $9 million and $40 million, pre-tax, respectively, of costs related to the Amalgamation within other expenses, which was primarily related to Costas Miranthis' stepping down as the Chief Executive Officer of the Company and as a member of the Company's Board, and professional fees.

Lorenz Re Ltd.
In March 2013, the Company formed, with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer. Lorenz Re is a segregated cell company under the laws of Bermuda and distinct segregated accounts are formed and capitalized within Lorenz Re in order to enter into reinsurance agreements with the Company on a fully collateralized basis.
In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts (2013 segregated accounts) to provide additional capacity to the Company for a diversified catastrophe portfolio over a multi-year period on a fully collateralized reinsurance basis. The Company determined that it was the primary beneficiary of the 2013 segregated accounts given it had the power to direct and had more than an insignificant economic interest in their activities and, accordingly, the 2013 segregated accounts were consolidated by the Company. In April 2015, following the expiration of the multi-year period a portion of the preferred shares was redeemed and a full commutation of the portfolio in the 2013 segregated accounts back to the Company is expected to occur later in 2015.
During the three months ended June 30, 2015, Lorenz Re issued non-voting redeemable preferred share capital on behalf of newly formed segregated accounts (2015 segregated accounts) related to new reinsurance agreements for a diversified catastrophe portfolio and an agriculture portfolio with the Company on a fully collateralized basis. The Company has determined that it is not the primary beneficiary of the 2015 segregated accounts as it does not have a controlling financial interest and, accordingly, the 2015 segregated accounts are not consolidated by the Company (see also Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report).
Overview of Net (Loss) Income
Net (loss) income, net income attributable to noncontrolling interests, net (loss) income attributable to ParterRe Ltd., preferred dividends and net (loss) income and diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(89)	$274	$160	$587
Net income attributable to noncontrolling interests	—	(2)	(3)	(5)
Net (loss) income attributable to PartnerRe Ltd.	(89)	272	157	582
Less: Preferred dividends	14	14	28	29
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(103)	$258	$129	$553
Diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders	$(2.16)	$5.02	$2.64	$10.64
Three-month result
The net loss, net loss attributable to PartnerRe Ltd., and net loss and diluted net loss attributable to PartnerRe Ltd. common shareholders in the three months ended June 30, 2015 compared to net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in the same period of 2014 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment losses of $422 million, as described in Volatility in Capital Markets above; and

•	an increase in other expenses included in Corporate and Other of $29 million, which was primarily related to Presidio Earn-out Agreement described above; partially offset by

•	an increase in income tax benefit of $92 million, which was primarily related to the net realized and unrealized investment losses.
Six-month result
The decrease in net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment losses of $448 million, as described in Volatility in Capital Markets above; and

•	an increase in other expenses included in Corporate and Other of $57 million, which was primarily related to the Amalgamation and Presidio Earn-out Agreement described above; partially offset by

•	a decrease in income tax expense of $76 million, which was primarily related to the net realized and unrealized investment losses.
The factors driving these increases and decreases are described in more detail in Review of Net (Loss) Income below.

Subsequent Events
On July 7, 2015, EXOR enhanced the terms of its proposal by providing (i) a 100 basis points increase in the preferred share dividend rate, (ii) call protection until 2021, and (iii) a commitment to limit distributions to common shareholders to an amount not greater than 67% of earnings until December 31, 2020.
On July 10, 2015, PartnerRe and AXIS announced that the special general meetings of the shareholders of both companies to approve the Amalgamation Agreement that were originally scheduled for July 24, 2015, were postponed until August 7, 2015.
On July 16, 2015, PartnerRe and AXIS amended the Amalgamation Agreement further to increase the one-time special dividend to be paid by the Company to its common shareholders to 17.50 per share and, subject to certain conditions, to match the economic terms proposed by EXOR on July 7, 2015 in relation to the Company's preferred shares.
On July 20, 2015, EXOR further announced an increase in its proposal to acquire 100% of the common shares of PartnerRe for $137.50 per share in cash by adding one-time special dividend of $3.00 per share to be paid by PartnerRe to its common shareholders pre-closing.
On July 21, 2015, PartnerRe announced that it had determined that EXOR's enhanced proposal of July 20, 2015 would reasonably be likely to result in a superior proposal in accordance with the Amalgamation Agreement. As a result, the Board sought to engage in negotiations with EXOR, and offered EXOR the opportunity to conduct due diligence, to determine whether the current EXOR proposal could be improved both in price and terms. Contemporaneously, PartnerRe stated that the Board continued to view the Amalgamation with AXIS as superior in value, terms and certainty of closing compared to the current EXOR proposal and was re-affirming its recommendation supporting the Amalgamation Agreement.
Institutional Shareholder Services Inc. and Glass, Lewis & Co., providers of proxy advisory services to shareholders, recommended on July 24, 2015 and July 25, 2015, respectively, that the Company’s shareholders vote against the amalgamation at the special meeting of the PartnerRe shareholders scheduled to be held on August 7, 2015.

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

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At June 30, 2015 and December 31, 2014 and for the three months and six months ended June 30, 2015 and 2014 these were as follows:

			June 30, 2015	December 31, 2014
Diluted tangible book value per common share and common share equivalents outstanding(1)			$115.90	$114.76
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)			4.4%

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$112	$134	$263	$310
Diluted operating earnings per common share and common share equivalents outstanding attributable to PartnerRe Ltd. common shareholders(3)	$2.35	$2.60	$5.39	$5.97
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	7.5%	9.5%	8.5%	10.9%
Combined ratio (5)	90.3%	91.5%	86.7%	87.8%

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
Diluted Tangible Book Value per Share at June 30, 2015 and December 31, 2014 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the six months ended June 30, 2015 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	June 30, 2015	December 31, 2014
Diluted tangible book value per share	$115.90	$114.76
Dividends declared per common share for the six months ended June 30, 2015	1.40
Diluted tangible book value per share plus dividends	$117.30
Annualized growth in diluted tangible book value per share plus dividends	4.4%
The Company’s Diluted Tangible Book Value per Share increased by 1.0%, from $114.76 at December 31, 2014 to $115.90 at June 30, 2015, primarily due to net income attributable to PartnerRe Ltd., which was partially offset by dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was 4.4% during the six months ended June 30, 2015. This growth was driven by net income attributable to PartnerRe Ltd. and dividends on the common shares.
Over the past five years, since June 30, 2010, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 10%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Diluted book value per common share and common share equivalents outstanding(1)	$127.24	$126.21
Less: goodwill and other intangible assets, net of tax, per share	11.34	11.45
Diluted tangible book value per share	$115.90	$114.76

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
Operating earnings decreased by $22 million, from $134 million in the three months ended June 30, 2014 to $112 million in the same period of 2015. The decrease in operating earnings was primarily due to an increase in other expenses, driven by costs related to the Presidio Earn-out Agreement and the Amalgamation, as described above, and a modest decrease in net investment income. These decreases in operating earnings were partially offset by an increase in the Non-life and Life and Health underwriting results.
Diluted operating earnings per share decreased by $0.25, from $2.60 in the three months ended June 30, 2014 to $2.35 in the same period of 2015, primarily due to the decrease in operating earnings, partially offset by a lower weighted average number of shares outstanding in the three months ended June 30, 2015 compared to the same period of 2014.
Operating earnings decreased by $47 million, from $310 million in the six months ended June 30, 2014 to $263 million in the same period of 2015. The decrease in operating earnings was primarily due to an increase of $57 million in other expenses, driven by the costs related to the Amalgamation and the Presidio Earn-out Agreement, as described above, and a modest decrease in net investment income. These decreases in operating earnings were partially offset by an increase in the Life and Health and Non-life underwriting results.
Diluted operating earnings per share decreased by $0.58, from $5.97 in the six months ended June 30, 2014 to $5.39 in the same period of 2015, primarily due to the decrease in operating earnings, partially offset by a lower weighted average number of shares outstanding in the six months ended June 30, 2015 compared to the same period of 2014.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months and six months ended June 30, 2015 compared to the same periods of 2014 are further described in Review of Net (Loss) Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2015 and 2014 was as follows (in millions of U.S. dollars, except per share data):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income attributable to PartnerRe Ltd.	$(89)	$272	$157	$582
Less:
Net realized and unrealized investment (losses) gains, net of tax	(217)	124	(117)	240
Net foreign exchange losses, net of tax	(5)	(3)	(21)	(4)
Interest in earnings of equity method investments, net of tax	7	3	4	8
Dividends to preferred shareholders	14	14	28	28
Operating earnings attributable to PartnerRe Ltd. common shareholders	$112	$134	$263	$310

Per diluted share:
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(2.16)	$5.02	$2.64	$10.64
Less:
Net realized and unrealized investment (losses) gains, net of tax	(4.55)	2.41	(2.39)	4.61
Net foreign exchange losses, net of tax	(0.10)	(0.06)	(0.43)	(0.08)
Interest in earnings of equity method investments, net of tax	0.14	0.07	0.07	0.14
Operating earnings attributable to PartnerRe Ltd. common shareholders	$2.35	$2.60	$5.39	$5.97
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
Annualized Operating ROE decreased from 9.5% in the three months ended June 30, 2014 to 7.5% in the same period of 2015 and from 10.9% in the six months ended June 30, 2014 to 8.5% in the same period of 2015. The decrease in annualized Operating ROE was due to lower diluted operating earnings per share driven by lower operating earnings, as described above, and a higher beginning diluted book value per share at January 1, 2015 compared to January 1, 2014. The other factors contributing to increases or decreases in operating earnings are described further in Review of Net (Loss) Income below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Annualized return on beginning diluted book value per common share calculated with net (loss) income per share attributable to common shareholders	(6.8)%	18.4%	4.2%	19.5%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(14.4)	8.8	(3.8)	8.4
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(0.3)	(0.2)	(0.6)	(0.1)
Annualized net interest in earnings of equity method investments, net of tax, on beginning diluted book value per common share	0.4	0.3	0.1	0.3
Annualized operating return on beginning diluted book value per common share	7.5%	9.5%	8.5%	10.9%
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
The Non-life combined ratio decreased by 1.2 points, from 91.5% in the three months ended June 30, 2014 to 90.3% in the same period of 2015. The modest decrease in the combined ratio for the three months ended June 30, 2015 compared to the same period of 2014 was mainly driven by higher combined net favorable prior quarter and prior year loss development. This decrease was partially offset by higher acquisition costs and higher loss picks in the Company's Global Specialty Non-life sub-segment and lower net premiums earned and modestly higher attritional losses in the Catastrophe Non-life sub-segment.
The Non-life combined ratio decreased by 1.1 points, from 87.8% in the six months ended June 30, 2014 to 86.7% in the same period of 2015. The modest decrease in the combined ratio for the six months ended June 30, 2015 compared to the same period of 2014 was mainly driven by higher net favorable loss development for prior accident years and, to a lesser extent, a decrease in other expenses allocated to the Non-life segment, which was due to the impact of foreign exchange and lower information technology and facility costs. These decreases were partially offset by the same factors described in the three-month result above, and a modestly higher level of mid-sized loss activity in the Global P&C Non-life sub-segment.
Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net (Loss) Income below.
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
Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at June 30, 2015. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The limits approved by the Risk and Finance Committee and the actual limits deployed at June 30, 2015 and December 31, 2014 were as follows (in billions of U.S. dollars, except interest rate risk data):

	June 30, 2015		December 31, 2014
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.5	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.9
Market Risk	3.4	2.7	3.4	2.6
Equity and equity-like sublimit	2.8	2.1	2.8	2.0
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	2.7 years	6.0 years	2.7 years
Default and Credit Spread Risk	$9.5	$5.9	$9.5	$6.3
Trade Credit Underwriting Risk	0.9	0.6	0.9	0.7
Longevity Risk	2.0	1.4	2.0	1.4
Pandemic Risk	1.3	0.7	1.3	0.7
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	1.0	0.5	1.0	0.4
Any one country sub-limit	0.8	0.4	0.8	0.4

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
The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at April 1, 2015 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$746	—
U.S. Northeast	Hurricane	925	—
U.S. Gulf Coast	Hurricane	787	—
Caribbean	Hurricane	177	—
Europe	Windstorm	561	—
Japan	Typhoon	201	—
California	Earthquake	637	$775
British Columbia	Earthquake	214	390
Japan	Earthquake	390	437
Australia	Earthquake	246	357
New Zealand	Earthquake	165	196
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at June 30, 2015 have not changed materially compared to December 31, 2014. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2014.
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
During the three months and six months ended June 30, 2015 and 2014, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and six months ended June 30, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Non-life prior year favorable (adverse) loss development:
North America	$44	$68	$126	$92
Global (Non-U.S.) P&C	10	30	28	77
Global Specialty	110	69	220	128
Catastrophe	9	(6)	24	28
Total net Non-life prior year favorable loss development	$173	$161	$398	$325
The net Non-life prior year favorable loss development for the three months and six months ended June 30, 2015 and 2014 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Non-life prior year (adverse) favorable loss development:
Net prior year loss development due to changes in premiums(1)	$(3)	$(9)	$(6)	$(18)
Net prior year loss development due to all other factors(2)	176	170	404	343
Total net Non-life prior year favorable loss development	$173	$161	$398	$325

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
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at June 30, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$919	$118	$2,403	$3,440	$(34)	$3,406
Global (Non-U.S.) P&C	1,191	9	853	2,053	(17)	2,036
Global Specialty	1,604	47	2,026	3,677	(122)	3,555
Catastrophe	246	46	87	379	(29)	350
Total Non-life reserves	$3,960	$220	$5,369	$9,549	$(202)	$9,347
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at June 30, 2015. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at June 30, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,406	$3,752	$2,749
Global (Non-U.S.) P&C	2,036	2,328	1,678
Global Specialty	3,555	4,056	2,870
Catastrophe	350	388	309
It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $9,347 million of net Non-life loss reserves at June 30, 2015, net loss reserves for accident years 2005 and prior of $557 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (New Zealand Earthquakes) and the Japan earthquake and resulting tsunami (Japan Earthquake), and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events, and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at June 30, 2015.
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
The Company’s gross and net reserves for life and health contracts by reserving line at June 30, 2015 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$8	$239	$—	$247	$(32)	$215
Longevity	1	149	382	532	(3)	529
Mortality	264	512	532	1,308	(1)	1,307
Total	$273	$900	$914	$2,087	$(36)	$2,051
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At June 30, 2015, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

June 30, 2015
Fixed maturities	$524
Equities	42
Other invested assets (including certain derivatives)	146
Funds held – directly managed account	12
Total	$724

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

Results of Operations—for the Three Months and Six Months Ended June 30, 2015 and 2014
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in the three months and six months ended June 30, 2015 compared to the same periods of 2014; and

•	the U.S. dollar ending exchange rate strengthened against most currencies, except the British pound and Swiss franc, at June 30, 2015 compared to December 31, 2014.
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

The components of net (loss) income for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Underwriting result:
Non-life	$99	$90	$259	$251
Life and Health	10	3	21	2
Investment result:
Net investment income	120	130	225	247
Net realized and unrealized investment (losses) gains	(256)	166	(140)	308
Interest in earnings of equity method investments(1)	8	5	5	11
Corporate and Other:
Other income (2)	—	5	3	4
Other expenses	(59)	(30)	(116)	(59)
Interest expense	(12)	(12)	(25)	(25)
Amortization of intangible assets(3)	(7)	(7)	(14)	(14)
Net foreign exchange (losses) gains	(6)	2	7	3
Income tax benefit (expense)	14	(78)	(65)	(141)
Net (loss) income	$(89)	$274	$160	$587

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
The components of the underwriting result and combined ratio for the Non-life segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Current accident year technical result and ratio
Adjusted for prior quarter loss development	$(22)	102.1%	$11	98.8%	$(32)	101.6%	$50	97.6%
Net favorable (adverse) prior quarter loss development	3	(0.2)	(22)	2.2
Prior accident years technical result and ratio
Net favorable prior year loss development	173	(17.1)	161	(15.4)	398	(20.4)	325	(16.0)
Technical result and ratio, as reported	$154	84.8%	$150	85.6%	$366	81.2%	$375	81.6%
Other income	—	—	1	—	—	—	2	—
Other expenses	(55)	5.5	(61)	5.9	(107)	5.5	(126)	6.2
Underwriting result and combined ratio, as reported	$99	90.3%	$90	91.5%	$259	86.7%	$251	87.8%

Three-month result
The underwriting result for the Non-life segment increased by $9 million (corresponding to a decrease of 1.2 points in the combined ratio) in the three months ended June 30, 2015 compared to the same period of 2014 primarily due to:

•
Net favorable (adverse) prior quarter loss development—an increase of $25 million (decrease of 2.4 points in the technical ratio) from adverse prior quarter development of $22 million (2.2 points on the technical ratio) in the three months ended June 30, 2014 to favorable prior quarter development of $3 million (0.2 points on the technical ratio) in the same period of 2015. The adverse development in the three months ended June 30, 2014 primarily related to various mid-sized losses reported in the Global Specialty sub-segment.

•
Net favorable prior year loss development—an increase of $12 million (a decrease of 1.7 points in the technical ratio) from $161 million (15.4 points on the technical ratio) in the three months ended June 30, 2014 to $173 million (17.1 points on the technical ratio) in the same period of 2015. The increase in net favorable prior year loss development was due to an increase in the Global Specialty and Catastrophe sub-segments, partially offset by decreases in the North America and Global (Non-U.S.) P&C sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the three months ended June 30, 2015 compared to the same period of 2014 were partially offset by:

•
The current accident year technical result, adjusted for prior quarter loss development—a deterioration in the technical result (and corresponding increase in the technical ratio) primarily related to higher acquisition cost ratio and higher loss picks in the Global Specialty sub-segment and lower net premiums earned and a modest increase in attritional losses in the Catastrophe sub-segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, increased by $7 million, from $3 million in the three months June 30, 2014 to $10 million in the same period of 2015. The underwriting result primarily reflected a higher level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $10 million, from $130 million in the three months ended June 30, 2014 to $120 million in the same period of 2015. The decrease in net investment income was primarily attributable to the strengthening of the U.S. dollar against most major currencies, the timing of dividends and lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $422 million, from gains of $166 million in the three months ended June 30, 2014 to losses of $256 million in the same period of 2015. The net realized and unrealized investment losses of $256 million in the three months ended June 30, 2015 were primarily due to increases in longer-term U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other expenses included in Corporate and Other increased by $29 million, from $30 million in the three months ended June 30, 2014 to $59 million in the same period of 2015, primarily due to the costs related to the Presidio Earn-out-Agreement, as described in the Executive Overview above. See Corporate and Other—Other Expenses below for more details.
Interest expense in the three months ended June 30, 2015 was comparable to the same period of 2014.
Net foreign exchange losses increased by $8 million, from gains of $2 million in the three months ended June 30, 2014 to losses of $6 million in the same period of 2015. The net foreign exchange losses of $6 million in the three months ended June 30, 2015 resulted primarily from the impact of certain unhedged investment portfolios. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax benefit increased by $92 million, from an expense of $78 million in the three months ended June 30, 2014 to a benefit of $14 million in the same period of 2015, primarily reflecting the geographical distribution of the Company’s pre-tax net loss between its taxable and non-taxable jurisdictions and was driven by the increase in net realized and unrealized investment losses. See Corporate and Other—Income Taxes below for more details.
Six-month result
The underwriting result for the Non-life segment increased by $8 million (corresponding to a decrease of 1.1 points in the combined ratio) in the six months ended June 30, 2015 compared to the same period of 2014 primarily due to:

•
Net favorable prior year loss development—an increase of $73 million (a decrease of 4.4 points in the technical ratio) from $325 million (16.0 points on the technical ratio) in the six months ended June 30, 2014 to $398 million (20.4 points on the technical ratio) in the same period of 2015. The increase in net favorable prior year loss development was due to increases in the Global Specialty and North America sub-segments, partially offset by a decrease in the Global (Non-U.S.) P&C sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Other expenses—a decrease of $19 million (a decrease of 0.7 points in the combined ratio) from $126 million (6.2 points on the combined ratio) in the six months ended June 30, 2014 to $107 million (5.5 points on the combined ratio) in the same period of 2015, primarily as a result of the impact of the foreign exchange and lower information technology and facilities costs.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the six months ended June 30, 2015 compared to the same period of 2014 were partially offset by:

•
The current accident year technical result—a deterioration in the technical result (and corresponding increase in the technical ratio) driven by the same factors described in the three-month result as well as modestly higher level of mid-sized loss activity in the Global (Non-U.S.) P&C sub-segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, increased by $19 million, from $2 million in the six months June 30, 2014 to $21 million in the same period of 2015. The underwriting result primarily reflected a higher level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $22 million, from $247 million in the six months ended June 30, 2014 to $225 million in the same period of 2015. The decrease in net investment income was primarily attributable to the strengthening of the U.S. dollar against most major currencies, lower reinvestment rates and the timing of dividends. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $448 million, from gains of $308 million in the six months ended June 30, 2014 to losses of $140 million in the same period of 2015. The net realized and unrealized investment losses of $140 million in the six months ended June 30, 2015 were primarily due to increases in longer-term U.S. and European risk-free interest rates. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other expenses included in Corporate and Other increased by $57 million, from $59 million in the six months ended June 30, 2014 to $116 million in the same period of 2015, primarily due to the costs related to the Amalgamation and Presidio Earn-out Agreement, as described in the Executive Overview above. See Corporate and Other—Other Expenses below for more details.
Interest expense in the six months ended June 30, 2015 was comparable to the same period of 2014.
Net foreign exchange gains increased by $4 million, from $3 million in the six months ended June 30, 2014 to $7 million in the same period of 2015. The net foreign exchange gains of $7 million in the six months ended June 30, 2015 resulted primarily from the gains related to the difference in forward points embedded in the Company's foreign currency hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense decreased by $76 million, from $141 million in the six months ended June 30, 2014 to $65 million in the same period of 2015, primarily reflecting the geographical distribution of the Company’s pre-tax net income between its taxable and non-taxable jurisdictions and was driven by the increase in net realized and unrealized investment losses. See Corporate and Other—Income Taxes below for more details.
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
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premiums written	$427	$400	$900	$930
Net premiums written	401	392	872	919
Net premiums earned	$435	$390	$774	$768
Losses and loss expenses	(296)	(240)	(468)	(499)
Acquisition costs	(111)	(102)	(204)	(194)
Technical result (1)	$28	$48	$102	$75
Loss ratio (2)	68.1%	61.5%	60.4%	65.0%
Acquisition ratio (3)	25.4	26.1	26.4	25.2
Technical ratio (4)	93.5%	87.6%	86.8%	90.2%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 30% and 29% of total net premiums written in the three months and six months ended June 30, 2015, respectively, compared to 28% and 29% in the same periods of 2014. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the six months ended
	June 30, 2015				June 30, 2014				June 30, 2015				June 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$125	31%	$151	35%	$120	31%	$114	29%	$267	31%	$215	28%	$282	31%	$218	28%
Casualty	153	38	156	36	148	38	147	38	316	36	299	38	326	35	295	38
Credit/Surety	25	6	23	5	25	6	26	7	55	6	48	6	63	7	52	7
Motor	16	4	18	4	11	3	13	3	36	4	38	5	33	4	32	4
Multiline	30	8	31	7	30	8	27	7	78	9	62	8	76	8	51	7
Property	45	11	48	11	44	11	49	12	107	12	99	13	116	13	97	13
Other	7	2	8	2	14	3	14	4	13	2	13	2	23	2	23	3
Total	$401	100%	$435	100%	$392	100%	$390	100%	$872	100%	$774	100%	$919	100%	$768	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended June 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	7%	3%	12%
Foreign exchange effect	—	(1)	—
Increase as reported in U.S. dollars	7%	2%	12%

Six months ended June 30, 2015 compared to the same period of 2014
(Decrease) increase in original currency	(3)%	(5)%	1%
Foreign exchange effect	—	—	—
(Decrease) increase as reported in U.S. dollars	(3)%	(5)%	1%
Three-month result
Gross and net premiums written and net premiums earned increased by 7%, 3% and 12%, respectively, on a constant foreign exchange basis in the three months ended June 30, 2015 compared to the same period of 2014. The increases in gross premiums written were primarily driven by new and higher renewal business in the agriculture and casualty lines, with the agriculture line reflecting two quarters of written premium from certain treaties that incepted on January 1, 2015 but were only bound in April 2015. These increases were partially offset by cancellations, primarily in the casualty and structured property lines of business, and timing differences related to a significant treaty in the agriculture line. The increase in net premiums written was driven by the same factors as the increase in gross premiums written, which were partially offset by higher premiums ceded in the agriculture line of business primarily to Lorenz Re, as described in the Executive Overview. The increase in net premiums earned was higher than the increase in net premiums written mainly due to the timing differences and higher premiums ceded in the agriculture line of business having a greater impact on net premiums written than net premiums earned.
Six-month result
Gross and net premiums written decreased by 3% and 5%, respectively, and net premiums earned increased by 1%, on a constant foreign exchange basis in the six months ended June 30, 2015 compared to the same period of 2014. The decreases in gross premiums written were primarily driven by cancellations, non-renewals and decreased participations across multiple lines of business. These decreases were partially offset by new business written during 2014 and at the January 1, 2015 renewals in the casualty, agriculture and property lines of business. The decrease in net premiums written was driven by the same factors as the decrease in gross premiums written and higher premiums ceded in the agriculture line of business, primarily to Lorenz Re. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Current accident year technical result and ratio	$(16)	103.6%	$(20)	104.9%	$(24)	103.1%	$(17)	102.2%
Prior accident years technical result and ratio
Net favorable prior year loss development	44	(10.1)	68	(17.3)	126	(16.3)	92	(12.0)
Technical result and ratio, as reported	$28	93.5%	$48	87.6%	$102	86.8%	$75	90.2%

Three-month result
The decrease of $20 million in the technical result (and the corresponding increase of 5.9 points in the technical ratio) in the three months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—a decrease of $24 million (increase of 7.2 points in the technical ratio) from $68 million (17.3 points on the technical ratio) in the three months ended June 30, 2014 to $44 million (10.1 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended June 30, 2015 and 2014 was driven by most lines of business, predominantly the casualty line.

This factor driving the decrease in the technical result in the three months ended June 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result—a modest improvement in the technical result (and corresponding decrease in the technical ratio) primarily due to a decrease in the acquisition cost ratio, driven mainly by the increased level of business from the agriculture line, and normal fluctuations in profitability between periods.

Six-month result
The increase of $27 million in the technical result (and the corresponding decrease of 3.4 points in the technical ratio) in the six months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $34 million (decrease of 4.3 points in the technical ratio) from $92 million (12.0 points on the technical ratio) in the six months ended June 30, 2014 to $126 million (16.3 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the six months ended June 30, 2015 was driven by most lines of business, predominantly the casualty line. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was driven primarily by the casualty line, while the multiline, motor and agriculture lines experienced combined adverse loss development for prior accident years of $13 million.

This factor driving the increase in the technical result in the six months ended June 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result—a modest deterioration in the technical result (and corresponding increase in the technical ratio) primarily due to an increase in the acquisition cost ratio, driven mainly by continued pricing pressure and competitive conditions in certain lines of business, and normal fluctuations in profitability between periods.

Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 77% and 80% of net premiums written in the three months and six months ended June 30, 2015, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premiums written	$143	$155	$477	$519
Net premiums written	137	148	468	508
Net premiums earned	$159	$187	$333	$367
Losses and loss expenses	(121)	(103)	(240)	(196)
Acquisition costs	(36)	(52)	(89)	(107)
Technical result	$2	$32	$4	$64
Loss ratio	75.9%	54.6%	72.0%	53.5%
Acquisition ratio	23.2	27.9	26.8	29.0
Technical ratio	99.1%	82.5%	98.8%	82.5%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 10% and 16% of total net premiums written in the three months and six months ended June 30, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the six months ended
	June 30, 2015				June 30, 2014				June 30, 2015				June 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$14	10%	$18	11%	$13	8%	$20	11%	$47	10%	$33	10%	$47	9%	$35	10%
Motor	47	34	61	39	54	37	73	39	166	36	132	39	187	37	147	40
Property	76	56	80	50	81	55	94	50	255	54	168	51	274	54	185	50
Total	$137	100%	$159	100%	$148	100%	$187	100%	$468	100%	$333	100%	$508	100%	$367	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended June 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase (decrease) in original currency	5%	6%	(2)%
Foreign exchange effect	(13)	(13)	(13)
Decrease as reported in U.S. dollars	(8)%	(7)%	(15)%

Six months ended June 30, 2015 compared to the same period of 2014
Increase in original currency	2%	2%	2%
Foreign exchange effect	(10)	(10)	(11)
Decrease as reported in U.S. dollars	(8)%	(8)%	(9)%
Three-month result
Gross and net premiums written increased by 5% and 6%, respectively, and net premiums earned decreased by 2% on a constant foreign exchange basis in the three months ended June 30, 2015 compared to the same period of 2014. The increase on a constant foreign exchange basis in gross and net premiums written was primarily related to new business written across all lines. This increase was partially offset by downward prior year premium adjustments in the property and motor lines of business and cancellations in the motor line of business. The decrease in net premiums earned compared to the increases in gross and net premiums written was primarily due to the new business written being earned over the risk period and not yet fully reflected in net premiums earned and the downward prior year premium adjustments and cancellations being fully reflected in net premiums earned.
Six-month result
Gross and net premiums written and net premiums earned increased by 2% on a constant foreign exchange basis in the six months ended June 30, 2015 compared to the same period of 2014. The modest increases on a constant foreign exchange basis in gross and net premiums written were driven by the same factors described in the three-month result. The modest increase on a constant foreign exchange basis in net premiums earned was due to increased participations and new business, which were partially offset by cancellations and downward prior year premium adjustments. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Current accident year technical result and ratio
Adjusted for prior quarter loss development	$—	100.3%	$1	99.2%	$(24)	107.3%	$(13)	103.5%
Net (adverse) favorable prior quarter loss development	(8)	5.2	1	(0.5)
Prior accident years technical result and ratio
Net favorable prior year loss development	10	(6.4)	30	(16.2)	28	(8.5)	77	(21.0)
Technical result and ratio, as reported	$2	99.1%	$32	82.5%	$4	98.8%	$64	82.5%

Three-month result
The decrease of $30 million in the technical result (and the corresponding increase of 16.6 points in the technical ratio) in the three months ended June 30, 2015 compared to the same period of 2014 was primarily attributable:

•
Net favorable prior year loss development—a decrease in net favorable prior year loss development of $20 million (increase of 9.8 points in the technical ratio) from $30 million (16.2 points on the technical ratio) in the three months ended June 30, 2014 to $10 million (6.4 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended June 30, 2015 was driven by most lines of business, with the property line being the most pronounced, while the motor line experience a modest adverse loss development for prior accident years of $3 million. The net favorable loss development for prior accident years in the three months ended June 30, 2014 was driven by all lines of business, with the property line being the most pronounced.

•
Net (adverse) favorable prior quarter loss development—an increase in net adverse prior quarter loss development of $9 million (increase of 5.7 points in the technical ratio) from net favorable loss development of $1 million (0.5 points on the technical ratio) in the three months ended June 30, 2014 to net adverse loss development of $8 million (5.2 points on the technical ratio) in the same period of 2015 following reported loss experience in the property and motor lines of business.

The current accident year technical result and ratio, adjusted for prior quarter loss development, in the three months ended June 30, 2015 was comparable to the same period of 2014, primarily due to a higher level of mid-sized loss activity and higher downward premium adjustments being offset by a decrease in the acquisition cost ratio, driven by lower profit commission adjustments reported by cedants in the motor line of business, and normal fluctuations in profitability between periods.
Six-month result
The decrease of $60 million in the technical result (and the corresponding increase of 16.3 points in the technical ratio) in the six months ended June 30, 2015 compared to the same period of 2014 was primarily attributable:

•
Net favorable prior year loss development—a decrease in net favorable prior year loss development of $49 million (increase of 12.5 points in the technical ratio) from $77 million (21.0 points on the technical ratio) in the six months ended June 30, 2014 to $28 million (8.5 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the six months ended June 30, 2015 and 2014 was driven by the property line of business.

•
The current accident year technical result—a deterioration in the technical result (and a corresponding increase in the technical ratio) due to a higher level of mid-sized loss activity and normal fluctuations in profitability between periods, partially offset by a decrease in the acquisition cost ratio, predominantly related to same factors described in the three-month result.

Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premiums written	$406	$438	$833	$917
Net premiums written	400	432	762	822
Net premiums earned	$374	$406	$739	$761
Losses and loss expenses	(198)	(270)	(369)	(471)
Acquisition costs	(102)	(98)	(194)	(178)
Technical result	$74	$38	$176	$112
Loss ratio	53.0%	66.5%	49.9%	61.9%
Acquisition ratio	27.2	24.2	26.3	23.4
Technical ratio	80.2%	90.7%	76.2%	85.3%

Premiums
The Global Specialty sub-segment represented 30% and 26% of total net premiums written in the three months and six months ended June 30, 2015 and 2014, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the six months ended
	June 30, 2015				June 30, 2014				June 30, 2015				June 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$50	13%	$53	14%	$61	14%	$59	14%	$104	14%	$84	11%	$110	13%	$85	11%
Aviation / Space	51	13	52	14	57	13	53	13	90	12	103	14	90	11	99	13
Credit / Surety	51	13	47	13	64	15	72	18	103	14	101	14	139	17	140	18
Energy	14	3	17	4	20	5	17	4	31	4	37	5	31	4	36	5
Engineering	41	10	41	11	39	9	45	11	80	10	84	11	79	9	90	12
Marine	55	14	55	15	65	15	63	16	95	13	106	14	128	16	131	17
Multiline	44	11	33	9	27	6	19	5	87	11	67	9	66	8	35	5
Specialty casualty	37	9	34	9	43	10	38	9	78	10	70	10	95	12	69	9
Specialty property	54	13	41	11	52	12	40	10	85	11	85	12	76	9	76	10
Other	3	1	1	—	4	1	—	—	9	1	2	—	8	1	—	—
Total	$400	100%	$374	100%	$432	100%	$406	100%	$762	100%	$739	100%	$822	100%	$761	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended June 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	—%	—%	1%
Foreign exchange effect	(7)	(8)	(9)
Decrease as reported in U.S. dollars	(7)%	(8)%	(8)%

Six months ended June 30, 2015 compared to the same period of 2014
(Decrease) increase in original currency	(3)%	—%	4%
Foreign exchange effect	(6)	(7)	(7)
Decrease as reported in U.S. dollars	(9)%	(7)%	(3)%
Three-month result
Gross and net premiums written were flat and net premiums earned increased by 1% on a constant foreign exchange basis in the three months ended June 30, 2015 compared to the same period of 2014. Gross and net premiums written were flat on a constant foreign exchange basis primarily as a result of new business written across multiple lines of business mainly in prior periods, being offset by downward prior year premium adjustments and cancellations in various lines of business.
Six-month result
Gross premiums written decreased by 3%, net premiums written were flat and net premiums earned increased by 4% on a constant foreign exchange basis in the six months ended June 30, 2015 compared to the same period of 2014. The decrease in gross premiums written was driven mainly by cancellations, downward premium adjustments and reduced participations during the January 1, 2015 renewals in the marine, credit/surety and specialty casualty lines of business and was partially offset by new business written across multiple lines of business and increased participations in the multi-line line of business. Net premiums written were flat on a constant foreign exchange basis, reflecting the same factors driving the decrease in gross premiums written, which were offset by lower premiums ceded under the 2015 retrocessional programs. The increase in net premiums earned compared to flat net premiums written on a constant foreign exchange basis was mainly as a result of the earning of business written in 2014. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Current accident year technical result and ratio
Adjusted for prior quarter loss development	$(32)	108.4%	$(13)	103.3%	$(44)	105.9%	$(16)	102.2%
Net adverse prior quarter loss development	(4)	1.2	(18)	4.5
Prior accident years technical result and ratio
Net favorable prior year loss development	110	(29.4)	69	(17.1)	220	(29.7)	128	(16.9)
Technical result and ratio, as reported	$74	80.2%	$38	90.7%	$176	76.2%	$112	85.3%
Three-month result
The increase of $36 million in the technical result (and the corresponding decrease of 10.5 points in the technical ratio) in the three months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $41 million (decrease of 12.3 points in the technical ratio) from $69 million (17.1 points on the technical ratio) in the three months ended June 30, 2014 to $110 million (29.4 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended June 30, 2015 was driven by all lines of business, primarily the marine, credit/surety and specialty casualty lines. The net favorable loss development for prior accident years in the three months ended June 30, 2014 was driven by most lines of business, primarily the marine, aviation/space and specialty property lines, while the engineering and credit/surety lines experienced combined adverse loss development for prior accident years of $16 million.

•
Net adverse prior quarter loss development—a decrease of $14 million (decrease of 3.3 points in the technical ratio) from $18 million (4.5 points on the technical ratio) in the three months ended June 30, 2014 to $4 million (1.2 points on the technical ratio) in the same period of 2015, primarily driven by various mid-sized losses reported in the marine, specialty property and energy lines in the three months ended June 30, 2014.

These factors driving the increase in the technical result in the three months ended June 30, 2015 compared to the same period of 2014 were partially offset by:

•
The current accident year technical result, adjusted for prior quarter loss development—a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to an increase in the acquisition cost ratio, driven by an unfavorable adjustment recorded on a significant contract in the aviation/space line of business, and higher loss picks, partially offset by normal fluctuation in profitability between periods.

Six-month result
The increase of $64 million in the technical result (and the corresponding decrease of 9.1 points in the technical ratio) in the six months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $92 million (decrease of 12.8 points in the technical ratio) from $128 million (16.9 points on the technical ratio) in the six months ended June 30, 2014 to $220 million (29.7 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the six months ended June 30, 2015 was driven by all lines of business, primarily the marine, specialty casualty and credit/surety and aviation/space lines. The net favorable loss development for prior accident years in the six months ended June 30, 2014 was driven by most lines of business, predominantly the marine, aviation/space and specialty property lines, while the credit/surety and agriculture lines experienced combined adverse loss development for prior accident years of $21 million.

This factor driving the increase in the technical result in the six months ended June 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result—a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to an increase in the acquisition cost ratio and higher loss picks, as described in the three-month result, partially offset by normal fluctuations in profitability between periods.

Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and, as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for both the three months and six months ended June 30, 2015 and 2014 included no catastrophic loss activity.
As discussed in the Executive Overview above, due to the non-consolidation of the newly formed 2015 segregated accounts within Lorenz Re, the Catastrophe sub-segment's technical results for three months and six months ended June 30, 2015 reflect the quota share retrocession of business to Lorenz Re, while the Catastrophe sub-segment's technical results for the three months and six months ended June 30, 2014 are presented before the inter-company quota share retrocession to Lorenz Re.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premiums written	$122	$143	$312	$353
Net premiums written	71	136	247	315
Net premiums earned	$44	$59	$102	$138
Losses and loss expenses	10	(19)	(10)	1
Acquisition costs	(4)	(8)	(8)	(15)
Technical result	$50	$32	$84	$124
Loss ratio	(21.5)%	33.4%	9.9%	(0.9)%
Acquisition ratio	8.2	13.0	7.6	11.4
Technical ratio	(13.3)%	46.4%	17.5%	10.5%
Premiums
The Catastrophe sub-segment represented 6% and 8% of total net premiums written in the three months and six months ended June 30, 2015, respectively, compared to 10% in the same periods of 2014.
Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended June 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(11)%	(44)%	(17)%
Foreign exchange effect	(4)	(4)	(9)
Decrease as reported in U.S. dollars	(15)%	(48)%	(26)%

Six months ended June 30, 2015 compared to the same period of 2014
Decrease in original currency	(7)%	(16)%	(17)%
Foreign exchange effect	(4)	(5)	(9)
Decrease as reported in U.S. dollars	(11)%	(21)%	(26)%
Three-month result
Gross and net premiums written and net premiums earned decreased by 11%, 44% and 17%, respectively, on a constant foreign exchange basis in the three months ended June 30, 2015 compared to the same period of 2014. The decrease in gross premiums written on a constant foreign exchange basis was primarily due to cancellations, non-renewals and timing differences in certain significant renewals, partially offset by new business and increased participations. The decrease in net premiums written on a constant foreign exchange basis was primarily driven by higher premiums ceded due to Lorenz Re, as described in the Executive Overview above, and a timing difference in the renewal of a significant retrocessional quota share treaty. The decrease in net premiums earned was lower than the decrease in net premiums written primarily due to the ceded premiums being fully written, but earned over the risk period and therefore not fully reflected in net premiums earned.

Six-month result
Gross and net premiums written and net premiums earned decreased by 7%, 16% and 17% on a constant foreign exchange basis in the six months ended June 30, 2015 compared to the same period of 2014. The decrease in gross premiums written on a constant foreign exchange basis was primarily due to cancellations and non-renewals, partially offset by new business written. The decreases in net premiums written and earned were driven by the same factors as the decrease in gross premiums written and also due to the higher premiums ceded under the Company's retrocessional programs, as described in the three-month result.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Current accident year technical result and ratio
Adjusted for prior quarter loss development	$26	42.7%	$43	27.3%	$60	40.6%	$96	30.7%
Net favorable (adverse) prior quarter loss development	15	(34.6)	(5)	8.9
Prior accident years technical result and ratio
Net favorable (adverse) prior year loss development	9	(21.4)	(6)	10.2	24	(23.1)	28	(20.2)
Technical result and ratio, as reported	$50	(13.3)%	$32	46.4%	$84	17.5%	$124	10.5%
Three-month result
The increase of $18 million in the technical result (and the corresponding decrease of 59.7 points in the technical ratio) in the three months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable (adverse) prior quarter loss development—an increase in net favorable prior quarter loss development of $20 million (decrease of 43.5 points in the technical ratio) from adverse loss development of $5 million (8.9 points on the technical ratio) in the three months ended June 30, 2014 to favorable loss development of $15 million (34.6 points on the technical ratio) in the same period of 2014, driven primarily by favorable reported losses on certain events that occurred in the three months ended March 31, 2015.

•
Net favorable (adverse) prior year loss development—an increase in net favorable prior year loss development of $15 million (decrease of 31.6 points in the technical ratio) from adverse loss development of $6 million (10.2 points on the technical ratio) in the three months ended June 30, 2014 to favorable loss development of $9 million (21.4 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended June 30, 2015 was primarily due to net favorable loss emergence. The net adverse loss development for prior accident years in the three months ended June 30, 2014 was mainly due to adverse development related to the New Zealand Earthquakes, which was partially offset by favorable loss emergence from other events.

These factors driving the increase in the technical result in the three months ended June 30, 2015 compared to the same period of 2014 were partially offset by:

•
The current accident year technical result, adjusted for prior quarter loss development—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to the impact of lower net premiums earned, which in the absence of catastrophic losses directly impacts the technical result, in the three months ended June 30, 2015 compared to the same period of 2014, and modestly higher attritional losses.

Six-month result
The decrease of $40 million in the technical result (and the corresponding increase of 7.0 points in the technical ratio) in the six months ended June 30, 2015 compared to the same period of 2014 was primarily attributable to:

•	The current accident year technical result—a decrease in the technical result (and corresponding increase in the technical ratio) primarily due to the same factors described in the three-month result.

•
Net favorable prior year loss development—a decrease of $4 million (increase of 2.9 points in the technical ratio) from $28 million (20.2 points on the technical ratio) in the six months ended June 30, 2014 to $24 million (23.1 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the six months ended June 30, 2015 and 2014 was primarily due to net favorable loss emergence.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and accident and health business written in the U.S.
At the time of the acquisition of PartnerRe Health in December 2012, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and as of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third-party insurance companies. This transition continues to affect the period over period comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs in the three months and six months ended June 30, 2015 compared to the same periods of 2014.
The components of the allocated underwriting result for this segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross premiums written	$334	$326	$659	$615
Net premiums written	313	311	626	593
Net premiums earned	$316	$311	$614	$573
Life policy benefits	(260)	(252)	(499)	(468)
Acquisition costs	(30)	(43)	(64)	(73)
Technical result	$26	$16	$51	$32
Other income	—	3	1	4
Other expenses	(16)	(16)	(31)	(34)
Net investment income	16	15	30	30
Allocated underwriting result (1)	$26	$18	$51	$32

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.
Premiums
The Life and Health segment represented 24% and 21% of total net premiums written in the three months and six months ended June 30, 2015, respectively, compared to 22% and 19% of total net premiums written in the same periods of 2014. The net premiums written and net premiums earned by line of business for this segment for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the six months ended
	June 30, 2015				June 30, 2014				June 30, 2015				June 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$81	26%	$82	26%	$84	27%	$84	27%	$166	26%	$166	27%	$129	22%	$129	23%
Longevity	94	30	93	29	70	22	70	22	162	26	162	26	140	23	140	24
Mortality	138	44	141	45	157	51	157	51	298	48	286	47	324	55	304	53
Total	$313	100%	$316	100%	$311	100%	$311	100%	$626	100%	$614	100%	$593	100%	$573	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended June 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	12%	10%	11%
Foreign exchange effect	(9)	(9)	(9)
Increase as reported in U.S. dollars	3%	1%	2%

Six months ended June 30, 2015 compared to the same period of 2014
Increase in original currency	15%	14%	16%
Foreign exchange effect	(8)	(8)	(9)
Increase as reported in U.S. dollars	7%	6%	7%
Three-month result
Gross and net premiums written and net premiums earned increased by 12%, 10% and 11%, respectively, on a constant foreign exchange basis in the three months ended June 30, 2015 compared to the same period of 2014. The increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis were driven by the longevity line of business, due to an increased participation on a significant longevity swap, and new short-term business written in the mortality line of business.
Six-month result
Gross and net premiums written and net premiums earned increased by 15%, 14% and 16%, respectively, on a constant foreign exchange basis in the six months ended June 30, 2015 compared to the same period of 2014. The increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis were driven by PartnerRe Health's accident and health business and the longevity line of business, as described in the three-month result above. The increase in the accident and health line was primarily driven by PartnerRe Health’s continuing transition from an MGA to a carrier, as described above, and continued growth arising primarily from the Patient Protection and Affordable Care Act. These increases in the accident and health line were partially offset by non-renewals driven by increased cedant retentions and increased market competition.
Allocated underwriting result
Three-month result
The allocated underwriting result increased by $8 million, from $18 million in the three months ended June 30, 2014 to $26 million in the same period of 2015, primarily due to a higher level of net favorable prior year loss development from both the mortality and accident and health lines of business.
The increase in net favorable prior year loss development of $7 million resulted from net favorable loss development of $13 million in the three months ended June 30, 2015 compared to $6 million in the same period of 2014. The net favorable prior year loss development of $13 million during the three months ended June 30, 2015 was related to the GMDB business, mainly resulting from updated information from cedants and an increase in the yield curve, the PartnerRe Health business and the short-term mortality business. The net favorable prior year loss development of $6 million during the three months ended June 30, 2014 was primarily related to the short-term mortality business and PartnerRe Health’s business.

Six-month result
The allocated underwriting result increased by $19 million, from $32 million in the six months ended June 30, 2014 to $51 million in the same period of 2015, primarily due to a higher level of net favorable prior year loss development from both the mortality and accident and health lines of business.
The increase in net favorable prior year loss development of $19 million resulted from net favorable loss development of $27 million in the six months ended June 30, 2015 compared to $8 million in the same period of 2014. The net favorable prior year loss development of $27 million during the six months ended June 30, 2015 was primarily related to the PartnerRe Health business, the GMDB business, resulting from improvements in the capital markets as well as the same factors described in the three-month result, and the short-term mortality business. The net favorable prior year loss development of $8 million during the six months ended June 30, 2014 was primarily related to the GMDB business, driven by improvements in the capital markets and favorable actual versus expected claims paid experience, and PartnerRe Health’s business.
Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Non-life
Property and casualty
Casualty	13%	11%	12%	12%
Motor	5	5	7	7
Multiline and other	6	5	6	5
Property	9	9	12	12
Specialty
Agriculture	13	13	13	13
Aviation / Space	4	4	3	3
Catastrophe	5	9	8	10
Credit / Surety	6	6	5	6
Energy	1	1	1	1
Engineering	3	3	3	3
Marine	4	5	3	4
Specialty casualty	3	3	3	3
Specialty property	4	4	3	2
Life and Health	24	22	21	19
Total	100%	100%	100%	100%
The changes in the distribution of net premiums written by line of business between the three months and six months ended June 30, 2015 and the same periods of 2014 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Catastrophe: the decrease in the distribution of net premiums written in the three months and six months ended June 30, 2015 compared to the same periods of 2014 was primarily driven by cancellations, non-renewals and higher premiums ceded, as described in the Catastrophe sub-segment above.

•
Life and Health: the increase in the distribution of net premiums written in the three months ended June 30, 2015 compared to the same period of 2014 was primarily driven by an increase in the longevity line of business, as described in the Life and Health segment above. The increase in the distribution of net premiums written in the six months ended June 30, 2015 compared to the same period of 2014 was driven by increases in the accident and health and the longevity lines, as described in the Life and Health segment above.

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
The distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Non-life segment
Proportional	54%	55%	50%	52%
Non-proportional	16	16	22	24
Facultative	7	7	7	6
Life and Health segment
Proportional	23	22	20	16
Non-proportional	—	—	1	2
Total	100%	100%	100%	100%
The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The changes in distribution of gross premiums written by reinsurance type for the three months and six months ended June 30, 2015 compared to the same period of 2014 primarily related to a relative increase in the proportional gross premiums written in the Life and Health segment, as described above, which reduced the distribution of gross premiums written by type of business in the Non-life segment. The distribution of gross premiums written in the Non-life segment was also impacted by a decrease in the Catastrophe business, which is primarily written on a non-proportional basis.
Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Asia, Australia and New Zealand	13%	13%	11%	11%
Europe	33	35	38	41
Latin America, Caribbean and Africa	9	9	9	8
North America	45	43	42	40
Total	100%	100%	100%	100%
The modest decrease in the relative distribution of gross premiums written in Europe during the three months and six months ended June 30, 2015 compared to the same period of 2014 was primarily due to the impact of the strengthening of the U.S. dollar against the euro, which also impacted the relative distribution for other geographic regions.

Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Broker	73%	69%	71%	69%
Direct	27	31	29	31
Total	100%	100%	100%	100%
The percentage of gross premiums written through brokers in the three months and six months ended June 30, 2015 increased compared to the same periods of 2014 primarily due to an increase in the agriculture business and the strengthening of the U.S. dollar against the euro, which increased gross premiums written in the North America sub-segment. The agriculture business and business written in the North America sub-segment are primarily written through brokers.

Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.
Net Investment Income
Net investment income by asset source for the three months and six months ended June 30, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturities and short-term investments	$110	$115	$213	$226
Equities	10	15	16	22
Funds held and other	9	9	14	17
Funds held – directly managed	3	3	6	7
Investment expenses	(12)	(12)	(24)	(25)
Net investment income	$120	$130	$225	$247
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
Three-month result
Net investment income decreased in the three months ended June 30, 2015 compared to the same period of 2014 due to:

•	the strengthening of the U.S. dollar against most major currencies;

•	a decrease in net investment income from equities, primarily as a result of the timing of dividends; and

•	a decrease in net investment income from fixed maturities, primarily due to lower reinvestment rates.

Six-month result
Net investment income decreased in the six months ended June 30, 2015 compared to the same period of 2014 due to:

•	the strengthening of the U.S. dollar against most major currencies;

•	a decrease in net investment income from fixed maturities, primarily due to lower reinvestment rates;

•	a decrease in net investment income from equities, primarily as a result of the timing of dividends; and

•	a decrease in investment income from funds held, primarily due to one-time adjustments on non-standard annuity contracts.

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
The components of net realized and unrealized investment (losses) gains for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net realized investment gains on fixed maturities and short-term investments	$13	$31	$64	$56
Net realized investment gains on equities	32	34	52	35
Net realized investment losses on other invested assets	(14)	(18)	(21)	(8)
Change in net unrealized investment gains (losses) on other invested assets	16	(14)	(5)	(40)
Change in net unrealized investment losses (gains) on fixed maturities and short-term investments	(254)	124	(177)	243
Change in net unrealized investment (losses) gains on equities	(46)	6	(53)	17
Net other realized and unrealized investment gains	3	1	3	2
Net realized and unrealized investment (losses) gains on funds held – directly managed	(6)	2	(3)	3
Net realized and unrealized investment (losses) gains	$(256)	$166	$(140)	$308
Three-month result
Net realized and unrealized investment losses increased by $422 million, from gains of $166 million in the three months ended June 30, 2014 to losses of $256 million in the same period of 2015. The net realized and unrealized investment losses of $256 million in the three months ended June 30, 2015 were primarily due to increases in longer-term U.S. and European risk-free interest rates and, to a lesser extent, widening credit spreads and decreases in the equity markets. Net realized and unrealized investment gains of $166 million in the three months ended June 30, 2014 were primarily due to decreases in U.S. and European longer-term risk-free interest rates, improvements in worldwide equity markets and narrowing credit spreads, which were partially offset by losses on treasury note futures.
Net realized losses and the change in net unrealized investment gains (losses) on other invested assets were a combined gain of $2 million and a combined loss of $32 million in the three months ended June 30, 2015 and 2014, respectively. The combined gain of $2 million in the three months ended June 30, 2015 was related to various offsetting factors and the combined loss of $32 million in the same period of 2014 was primarily related to treasury note futures.
Six-month result
Net realized and unrealized investment losses increased by $448 million, from gains of $308 million in the six months ended June 30, 2014 to losses of $140 million in the same period of 2015. The net realized and unrealized investment losses of $140 million in the six months ended June 30, 2015 were primarily due to increases in longer-term U.S. and European risk-free interest rates, widening credit spreads and realized and unrealized losses on treasury note futures. Net realized and unrealized investment gains of $308 million in the six months ended June 30, 2014 were primarily due to modest decreases in U.S. and European longer-term risk-free interest rates, narrowing credit spreads and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures.
Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $26 million and $48 million in the six months ended June 30, 2015 and 2014, respectively, and primarily related to treasury note futures.

Other Expenses
The Company’s total other expenses for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Other expenses	$130	$107	$254	$219
Other expenses as a % of total net premiums earned (Non-life and Life and Health)	9.8%	7.9%	9.9%	8.4%
Three-month result
Other expenses increased by $23 million, or 21%, from $107 million in the three months ended June 30, 2014 to $130 million in the same period of 2015 primarily due to costs related to the Presidio Earn-out Agreement and the Amalgamation in the three months ended June 30, 2015, as described in the Executive Overview above. These increases were partially offset by the impact of foreign exchange and lower information technology and facilities costs in the three months ended June 30, 2015 compared to the same period of 2014.
Six-month result
Other expenses increased by $35 million, or 16%, from $219 million in the six months ended June 30, 2014 to $254 million in the same period of 2015 primarily due to costs related to the Amalgamation and the Presidio Earn-out Agreement in the six months ended June 30, 2015. These increases were partially offset by the impact of foreign exchange and lower personnel, facilities and information technology costs in the six months ended June 30, 2015 compared to the same period of 2014.
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
The Company’s income tax (benefit) expense and effective income tax rate for the three months and six months ended June 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax (benefit) expense	$(14)	$78	$65	$141
Effective income tax rate	13.5%	22.3%	29.2%	19.4%
Three-month result
Income tax benefit and the effective income tax rate during the three months ended June 30, 2015 were $14 million and 13.5%, respectively. Income tax benefit and the effective income tax rate during the three months ended June 30, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax benefit and the effective income tax rate included a majority of the Company’s pre-tax net loss recorded in jurisdictions with comparatively higher tax rates, and were driven by net realized and unrealized investment losses and the cost related to the Presidio Earn-out Agreement, which were partially offset by net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a less significant portion of the Company’s pre-tax net loss, driven by net realized and unrealized investment losses and costs related to the Amalgamation, which were partially offset by the absence of large catastrophic losses and net favorable prior year loss development.

Income tax expense and the effective income tax rate during the three months ended June 30, 2014 were $78 million and 22.3%, respectively. Income tax expense and the effective income tax rate during the three months ended June 30, 2014 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates, and were driven by net realized and unrealized investment gains and net favorable prior year loss development. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a less significant portion of the Company’s pre-tax net income, driven by the same factors and the absence of large catastrophic losses.
Six-month result
Income tax expense and the effective income tax rate during the six months ended June 30, 2015 were $65 million and 29.2%, respectively. Income tax expense and the effective income tax rate during the six months ended June 30, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates, and were driven by net favorable prior year loss development, net realized and unrealized investment gains and foreign exchange gains. The Company’s non-taxable jurisdictions and jurisdictions with comparatively lower tax rates recorded a less significant portion of the Company’s pre-tax net income, driven by the absence of large catastrophic losses and net favorable prior year loss development, which were partially offset by net realized and unrealized investment losses and costs related to the Amalgamation.
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
The Company’s total invested assets (including funds held – directly managed and net payable for securities purchased) at June 30, 2015 and December 31, 2014 were split between liability and capital funds as follows (in millions of U.S. dollars):

	June 30, 2015	% of Total Invested Assets	December 31, 2014	% of Total Invested Assets
Liability funds	$9,269	55%	$9,723	56%
Capital funds	7,529	45	7,570	44
Total invested assets	$16,798	100%	$17,293	100%
The decrease of $495 million in total invested assets at June 30, 2015 compared to December 31, 2014 was primarily related to a decrease in fixed maturities. The decrease in fixed maturities was primarily related to the impact of the strengthening of the

U.S. dollar against most major currencies, increases in U.S. and European risk-free interest rates and, to a lesser extent, widening of credit spreads.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at June 30, 2015 compared to December 31, 2014 was primarily driven by the impact of the strengthening of the U.S. dollar, resulting in the U.S. dollar translated balances for unpaid losses and loss expenses and policy benefits for life and annuity contracts being lower, which was partially offset by an increase in net reinsurance assets related to new business written during the six months ended June 30, 2015.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The capital funds at June 30, 2015 were comparable to December 31, 2014. At June 30, 2015, approximately 65% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) were $16.2 billion at June 30, 2015 compared to $16.6 billion at December 31, 2014. The major factors contributing to the decrease in the six months ended June 30, 2015 were:

•	the impact of foreign exchange of $292 million due to the strengthening of the U.S. dollar against most major currencies;

•
net realized and unrealized losses related to the investment portfolio of $137 million, primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $113 million, reflecting increases in U.S. and European risk-free interest rates, and a decrease in other invested assets of $26 million, primarily driven by losses on treasury note futures (see discussion related to duration below);

•	dividend payments on common and preferred shares totaling $95 million;

•
net decrease of $35 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $24 million; and

•	various other factors which net to approximately $102 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $257 million.
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
At June 30, 2015, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 92% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
Average credit quality	A		A
Average yield to maturity	2.7%		2.4%
Expected average duration	3.6	years	3.7	years
The average credit quality of fixed maturities and short-term investments at June 30, 2015 was comparable to December 31, 2014.

The average yield to maturity on fixed maturities and short-term investments increased from 2.4% at December 31, 2014 to 2.7% at June 30, 2015, primarily due to increases in U.S and European longer-term risk-free interest rates and widening of credit spreads.
The expected average duration of fixed maturities and short-term investments of 3.6 years at June 30, 2015 was comparable to 3.7 years at December 31, 2014. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.5 years to 3.6 years at June 30, 2015, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of (0.8)% and 0.5% in the three months and six months ended June 30, 2015, respectively, compared to 2.0% and 3.7% in the same periods of 2014. The negative total accounting return in the three months ended June 30, 2015 reflected significant increases in U.S. and European risk-free interest rates, which more than offset net investment income. The total accounting return for the six months ended June 30, 2015 reflected net investment income which was partially offset by increases in U.S. and European risk-free interest rates and widening of credit spreads. The total accounting return in the three months and six months ended June 30, 2014 was primarily due to decreases in U.S. and European longer-term risk-free interest rates, net investment income, improvements in worldwide equity markets and narrowing credit spreads.
The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at June 30, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
June 30, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,276	$2,282	$—	$2,282	$—	$—	$—
U.S. government sponsored enterprises	54	53	—	53	—	—	—
U.S. states, territories and municipalities	687	682	153	385	—	—	144
Non-U.S. sovereign government, supranational and government related	1,415	1,492	513	642	220	94	23
Corporate	5,378	5,510	178	466	2,134	2,251	481
Asset-backed securities	1,075	1,090	287	159	175	21	448
Residential mortgage-backed securities	2,171	2,187	292	1,832	49	—	14
Other mortgage-backed securities	53	54	15	16	18	3	2
Fixed maturities	$13,109	$13,350	$1,438	$5,835	$2,596	$2,369	$1,112
Short-term investments	19	19	—	3	1	—	15
Total fixed maturities and short-term investments	$13,128	$13,369	$1,438	$5,838	$2,597	$2,369	$1,127
Equities	847	1,007
Total	$13,975	$14,376
% of Total fixed maturities and short-term investments			11%	44%	19%	18%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The decrease of $0.6 billion in the fair value of the Company’s fixed maturities from $13.9 billion at December 31, 2014 to $13.3 billion at June 30, 2015 primarily reflects the strengthening of the U.S. dollar against most major currencies, cash outflows due to asset allocation movements and the impact of the increases in U.S. and European risk-free interest rates, which were partially offset by net investment income. At June 30, 2015, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2014 as the Company decreased its holdings of non-U.S. government bonds (primarily due to better matching of reinsurance liabilities) and increased its holdings of U.S. states, territories and municipalities securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.

The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as the Federal Home Loan Mortgage Corporation, or Freddie Mac as it is commonly known, and the Federal National Mortgage Association, or Fannie Mae as it is commonly known, and other federally owned or established corporations). At June 30, 2015, 63% of this category was rated AA with the remaining 37%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.
The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at June 30, 2015 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
June 30, 2015					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$116	$—	$324	$440	$152	$147	$141	$—	$—
Singapore	107	—	—	107	107	—	—	—	—
New Zealand	45	—	—	45	—	45	—	—	—
All Other	197	—	6	203	6	33	59	94	11
Total Non-European Union	$465	$—	$330	$795	$265	$225	$200	$94	$11
European Union
France	$125	$—	$22	$147	$—	$147	$—	$—	$—
Germany	134	—	—	134	134	—	—	—	—
Netherlands	111	—	—	111	111	—	—	—	—
Austria	104	—	—	104	—	104	—	—	—
Belgium	94	—	—	94	—	94	—	—	—
Supranational	—	71	—	71	3	68	—	—	—
All Other	36	—	—	36	—	4	20	—	12
Total European Union	$604	$71	$22	$697	$248	$417	$20	$—	$12
Total	$1,069	$71	$352	$1,492	$513	$642	$220	$94	$23
% of Total	72%	5%	23%	100%	34%	43%	15%	6%	2%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At June 30, 2015, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at June 30, 2015 were as follows (in millions of U.S. dollars):

June 30, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$796	$400	$1,196	22%
Consumer noncyclical	599	206	805	15
Utilities	272	324	596	11
Communications	332	251	583	10
Industrials	342	141	483	9
Energy	267	189	456	8
Consumer cyclical	318	131	449	8
Insurance	238	45	283	5
Basic materials	67	94	161	3
Technology	132	—	132	2
Real estate investment trusts	107	10	117	2
Government guaranteed corporate debt	—	98	98	2
Catastrophe bonds	—	92	92	2
All Other	35	24	59	1
Total	$3,505	$2,005	$5,510	100%
% of Total	64%	36%	100%
At June 30, 2015, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.
At June 30, 2015, the ten largest issuers accounted for 17% of the corporate bonds held by the Company (6% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 98% of corporate bonds were rated investment grade and 77% were rated A- or better at June 30, 2015.
At June 30, 2015, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

June 30, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$111	$355	$466
Netherlands	—	120	192	312
France	—	27	152	179
Germany	98	6	16	120
Spain	—	16	92	108
Italy	—	19	73	92
Luxembourg	—	—	53	53
Ireland	—	13	31	44
All Other	—	4	58	62
Total	$98	$316	$1,022	$1,436
% of Total	7%	22%	71%	100%
At June 30, 2015, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation and held less than $48 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at June 30, 2015 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
June 30, 2015	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$134	$114	$103	$—	$429	$780
Non-U.S.	—	—	153	45	72	21	19	310
Asset-backed securities	$—	$—	$287	$159	$175	$21	$448	$1,090
Residential mortgage-backed securities
U.S.	$388	$1,407	$7	$—	$—	$—	$14	$1,816
Non-U.S.	—	—	285	37	49	—	—	371
Residential mortgage-backed securities	$388	$1,407	$292	$37	$49	$—	$14	$2,187
Other mortgage-backed securities
U.S.	$6	$—	$7	$10	$18	$3	$2	$46
Non-U.S.	—	—	8	—	—	—	—	8
Other mortgage-backed securities	$6	$—	$15	$10	$18	$3	$2	$54
Total	$394	$1,407	$594	$206	$242	$24	$464	$3,331
% of Total	12%	42%	18%	6%	7%	1%	14%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at June 30, 2015, other than $21 million of investments in distressed asset vehicles (included in Other invested assets). At June 30, 2015, the Company’s U.S. residential mortgage-backed securities included approximately $5 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At June 30, 2015, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
June 30, 2015	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB	Below investment grade / Unrated
Country
Luxembourg	$—	$—	$12	$12	$—	$—	$—	$—	$12
U.S.	3	—	—	3	—	3	—	—	—
All Other	—	1	3	4	—	—	1	—	3
Total	$3	$1	$15	$19	$—	$3	$1	$—	$15
% of Total	18%	3%	79%	100%	—%	18%	3%	—%	79%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at June 30, 2015 were as follows (in millions of U.S. dollars):

June 30, 2015	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$189	21%
Insurance	125	14
Consumer noncyclical	121	13
Finance	109	12
Energy	95	11
Industrials	69	8
Technology	58	6
Consumer cyclical	48	5
Communications	47	5
All Other	44	5
Total	$905	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	93
Funds holding fixed income securities	9
Total equities	$1,007
At June 30, 2015, the Company’s “insurance sector” equities included an investment of $97 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At June 30, 2015, U.S. issuers represented 60% of the publicly traded common stocks and ETFs. At June 30, 2015, the ten largest common stocks accounted for 29% of equities (excluding equities held in ETFs and funds holding fixed income securities). At June 30, 2015, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 4% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At June 30, 2015, approximately 72% (or $73 million) of funds and ETFs holding equities were emerging markets funds. At June 30, 2015, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At June 30, 2015, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at June 30, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

June 30, 2015	Cost	Fair Value
One year or less	$239	$239
More than one year through five years	4,598	4,703
More than five years through ten years	3,602	3,642
More than ten years	1,390	1,454
Subtotal	$9,829	$10,038
Mortgage/asset-backed securities	3,299	3,331
Total	$13,128	$13,369
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At June 30, 2015, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at June 30, 2015 were as follows (in millions of U.S. dollars):

June 30, 2015	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$231	$	n/a
Asset-backed securities (including annuities and residuals)	11		n/a
Notes and loan receivables and notes securitizations	66		n/a
Total return swaps	(2)		42
Interest rate swaps (2)	(16)		198
Insurance-linked securities (3)	—		145
Futures contracts	(8)		3,515
Foreign exchange forward contracts	12		2,376
Foreign currency option contracts	(1)		91
To-be-announced mortgage-backed securities (TBAs)	(2)		238
Other	49		n/a
Total	$340

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At June 30, 2015, the Company’s strategic investments included $231 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $137 million are recorded in equities and other assets at June 30, 2015.

At June 30, 2015, the Company’s principal finance activities included $99 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At June 30, 2015, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at June 30, 2015, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At June 30, 2015, the Company’s Other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $2 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at June 30, 2015 is discussed below.
At June 30, 2015, all of the fixed income investments underlying the funds held – directly managed account were publicly traded and were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
Average credit quality	AA		AA
Average yield to maturity	1.1%		1.0%
Expected average duration	3.3	years	3.4	years
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at June 30, 2015 were comparable to December 31, 2014.

The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at June 30, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
June 30, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$109	$110	$—	$110	$—	$—
U.S. government sponsored enterprises	47	48	—	48	—	—
Non-U.S. sovereign government, supranational and government related	103	110	28	64	18	—
Corporate	131	137	17	44	47	29
Fixed maturities	$390	$405	$45	$266	$65	$29
Short-term investments	7	7	—	7	—	—
Total fixed maturities and short-term investments	$397	$412	$45	$273	$65	$29
Other invested assets	23	13
Total (3)	$420	$425
% of Total fixed maturities			11%	66%	16%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $425 million of investments underlying the funds held – directly managed account at June 30, 2015, the funds held – directly managed account also includes cash and cash equivalents of $58 million, accrued investment income of $5 million and other assets and liabilities related to the underlying business of $107 million. Accordingly, the total balance in the funds held – directly managed account was $595 million at June 30, 2015.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $473 million at December 31, 2014 to $425 million at June 30, 2015 was primarily related to the run-off of the underlying liabilities associated with this account and the impact of the strengthening of the U.S. dollar against most major currencies.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies (such as Freddie Mac and Fannie Mae). At June 30, 2015, 68% of this category was rated AA with the remaining 32%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at June 30, 2015 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
June 30, 2015	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$17	$20	$5	$1	$14
All Other	—	3	—	3	3	—	—
Total Non-European Union	$3	$3	$17	$23	$8	$1	$14
European Union
France	$19	$—	$21	$40	$1	39	$—
Supranational	—	22	—	22	18	4	—
Belgium	16	—	—	16	—	16	—
All Other	9	—	—	9	1	4	4
Total European Union	$44	$22	$21	$87	$20	$63	$4
Total	$47	$25	$38	$110	$28	$64	$18
% of Total	43%	22%	35%	100%	25%	58%	17%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At June 30, 2015, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at June 30, 2015 were as follows (in millions of U.S. dollars):

June 30, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$8	$27	$35	26%
Energy	6	16	22	16
Consumer noncyclical	18	3	21	15
Utilities	4	11	15	11
Communications	4	7	11	8
Basic materials	5	5	10	7
Consumer cyclical	7	1	8	6
Industrials	3	1	4	3
All Other	7	4	11	8
Total	$62	$75	$137	100%
% of Total	45%	55%	100%
At June 30, 2015, other than the U.S. and Netherlands, which accounted for 45% and 14%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At June 30, 2015, the ten largest issuers accounted for 43% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 7% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At June 30, 2015, all of the finance sector corporate bonds held were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent) and 96% were rated A- or better.

At June 30, 2015, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

June 30, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
Netherlands	$—	$6	$14	$20
France	—	5	8	13
United Kingdom	1	5	2	8
Germany	3	—	2	5
All Other	—	6	3	9
Total	$4	$22	$29	$55
% of Total	7%	40%	53%	100%
At June 30, 2015, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at June 30, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

June 30, 2015	Cost	Fair Value
One year or less	$84	$85
More than one year through five years	195	204
More than five years through ten years	118	123
Total	$397	$412
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
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the six months ended June 30, 2015.
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
Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at June 30, 2015 have not changed significantly since December 31, 2014. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at June 30, 2015.
At June 30, 2015 and December 31, 2014, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	June 30, 2015	December 31, 2014
Gross Non-life reserves for unpaid losses and loss expenses	$9,549	$9,746
Net Non-life reserves for unpaid losses and loss expenses	9,347	9,531
Net reserves guaranteed by Colisée Re	557	575
The net Non-life reserves for unpaid losses and loss expenses at June 30, 2015 and December 31, 2014 include $557 million and $575 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the six months ended June 30, 2015 were as follows (in millions of U.S. dollars):

For the six months ended June 30, 2015
Net liability at December 31, 2014	$9,531
Net incurred losses related to:
Current year	1,484
Prior years	(398)
1,086
Change in Colisée Re Reserve Agreement	13
Net paid losses	(1,005)
Effects of foreign exchange rate changes	(278)
Net liability at June 30, 2015	$9,347
The decrease in net Non-life reserves for unpaid losses and loss expenses from $9,531 million at December 31, 2014 to $9,347 million at June 30, 2015 primarily reflects the impact of the strengthening of the U.S. dollar against most major currencies, with net incurred losses were partially offset by net paid losses during the six months ended June 30, 2015.
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
Policy Benefits for Life and Annuity Contracts
At June 30, 2015 and December 31, 2014, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	June 30, 2015	December 31, 2014
Gross policy benefits for life and annuity contracts	$2,087	$2,050
Net policy benefits for life and annuity contracts	2,051	2,021

The net policy benefits for life and annuity contracts for the six months ended June 30, 2015 were as follows (in millions of U.S. dollars):

For the six months ended June 30, 2015
Net liability at December 31, 2014	$2,021
Net incurred losses related to:
Current year	527
Prior years	(27)
500
Net paid losses	(398)
Effects of foreign exchange rate changes	(72)
Net liability at June 30, 2015	$2,051
The increase in net policy benefits for life and annuity contracts from $2,021 million at December 31, 2014 to $2,051 million at June 30, 2015 was primarily due to net incurred losses, which were partially offset by net paid losses and the impact of the strengthening of the U.S. dollar against most major currencies. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
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
Other than the items discussed below, the Company’s contractual obligations at June 30, 2015 have not changed materially compared to December 31, 2014.
In connection with the Amalgamation Agreement, the Company expects to incur further charges between $40 million and $45 million related to professional costs. The Company expects to incur these costs primarily in 2015.
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

Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $7.1 billion at June 30, 2015, comparable to $7.0 billion at December 31, 2014. The major factors contributing to the modest increase in shareholders’ equity during the six months ended June 30, 2015 were:

•	comprehensive income of $161 million, which was primarily related to net income; partially offset by

•	dividend payments of $95 million related to the Company’s common and preferred shares; and

•
a net decrease of $35 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $24 million.

See Results of Operations and Review of Net (Loss) Income above for a discussion of the Company’s net income for the six months ended June 30, 2015.
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
The capital structure of the Company at June 30, 2015 and December 31, 2014 was as follows (in millions of U.S. dollars):

	June 30, 2015		December 31, 2014
Capital Structure:
Senior notes(1)	$750	9%	$750	9%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,226	79	6,195	79
Total Capital	$7,893	100%	$7,862	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

The increase in total capital during the six months ended June 30, 2015 was related to the same factors above describing the increase in shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at June 30, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2015. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s indebtedness.

Shareholders’ Equity
Share Repurchases
In September 2014, the Board approved a new share repurchase authorization of up to a total of 5 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At June 30, 2015, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.4 million common shares were held in treasury and are available for reissuance. Following the announcement of the Amalgamation Agreement, the Company suspended its repurchase activities.
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
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At June 30, 2015 and December 31, 2014, cash and cash equivalents were $1.5 billion and $1.3 billion, respectively. The increase in cash and cash equivalents was primarily due to net cash provided by operating activities and investing activities, which were partially offset by net cash used in financing activities.
Net cash provided by operating activities was $257 million in the six months ended June 30, 2015 compared to $221 million in same period of 2014. The increase in net cash provided by operating activities in the six months ended June 30, 2015 was mainly due to lower taxes paid partially offset by lower investment income and lower underwriting cashflows.
Net cash provided by investing activities was $171 million in the six months ended June 30, 2015 compared to net cash used in investing activities of $86 million in the same period of 2014. The net cash provided by investing activities in the six months ended June 30, 2015 primarily reflects the timing of investment activities.
Net cash used in financing activities was $223 million in the six months ended June 30, 2015 compared to $421 million in the same period of 2014. Net cash used in financing activities in the six months ended June 30, 2015 and 2014 was primarily related to dividend payments on common and preferred shares, the Company’s share repurchases and distributions to Lorenz Re. In connection with the Amalgamation, the Company suspended its share repurchase program driving the lower net cash used in financing activities in the six months ended June 30, 2015 compared to the same period of 2014.
At June 30, 2015, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings.
The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company's ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $16.2 billion at June 30, 2015, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $13.7 billion.
Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. During the six months ended June 30, 2015 and following the announcement of the Company's proposed Amalgamation, Moody's affirmed the Company's rating with a stable outlook. Standard & Poor's, A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively. All three agencies cited concerns over the transaction, including the risks associated with the execution and integration, along with management retention risk in light of the complexity and scale of the Amalgamation. Standard & Poor’s subsequently affirmed its A- long-term counterparty credit ratings on the Company, including its A+ long-term counterparty credit and financial strength ratings on the operating companies and removed them from CreditWatch with negative implications. The Company is in dialogue with A.M. Best and Fitch to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs, and success of the integration.

There were no other changes in the Company’s current financial strength ratings at June 30, 2015 compared to December 31, 2014. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Currency
See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the six months ended June 30, 2015.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased modestly during the six months ended June 30, 2015 primarily due to the impact of the translation of the Company’s branches with a Canadian dollar and Euro functional currencies.
The reconciliation of the currency translation adjustment for the six months ended June 30, 2015 was as follows (in millions of U.S. dollars):

For the six months ended June 30, 2015
Currency translation adjustment at December 31, 2014	$(8)
Change in foreign currency translation adjustment included in accumulated other comprehensive loss, net of the impact of designated net investment hedge	6
Currency translation adjustment at June 30, 2015	$(2)
From time to time, the Company enters into net investment hedges. At June 30, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion of market risks at June 30, 2015 focuses only on material changes from December 31, 2014 in the Company’s market risk exposures, or how those exposures are managed.

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
At June 30, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,255	7%	$14,745	4%	$14,235	$13,725	(4)%	$13,215	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	500	6	485	3	470	455	(3)	440	(6)
Total invested assets (3)	17,886	6	17,361	3	16,836	16,311	(3)	15,786	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	8,130	15	7,605	7	7,080	6,555	(7)	6,030	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at June 30, 2015 compared to December 31, 2014.
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
At June 30, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	June 30, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,135	6%	$14,685	3%	$14,235	$13,785	(3)%	$13,335	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	484	3	477	1	470	463	(1)	456	(3)
Total invested assets (3)	17,750	5	17,293	3	16,836	16,379	(3)	15,922	(5)
Shareholders’ equity attributable to PartnerRe Ltd.	7,994	13	7,537	6	7,080	6,623	(6)	6,166	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at June 30, 2015 compared to December 31, 2014.
Foreign Currency Risk
Through its multinational reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the euro, British pound, Canadian dollar, Singapore dollar and Swiss franc. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Condensed Consolidated Financial Statements.

The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at June 30, 2015 to foreign currency, as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	SGD	CHF	Other	Total (1)
Total assets	$2,859	$1,952	$892	$156	$49	$924	$6,832
Total liabilities	(3,502)	(1,389)	(411)	(24)	(346)	(1,372)	(7,044)
Total gross foreign currency exposure	(643)	563	481	132	(297)	(448)	(212)
Total derivative amount	318	(519)	(23)	(104)	275	616	563
Net foreign currency exposure	$(325)	$44	$458	$28	$(22)	$168	$351

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the six months ended June 30, 2015 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.
At June 30, 2015, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $35 million and $70 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At June 30, 2015, approximately 74% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 8% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At June 30, 2015, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 9% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 1% of total investments and cash (excluding the funds held – directly managed account) at June 30, 2015. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 17% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at June 30, 2015. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 7% and 44% of total corporate fixed maturity securities underlying the funds held – directly managed account at June 30, 2015, respectively.
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
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at June 30, 2015, compared to December 31, 2014. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of credit risks.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $998 million, excluding funds holding fixed income securities of $9 million) at June 30, 2015. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.90 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at June 30, 2015 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	June 30, 2015	10% Increase	% Change	20% Increase	% Change
Equities (1)	$818	(18)%	$908	(9)%	$998	$1,088	9%	$1,178	18%
Total invested assets (2)	16,656	(1)	16,746	(1)	16,836	16,926	1	17,016	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,900	(3)	6,990	(1)	7,080	7,170	1	7,260	3

(1)	Excludes funds holding fixed income securities of $9 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% or 20% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at June 30, 2015 compared to December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at June 30, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The following table provides information about purchases by the Company during the three months ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
04/01/2015-04/30/2015	—	$—	—	2,853,675
05/01/2015-05/31/2015	—	—	—	2,853,675
06/01/2015-06/30/2015	—	—	—	2,853,675
Total	—	$—	—

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

(2)	At June 30, 2015, approximately 39.4 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 93.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ DAVID ZWIENER
		Name:	David Zwiener
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 31, 2015

		By:	/S/ WILLIAM BABCOCK
		Name:	William Babcock
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	July 31, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Section 302 Certification of David Zwiener.
31.2	Section 302 Certification of William Babcock.
32	Section 906 Certifications.
101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.