Form 10-Q
period 2015-09-30
PARTNERRE LTD
filed 2015-10-30
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of October 26, 2015 was 47,908,360.

PartnerRe Ltd.
INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets—September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income—Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity—Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2015 and 2014 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	87

ITEM 4.	Controls and Procedures	91

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	92

ITEM 1A.	Risk Factors	92

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

ITEM 3.	Defaults Upon Senior Securities	93

ITEM 4.	Mine Safety Disclosures	93

ITEM 5.	Other Information	93

ITEM 6.	Exhibits	93

	Signatures	94

	Exhibit Index	95

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of shareholders’ equity, and of cash flows for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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

/s/ Deloitte Ltd.
Deloitte Ltd.

Hamilton, Bermuda
October 30, 2015

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $12,810,504; 2014, $13,489,633)	$13,026,249	$13,918,745
Short-term investments, at fair value (amortized cost: 2015, $100,270; 2014, $25,699)	100,365	25,678
Equities, at fair value (cost: 2015, $938,826; 2014, $843,429)	1,004,116	1,056,514
Other invested assets	344,720	298,827
Total investments	14,475,450	15,299,764
Funds held – directly managed (cost: 2015, $589,385; 2014, $600,379)	595,677	608,853
Cash and cash equivalents	1,256,304	1,313,468
Accrued investment income	142,892	158,737
Reinsurance balances receivable	3,079,002	2,454,850
Reinsurance recoverable on paid and unpaid losses	329,834	246,158
Funds held by reinsured companies	671,572	765,905
Deferred acquisition costs	684,380	661,186
Deposit assets	83,729	92,973
Net tax assets	72,257	6,876
Goodwill	456,380	456,380
Intangible assets	139,301	159,604
Other assets	38,450	45,603
Total assets	$22,025,228	$22,270,357
Liabilities
Unpaid losses and loss expenses	$9,522,225	$9,745,806
Policy benefits for life and annuity contracts	2,123,028	2,050,107
Unearned premiums	1,934,360	1,750,607
Other reinsurance balances payable	288,402	182,395
Deposit liabilities	42,336	70,325
Net tax liabilities	231,223	240,989
Accounts payable, accrued expenses and other	285,316	304,728
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	15,247,879	15,165,946
Shareholders’ Equity
Common shares (par value $1.00; issued: 2015 and 2014, 87,237,220 shares)	87,237	87,237
Preferred shares (par value $1.00; issued and outstanding: 2015 and 2014, 34,150,000 shares; aggregate liquidation value: 2015 and 2014, $853,750)	34,150	34,150
Additional paid-in capital	3,971,974	3,949,665
Accumulated other comprehensive loss	(68,827)	(34,083)
Retained earnings	6,019,786	6,270,811
Common shares held in treasury, at cost (2015, 39,335,464 shares; 2014, 39,400,936 shares)	(3,269,183)	(3,258,870)
Total shareholders’ equity attributable to PartnerRe Ltd.	6,775,137	7,048,910
Noncontrolling interests	2,212	55,501
Total shareholders’ equity	6,777,349	7,104,411
Total liabilities and shareholders’ equity	$22,025,228	$22,270,357
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Expressed in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Gross premiums written	$1,267,961	$1,361,280	$4,448,907	$4,695,327
Net premiums written	$1,190,393	$1,342,690	$4,165,912	$4,499,849
Decrease (increase) in unearned premiums	221,737	213,924	(191,235)	(336,384)
Net premiums earned	1,412,130	1,556,614	3,974,677	4,163,465
Net investment income	117,054	118,176	341,877	365,010
Net realized and unrealized investment (losses) gains	(133,017)	(34,420)	(273,107)	273,468
Other income	3,056	2,223	7,584	11,892
Total revenues	1,399,223	1,642,593	4,051,031	4,813,835
Expenses
Losses and loss expenses and life policy benefits	804,196	959,543	2,390,394	2,592,847
Acquisition costs	346,520	321,756	905,774	888,937
Other expenses	415,818	108,615	670,334	327,149
Interest expense	12,249	12,241	36,742	36,719
Amortization of intangible assets	6,768	7,003	20,303	21,007
Net foreign exchange losses (gains)	22,413	(8,206)	15,657	(10,900)
Total expenses	1,607,964	1,400,952	4,039,204	3,855,759
(Loss) income before taxes and interest in (losses) earnings of equity method investments	(208,741)	241,641	11,827	958,076
Income tax expense	17,170	45,617	82,990	186,363
Interest in (losses) earnings of equity method investments	(3,231)	5,294	1,564	16,283
Net (loss) income	(229,142)	201,318	(69,599)	787,996
Net loss (income) attributable to noncontrolling interests	5	(4,920)	(2,531)	(9,914)
Net (loss) income attributable to PartnerRe Ltd.	(229,137)	196,398	(72,130)	778,082
Preferred dividends	14,184	14,184	42,551	42,551
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(243,321)	$182,214	$(114,681)	$735,531
Comprehensive (loss) income
Net (loss) income attributable to PartnerRe Ltd.	$(229,137)	$196,398	$(72,130)	$778,082
Change in currency translation adjustment	(39,533)	1,412	(33,936)	3,209
Change in unfunded pension obligation, net of tax	1,163	989	(164)	979
Change in unrealized losses on investments, net of tax	(213)	(221)	(644)	(668)
Total other comprehensive (loss) income, net of tax	(38,583)	2,180	(34,744)	3,520
Comprehensive (loss) income attributable to PartnerRe Ltd.	$(267,720)	$198,578	$(106,874)	$781,602
Per share data attributable to PartnerRe Ltd. common shareholders
Net (loss) income per common share:
Basic net (loss) income	$(5.08)	$3.68	$(2.40)	$14.58
Diluted net (loss) income	$(5.08)	$3.60	$(2.40)	$14.26
Weighted average number of common shares outstanding	47,866,040	49,514,980	47,722,833	50,461,749
Weighted average number of common shares and common share equivalents outstanding	47,866,040	50,681,325	47,722,833	51,566,134
Dividends declared per common share	$0.70	$0.67	$2.10	$2.01
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Common shares
Balance at beginning of period	$87,237	$86,657
Issuance of common shares	—	485
Balance at end of period	87,237	87,142
Preferred shares
Balance at beginning and end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,949,665	3,901,627
Stock compensation expense, net of taxes paid	22,309	17,245
Issuance of common shares	—	17,524
Balance at end of period	3,971,974	3,936,396
Accumulated other comprehensive loss
Balance at beginning of period	(34,083)	(12,238)
Currency translation adjustment
Balance at beginning of period	(7,915)	977
Change in foreign currency translation adjustment	(36,298)	3,209
Change in net unrealized gain on designated net investment hedge	2,362	—
Balance at end of period	(41,851)	4,186
Unfunded pension obligation
Balance at beginning of period	(29,576)	(17,509)
Change in unfunded pension obligation, net of tax	(164)	979
Balance at end of period (net of tax: 2015, $8,343; 2014, $4,780)	(29,740)	(16,530)
Unrealized gain on investments
Balance at beginning of period	3,408	4,294
Change in unrealized losses on investments, net of tax	(644)	(668)
Balance at end of period (net of tax: 2015 and 2014: $nil)	2,764	3,626
Balance at end of period	(68,827)	(8,718)
Retained earnings
Balance at beginning of period	6,270,811	5,406,797
Net (loss) income	(69,599)	787,996
Net income attributable to noncontrolling interests	(2,531)	(9,914)
Reissuance of common shares	(36,190)	—
Dividends on common shares	(100,154)	(101,453)
Dividends on preferred shares	(42,551)	(42,551)
Balance at end of period	6,019,786	6,040,875
Common shares held in treasury
Balance at beginning of period	(3,258,870)	(2,707,461)
Repurchase of common shares	(59,266)	(368,404)
Reissuance of common shares	48,953	—
Balance at end of period	(3,269,183)	(3,075,865)
Total shareholders’ equity attributable to PartnerRe Ltd.	$6,775,137	$7,013,980
Noncontrolling interests	2,212	52,276
Total shareholders’ equity	$6,777,349	$7,066,256
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net (loss) income	$(69,599)	$787,996
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of net premium on investments	70,552	82,519
Amortization of intangible assets	20,303	21,007
Net realized and unrealized investment losses (gains)	273,107	(273,468)
Changes in:
Reinsurance balances, net	(703,147)	(565,187)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	53,086	32,421
Funds held by reinsured companies and funds held – directly managed	81,465	138,659
Deferred acquisition costs	(52,580)	(83,758)
Net tax assets and liabilities	(68,588)	(27,792)
Unpaid losses and loss expenses including life policy benefits	298,428	144,663
Unearned premiums	191,234	336,384
Other net changes in operating assets and liabilities	13,368	(10,207)
Net cash provided by operating activities	107,629	583,237
Cash flows from investing activities
Sales of fixed maturities	6,097,135	6,227,896
Redemptions of fixed maturities	548,688	527,367
Purchases of fixed maturities	(6,258,905)	(6,990,492)
Sales and redemptions of short-term investments	50,497	70,750
Purchases of short-term investments	(126,756)	(95,168)
Sales of equities	552,880	464,212
Purchases of equities	(596,401)	(202,322)
Other, net	(129,440)	(4,822)
Net cash provided by (used in) investing activities	137,698	(2,579)
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(142,705)	(144,004)
Repurchase of common shares	(71,376)	(374,557)
Reissuance of treasury shares and issuance of common shares, net of taxes paid	3,139	12,639
Distribution to noncontrolling interests	(55,820)	(14,265)
Net cash used in financing activities	(266,762)	(520,187)
Effect of foreign exchange rate changes on cash	(35,729)	(37,669)
(Decrease) increase in cash and cash equivalents	(57,164)	22,802
Cash and cash equivalents—beginning of period	1,313,468	1,496,485
Cash and cash equivalents—end of period	$1,256,304	$1,519,287

Supplemental cash flow information:
Taxes paid	$178,830	$243,396
Interest paid	24,630	24,630
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
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (as subsequently amended, the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company.
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
On May 12, 2015, the Company announced receipt of a revised proposal from EXOR to acquire all of the outstanding common shares of the Company for $137.50 per share in cash. EXOR requested that the Board declare EXOR's proposal to be "reasonably likely a superior proposal" as a pre-condition to any further negotiations, which was rejected by the Company's Board.
On July 7, 2015, EXOR enhanced the terms of its proposal by providing (i) a 100 basis points increase in the preferred share dividend rate, (ii) call protection until 2021, and (iii) a commitment to limit distributions to common shareholders to an amount not greater than 67% of net income until December 31, 2020.
On July 16, 2015, the Company and AXIS amended the Amalgamation Agreement further to increase the one-time special dividend to be paid by the Company to its common shareholders to $17.50 per share and, subject to certain conditions, to match the economic terms proposed by EXOR on July 7, 2015 in relation to the Company's preferred shares.
On July 20, 2015, EXOR announced an increase in its proposal to acquire 100% of the common shares of the Company for $137.50 per share in cash by adding a special dividend of $3.00 per share to be paid by the Company to its common shareholders pre-closing.
On July 21, 2015, the Company announced that it had determined that EXOR's enhanced proposal of July 20, 2015 would reasonably be likely to result in a superior proposal in accordance with the Amalgamation Agreement. As a result, the Board sought to engage in negotiations with EXOR, and offered EXOR the opportunity to conduct due diligence, to determine whether EXOR's proposal could be improved both in price and terms.

On August 3, 2015, the Company announced that it had reached a definitive agreement with EXOR under which EXOR would acquire all of the outstanding common shares of PartnerRe for an all-cash consideration of $137.50 per share and a special pre-closing dividend of $3.00 per share. The transaction would be effected by a merger of Pillar Ltd., a wholly owned subsidiary of EXOR N.V., with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of EXOR N.V. Pursuant to the terms of the merger agreement (Merger Agreement), each PartnerRe common share issued and outstanding immediately prior to the effective time of the merger shall (i) automatically be canceled and converted into the right to receive the acquisition consideration and (ii) be entitled to receive the special dividend. The declaration of the special dividend will occur prior to the effective time of the merger and is subject to compliance with the Bermuda Companies Act 1981 and will be conditional and contingent upon the issuance of the certificate of merger by the Bermuda Registrar of Companies (referred to as the effective time of the merger). The Merger Agreement is subject to approval by the Company's shareholders on November 19, 2015, regulatory clearance and other customary closing conditions.
In connection with the execution of the Merger Agreement, the Company and AXIS terminated the Amalgamation Agreement. On August 3, 2015, in accordance with the terms of the Amalgamation Agreement, the Company paid a termination fee and reimbursement of expenses to AXIS of $315 million which is included within Other expenses in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015.
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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; asset-backed securities; mortgage-backed securities; short-term investments; certain equities traded on foreign exchanges; certain preferred equities; certain fixed income mutual funds; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, credit default swaps, interest rate swaps and to-be-announced mortgage-backed securities (TBAs).

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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At September 30, 2015 and December 31, 2014, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,195,753	$—	$2,195,753
U.S. states, territories and municipalities	—	634,874	125,480	760,354
Non-U.S. sovereign government, supranational and government related	—	1,288,188	—	1,288,188
Corporate	—	5,366,280	—	5,366,280
Asset-backed securities	—	681,758	400,831	1,082,589
Residential mortgage-backed securities	—	2,281,275	—	2,281,275
Other mortgage-backed securities	—	51,810	—	51,810
Fixed maturities	$—	$12,499,938	$526,311	$13,026,249
Short-term investments	$—	$100,365	$—	$100,365
Equities
Real estate investment trusts	$180,387	$—	$—	$180,387
Consumer noncyclical	115,462	—	—	115,462
Finance	74,552	4,698	21,861	101,111
Insurance	94,523	5,250	—	99,773
Energy	72,880	—	—	72,880
Industrials	55,322	8,751	—	64,073
Technology	45,364	—	8,416	53,780
Communications	43,024	—	2,568	45,592
Consumer cyclical	44,401	—	—	44,401
Utilities	24,616	—	—	24,616
Other	16,005	—	—	16,005
Mutual funds and exchange traded funds	179,195	—	6,841	186,036
Equities	$945,731	$18,699	$39,686	$1,004,116
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$12,880	$—	$12,880
Insurance-linked securities	—	—	8,523	8,523
Total return swaps	—	—	1,487	1,487
TBAs	—	2,159	—	2,159
Other
Notes and loan receivables and notes securitization	—	—	91,386	91,386
Annuities and residuals	—	—	10,044	10,044
Private equities	—	—	70,070	70,070
Derivative liabilities
Foreign exchange forward contracts	—	(2,939)	—	(2,939)
Foreign currency option contracts	—	(4,614)	—	(4,614)
Futures contracts	(16,382)	—	—	(16,382)
Total return swaps	—	—	(2,609)	(2,609)
Interest rate swaps	—	(25,518)	—	(25,518)
Other invested assets	$(16,382)	$(18,032)	$178,901	$144,487
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$165,297	$—	$165,297
Non-U.S. sovereign government, supranational and government related	—	124,294	—	124,294
Corporate	—	107,826	—	107,826
Short-term investments	—	6,063	—	6,063
Other invested assets	—	—	11,877	11,877
Funds held – directly managed	$—	$403,480	$11,877	$415,357
Total	$929,349	$13,004,450	$756,775	$14,690,574

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,315,422	$—	$2,315,422
U.S. states, territories and municipalities	—	380,875	149,728	530,603
Non-U.S. sovereign government, supranational and government related	—	1,976,202	—	1,976,202
Corporate	—	5,604,160	—	5,604,160
Asset-backed securities	—	681,502	449,918	1,131,420
Residential mortgage-backed securities	—	2,306,476	—	2,306,476
Other mortgage-backed securities	—	54,462	—	54,462
Fixed maturities	$—	$13,319,099	$599,646	$13,918,745
Short-term investments	$—	$25,678	$—	$25,678
Equities
Real estate investment trusts	$213,770	$—	$—	$213,770
Insurance	140,916	4,521	—	145,437
Energy	123,978	—	—	123,978
Consumer noncyclical	100,134	—	—	100,134
Finance	70,621	7,354	20,353	98,328
Technology	52,707	—	8,555	61,262
Communications	51,829	—	2,640	54,469
Industrials	49,983	—	—	49,983
Consumer cyclical	39,002	—	—	39,002
Utilities	31,748	—	—	31,748
Other	11,571	—	—	11,571
Mutual funds and exchange traded funds	118,246	—	8,586	126,832
Equities	$1,004,505	$11,875	$40,134	$1,056,514
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$20,033	$—	$20,033
Futures contracts	846	—	—	846
Insurance-linked securities	—	—	3	3
Total return swaps	—	—	485	485
TBAs	—	154	—	154
Other
Notes and loan receivables and notes securitization	—	—	44,817	44,817
Annuities and residuals	—	—	13,243	13,243
Private equities	—	—	59,872	59,872
Derivative liabilities
Foreign exchange forward contracts	—	(7,446)	—	(7,446)
Foreign currency option contracts	—	(1,196)	—	(1,196)
Futures contracts	(467)	—	—	(467)
Insurance-linked securities	—	—	(339)	(339)
Total return swaps	—	—	(2,007)	(2,007)
Interest rate swaps	—	(16,282)	—	(16,282)
TBAs	—	(240)	—	(240)
Other invested assets	$379	$(4,977)	$116,074	$111,476
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,483	$—	$153,483
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	128,233	—	128,233
Corporate	—	177,347	—	177,347
Other invested assets	—	—	13,398	13,398
Funds held – directly managed	$—	$459,063	$13,530	$472,593
Total	$1,004,884	$13,810,738	$769,384	$15,585,006

At September 30, 2015 and December 31, 2014, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $200.2 million and $187.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $415.4 million and $472.6 million at September 30, 2015 and December 31, 2014, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $64.2 million and $42.3 million, respectively, and accrued investment income of $5.4 million and $5.7 million, respectively. At September 30, 2015 and December 31, 2014, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $110.7 million and $88.3 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).
At September 30, 2015 and December 31, 2014, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At September 30, 2015 and December 31, 2014, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended September 30, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the three months ended September 30, 2015	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$112,221	$13,399	$—	$(140)	$—	$125,480	$13,398
Asset-backed securities	411,649	30	78,244	(89,092)	—	400,831	552
Fixed maturities	$523,870	$13,429	$78,244	$(89,232)	$—	$526,311	$13,950
Equities
Finance	$20,964	$897	$—	$—	$—	$21,861	$897
Technology	9,215	(799)	—	—	—	8,416	(799)
Communications	2,580	(12)	—	—	—	2,568	(12)
Mutual funds and exchange traded funds	8,923	136	—	(2,218)	—	6,841	(595)
Equities	$41,682	$222	$—	$(2,218)	$—	$39,686	$(509)
Other invested assets
Derivatives, net	$(2,410)	$9,811	$—	$—	$—	$7,401	$9,811
Notes and loan receivables and notes securitization	65,450	(1,594)	28,893	(1,363)	—	91,386	(3,112)
Annuities and residuals	11,096	(226)	—	(826)	—	10,044	148
Private equities	71,543	(2,015)	1,553	(1,011)	—	70,070	(2,015)
Other invested assets	$145,679	$5,976	$30,446	$(3,200)	$—	$178,901	$4,832
Funds held – directly managed
Other invested assets	$12,348	$(471)	$—	$—	$—	$11,877	$(471)
Funds held – directly managed	$12,348	$(471)	$—	$—	$—	$11,877	$(471)
Total	$723,579	$19,156	$108,690	$(94,650)	$—	$756,775	$17,802

(1)	There were no issuances for the three months ended September 30, 2015.

(2)	Settlements and sales of mutual funds and exchange traded funds and private equities include sales of $2.2 million and $0.2 million, respectively.

For the three months ended September 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (1)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$123,617	$3,636	$5,695	$(2,205)	$—	$130,743	$3,747
Asset-backed securities	489,106	(4,439)	11,085	(37,577)	—	458,175	(4,403)
Fixed maturities	$612,723	$(803)	$16,780	$(39,782)	$—	$588,918	$(656)
Equities
Finance	$19,564	$(428)	$—	$—	$—	$19,136	$(428)
Communications	2,067	(101)	—	—	—	1,966	(101)
Technology	7,645	(327)	—	—	—	7,318	(327)
Other	7	—	—	—	—	7	—
Mutual funds and exchange traded funds	8,246	129	—	—	—	8,375	129
Equities	$37,529	$(727)	$—	$—	$—	$36,802	$(727)
Other invested assets
Derivatives, net	$(852)	$(1,255)	$57	$560	$—	$(1,490)	$(1,255)
Notes and loan receivables and notes securitization	38,603	(1,379)	29,286	(21,114)	—	45,396	(1,379)
Annuities and residuals	17,134	(475)	—	(1,779)	—	14,880	(474)
Private equities	54,928	(1,348)	248	(809)	—	53,019	(1,348)
Other invested assets	$109,813	$(4,457)	$29,591	$(23,142)	$—	$111,805	$(4,456)
Funds held – directly managed
U.S. states, territories and municipalities	$305	$6	$—	$—	$—	$311	$6
Other invested assets	15,800	(1,467)	220	—	—	14,553	(1,467)
Funds held – directly managed	$16,105	$(1,461)	$220	$—	$—	$14,864	$(1,461)
Total	$776,170	$(7,448)	$46,591	$(62,924)	$—	$752,389	$(7,300)

(1)	There were no issuances or sales for the three months ended September 30, 2014.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the nine months ended September 30, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the nine months ended September 30, 2015	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net loss	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$149,728	$3,148	$16,440	$(43,836)	$—	$125,480	$3,140
Asset-backed securities	449,918	(6,420)	138,946	(181,613)	—	400,831	(6,094)
Fixed maturities	$599,646	$(3,272)	$155,386	$(225,449)	$—	$526,311	$(2,954)
Equities
Finance	$20,353	$1,640	$—	$(132)	$—	$21,861	$1,640
Technology	8,555	(139)	—	—	—	8,416	(139)
Communications	2,640	(72)	—	—	—	2,568	(72)
Mutual funds and exchange traded funds	8,586	473	249,340	(251,558)	—	6,841	(259)
Equities	$40,134	$1,902	$249,340	$(251,690)	$—	$39,686	$1,170
Other invested assets
Derivatives, net	$(1,858)	$9,259	$—	$—	$—	$7,401	$9,259
Notes and loan receivables and notes securitization	44,817	(1,030)	51,575	(3,976)	—	91,386	(1,030)
Annuities and residuals	13,243	95	—	(3,294)	—	10,044	469
Private equities	59,872	(463)	13,491	(2,830)	—	70,070	(611)
Other invested assets	$116,074	$7,861	$65,066	$(10,100)	$—	$178,901	$8,087
Funds held – directly managed
U.S. states, territories and municipalities	$132	$68	$—	$(200)	$—	$—	$—
Other invested assets	13,398	(1,521)	—	—	—	11,877	(1,521)
Funds held – directly managed	$13,530	$(1,453)	$—	$(200)	$—	$11,877	$(1,521)
Total	$769,384	$5,038	$469,792	$(487,439)	$—	$756,775	$4,782

(1)	There were no issuances for the nine months ended September 30, 2015.

(2)	Settlements and sales of mutual funds and exchange traded funds and private equities include sales of $2.2 million and $0.2 million, respectively.

For the nine months ended September 30, 2014	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$108,380	$10,488	$14,220	$(2,345)	$—	$130,743	$10,483
Asset-backed securities	446,577	4,698	138,538	(131,638)	—	458,175	4,993
Fixed maturities	$554,957	$15,186	$152,758	$(133,983)	$—	$588,918	$15,476
Equities
Finance	$20,207	$(1,071)	$—	$—	$—	$19,136	$(1,071)
Communications	2,199	(233)	—	—	—	1,966	(233)
Technology	7,752	(434)	—	—	—	7,318	(434)
Other	—	(1)	8	—	—	7	(1)
Mutual funds and exchange traded funds	7,887	488	—	—	—	8,375	488
Equities	$38,045	$(1,251)	$8	$—	$—	$36,802	$(1,251)
Other invested assets
Derivatives, net	$(788)	$(391)	$(871)	$560	$—	$(1,490)	$(391)
Notes and loan receivables and notes securitization	41,446	2,188	32,202	(30,440)	—	45,396	3,707
Annuities and residuals	24,064	(84)	—	(9,100)	—	14,880	(44)
Private equities	39,131	(3,179)	20,792	(3,725)	—	53,019	(3,210)
Other invested assets	$103,853	$(1,466)	$52,123	$(42,705)	$—	$111,805	$62
Funds held – directly managed
U.S. states, territories and municipalities	$286	$25	$—	$—	$—	$311	$25
Other invested assets	15,165	(1,087)	475	—	—	14,553	(1,087)
Funds held – directly managed	$15,451	$(1,062)	$475	$—	$—	$14,864	$(1,062)
Total	$712,306	$11,407	$205,364	$(176,688)	$—	$752,389	$13,225

(1) Purchases and issuances of derivatives include issuances of $0.9 million.
(2) There were no sales for the nine months ended September 30, 2014.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at September 30, 2015 and December 31, 2014 were as follows (fair value in thousands of U.S. dollars):

September 30, 2015	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$125,480	Discounted cash flow	Credit spreads	2.5% – 11.1% (5.8%)
Asset-backed securities	400,831	Discounted cash flow	Credit spreads	4.1% – 11.2% (7.5%)
Equities
Finance	15,426	Weighted market comparables	Net income multiple	14.4 (14.4)
			Tangible book value multiple	1.5 (1.5)
			Liquidity discount	25.0% (25.0%)
			Comparable return	5.9% (5.9%)
Finance	6,435	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,416	Weighted market comparables	Revenue multiple	1.2 (1.2)
			Adjusted earnings multiple	10.7 (10.7)
Communications	2,568	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Other invested assets
Total return swaps, net	(1,122)	Discounted cash flow	Credit spreads	3.8% – 24.7% (17.2%)
Longevity swaps	8,413	Discounted cash flow	Credit spreads	2.6% (2.6%)
Notes and loan receivables	47,870	Discounted cash flow	Credit spreads	6.1% – 27.6% (8.7%)
Notes and loan receivables	12,140	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.3 – 1.6 (1.6)
Notes securitization	31,376	Discounted cash flow	Credit spreads	3.7% – 7.1% (6.9%)
Annuities and residuals	10,044	Discounted cash flow	Credit spreads	5.8% – 11.6% (10.1%)
			Prepayment speed	0% – 15.0% (2.4%)
			Constant default rate	0.3% – 17.5% (4.5%)
Private equity – direct	9,323	Discounted cash flow and weighted market comparables	Net income multiple	9.4 (9.4)
			Tangible book value multiple	2.2 (2.2)
			Recoverability of intangible assets	0% (0%)
Private equity funds	26,321	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-17.9% – -0.5% (-10.1%)
Private equity – other	34,426	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	11,877	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.3% – 0% (-13.4%)

December 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$149,728	Discounted cash flow	Credit spreads	2.2% – 10.1% (4.6%)
Asset-backed securities	449,918	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.1%)
Equities
Finance	14,561	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.3% (7.3%)
Finance	5,792	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,555	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.2 (10.2)
Communications	2,640	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Other invested assets
Total return swaps, net	(1,522)	Discounted cash flow	Credit spreads	3.6% – 19.3% (16.3%)
Notes and loan receivables	8,068	Discounted cash flow	Credit spreads	12.6% (12.6%)
Notes and loan receivables	13,237	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 – 1.7 (1.7)
Notes securitization	23,512	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.4%)
Annuities and residuals	13,243	Discounted cash flow	Credit spreads	4.9% – 9.6% (7.8%)
			Prepayment speed	0% – 15.0% (4.3%)
			Constant default rate	0.3% – 17.5% (6.3%)
Private equity – direct	8,536	Discounted cash flow and weighted market comparables	Net income multiple	9.0 (9.0)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	18,494	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.6% – 11.0% (-1.6%)
Private equity – other	32,842	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	13,398	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.4% – 0% (-14.5%)
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

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed maturities and short-term investments	$(19,375)	$(75,537)	$(196,322)	$167,696
Equities	(94,869)	(31,093)	(147,408)	(14,447)
Other invested assets	(4,072)	(3,497)	(1,359)	60
Funds held – directly managed	1,674	(540)	(2,084)	937
Total	$(116,642)	$(110,667)	$(347,173)	$154,246
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
Equities
Equity securities include U.S. and foreign common and preferred stocks, real estate investment trusts, mutual funds and exchange traded funds. Equities, real estate investment trusts and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, common stocks traded in inactive markets and certain preferred equities. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable inputs used in the fair value measurement of inactively traded common stocks classified as Level 3 include market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size, including net income multiples, tangible book value multiples, comparable returns, revenue multiples, adjusted earnings multiples and projected return on equity ratios. Significant increases (decreases) in any of these inputs could result in a significantly higher (lower) fair value measurement. Significant unobservable inputs used in measuring the fair value measurement of inactively traded common stocks also include a liquidity discount. A significant increase (decrease) in the liquidity discount could result in a significantly lower (higher) fair value measurement.
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
(b) Fair Value of Financial Instrument Liabilities
At September 30, 2015 and December 31, 2014, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at September 30, 2015 and December 31, 2014; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at September 30, 2015 and December 31, 2014.

The carrying values and fair values of the Senior Notes and CENts at September 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750,000	$849,887	$750,000	$853,792
Debt related to CENts (2)	63,384	63,999	63,384	62,309

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
September 30, 2015			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$2,362	$—	$392,523	$2,362
Total derivatives designated as hedges	$2,362	$—		$2,362

Derivatives not designated as hedges
Foreign exchange forward contracts	$10,518	$(2,939)	$1,858,513	$7,579
Foreign currency option contracts	—	(4,614)	88,362	(4,614)
Futures contracts	—	(16,382)	3,896,112	(16,382)
Insurance-linked securities (1)	8,523	—	134,288	8,523
Total return swaps	1,487	(2,609)	42,458	(1,122)
Interest rate swaps (2)	—	(25,518)	197,348	(25,518)
TBAs	2,159	—	301,250	2,159
Total derivatives not designated as hedges	$22,687	$(52,062)		$(29,375)

Total derivatives	$25,049	$(52,062)		$(27,013)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2014			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$20,033	$(7,446)	$2,080,276	$12,587
Foreign currency option contracts	—	(1,196)	43,380	(1,196)
Futures contracts	846	(467)	2,348,735	379
Insurance-linked securities (1)	3	(339)	145,481	(336)
Total return swaps	485	(2,007)	42,524	(1,522)
Interest rate swaps (2)	—	(16,282)	201,160	(16,282)
TBAs	154	(240)	235,105	(86)
Total derivatives	$21,521	$(27,977)		$(6,456)

(1)
At September 30, 2015 and December 31, 2014, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at September 30, 2015 and December 31, 2014 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At September 30, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar. The effective portion of the net investment hedging derivatives recognized in accumulated other comprehensive loss at September 30, 2015 was $2.4 million. There were no derivatives designated as hedges at December 31, 2014.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Foreign exchange forward contracts	$3,632	$20,721	$(18,273)	$29,613
Foreign currency option contracts	(4,568)	(721)	(3,472)	427
Total included in net foreign exchange gains and losses	$(936)	$20,000	$(21,745)	$30,040
Futures contracts	$(39,198)	$5,895	$(72,981)	$(44,606)
Credit default swaps (protection purchased)	—	—	—	(3)
Insurance-linked securities	7,648	(50)	7,656	206
Total return swaps	943	(1,213)	400	(595)
Interest rate swaps	(9,606)	(1,055)	(9,236)	(9,788)
TBAs	5,595	273	4,952	8,387
Other	—	—	2,493	—
Total included in net realized and unrealized investment gains and losses	$(34,618)	$3,850	$(66,716)	$(46,399)
Total derivatives not designated as hedges	$(35,554)	$23,850	$(88,461)	$(16,359)
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
September 30, 2015	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$25,049	$—	$25,049	$(520)	$(9,440)	$15,089
Total derivative liabilities	$(52,062)	$—	$(52,062)	$520	$47,430	$(4,112)

December 31, 2014
Total derivative assets	$21,521	$—	$21,521	$(766)	$(8,536)	$12,219
Total derivative liabilities	$(27,977)	$—	$(27,977)	$766	$14,858	$(12,353)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

6. Net (Loss) Income per Share
The reconciliation of basic and diluted net (loss) income per share for the three months and nine months ended September 30, 2015 and 2014 is as follows (in thousands of U.S. dollars, except share and per share data):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net (loss) income attributable to PartnerRe Ltd.	$(229,137)	$196,398	$(72,130)	$778,082
Less: preferred dividends	14,184	14,184	42,551	42,551
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(243,321)	$182,214	$(114,681)	$735,531
Denominator:
Weighted number of common shares outstanding – basic	47,866,040	49,514,980	47,722,833	50,461,749
Share options and other (1)	—	1,166,345	—	1,104,385
Weighted average number of common shares and common share equivalents outstanding – diluted	47,866,040	50,681,325	47,722,833	51,566,134
Basic net (loss) income per share	$(5.08)	$3.68	$(2.40)	$14.58
Diluted net (loss) income per share (1)	$(5.08)	$3.60	$(2.40)	$14.26

Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	1,168,383	134,470	1,207,482	135,681

(1)
Where the exercise price of share based awards is greater than the average market price of the common shares, the common shares are considered anti-dilutive and are excluded from the calculation of weighted average number of common shares and common share equivalents outstanding - diluted. In addition, for the three months and nine months ended September 30, 2015, dilutive securities, in the form of share options and other, were not included in the weighted average number of common shares and common share equivalents outstanding for the purpose of computing the diluted net loss per share because to do so would have been anti-dilutive.

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
In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts (2013 segregated accounts) to provide additional capacity to the Company for a diversified catastrophe portfolio over a multi-year period on a fully collateralized reinsurance basis. The Company determined that it was the primary beneficiary of the 2013 segregated accounts given it had a controlling financial interest in their activities and, accordingly, the 2013 segregated accounts were consolidated by the Company. In April 2015, following the expiration of the multi-year period, a portion of the preferred shares was redeemed and a full commutation of the portfolio in the 2013 segregated accounts back to the Company is expected to occur in 2016.
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

At September 30, 2015 and December 31, 2014, the assets of Lorenz Re, that are included in the Company's Condensed Consolidated Balance Sheets, were $42.4 million and $100.8 million, respectively, primarily consisting of investments and cash. At September 30, 2015, the liabilities of Lorenz Re, that are included in the Company's Condensed Consolidated Balance Sheets, were $8.3 million, primarily consisting of other reinsurance balances payable and unpaid losses and loss expenses. At December 31, 2014, such liabilities were $13.1 million, primarily consisting of unearned premiums, unpaid losses and loss expenses and other reinsurance balances payable. These balances relate to the 2013 segregated accounts that the Company continues to consolidate. The assets of Lorenz Re can only be used to settle the liabilities of Lorenz Re and there is no recourse to the Company for any liabilities of Lorenz Re.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the nine months ended September 30, 2015 and 2014 was as follows (in thousands of U.S. dollars):

	For the nine months ended
	September 30, 2015	September 30, 2014
Balance at beginning of period	$55,501	$56,627
Net income attributable to noncontrolling interests	2,531	9,914
Distribution to noncontrolling interests	(55,820)	(14,265)
Balance at end of period	$2,212	$52,276
8. Commitments and Contingencies
(a) Legal Proceedings
There has been no significant change in legal proceedings at September 30, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(b) Merger related charges
In connection with the Merger Agreement, the Company expects to incur further charges that are contingent upon the closing of the EXOR transaction between $30 million and $40 million related to professional costs. The Company expects to incur these costs upon the closing of the transaction in 2016.
In accordance with the terms of the Merger Agreement, the Company would be obligated to pay EXOR a no approval fee of $55 million if the Company’s shareholders do not approve the transaction, and an additional fee of $195 million in certain circumstances if the Company enters into a similar transaction with a third party in the 12 months following termination of the Merger Agreement. If the Company terminates the agreement for certain other reasons described in the Merger Agreement, the Company would be obligated to pay EXOR a termination fee of $250 million. In all such cases, the Company would be obligated to reimburse EXOR for costs and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.
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
The segment results for the three months and nine months ended September 30, 2015 and 2014, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the three months ended September 30, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$351	$153	$393	$57	$954	$314	$—	$1,268
Net premiums written	$335	$153	$391	$13	$892	$298	$—	$1,190
Decrease in unearned premiums	73	33	13	99	218	4	—	222
Net premiums earned	$408	$186	$404	$112	$1,110	$302	$—	$1,412
Losses and loss expenses and life policy benefits	(182)	(122)	(224)	(28)	(556)	(248)	—	(804)
Acquisition costs	(137)	(50)	(112)	(10)	(309)	(38)	—	(347)
Technical result	$89	$14	$68	$74	$245	$16	$—	$261
Other income					—	3	—	3
Other expenses					(55)	(16)	(345)	(416)
Underwriting result					$190	$3	n/a	$(152)
Net investment income						15	102	117
Allocated underwriting result (1)						$18	n/a	n/a
Net realized and unrealized investment losses							(133)	(133)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange losses							(22)	(22)
Income tax expense							(17)	(17)
Interest in losses of equity method investments							(3)	(3)
Net loss							n/a	$(229)
Loss ratio (2)	44.7%	65.8%	55.5%	24.9%	50.1%
Acquisition ratio (3)	33.4	26.9	27.7	8.7	27.8
Technical ratio (4)	78.1%	92.7%	83.2%	33.6%	77.9%
Other expense ratio (5)					4.9
Combined ratio (6)					82.8%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a Not applicable

Segment Information
For the three months ended September 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$372	$162	$432	$59	$1,025	$336	$—	$1,361
Net premiums written	$372	$164	$428	$55	$1,019	$325	$(1)	$1,343
Decrease in unearned premiums	52	38	20	98	208	6	—	214
Net premiums earned	$424	$202	$448	$153	$1,227	$331	$(1)	$1,557
Losses and loss expenses and life policy benefits	(247)	(123)	(279)	(39)	(688)	(272)	—	(960)
Acquisition costs	(106)	(56)	(105)	(17)	(284)	(38)	—	(322)
Technical result	$71	$23	$64	$97	$255	$21	$(1)	$275
Other (loss) income					(1)	2	1	2
Other expenses					(62)	(17)	(29)	(108)
Underwriting result					$192	$6	n/a	$169
Net investment income						14	104	118
Allocated underwriting result						$20	n/a	n/a
Net realized and unrealized investment losses							(34)	(34)
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							8	8
Income tax expense							(46)	(46)
Interest in earnings of equity method investments							5	5
Net income							n/a	$201
Loss ratio	58.2%	61.1%	62.3%	25.2%	56.1%
Acquisition ratio	24.9	27.6	23.5	11.7	23.1
Technical ratio	83.1%	88.7%	85.8%	36.9%	79.2%
Other expense ratio					5.0
Combined ratio					84.2%

Segment Information
For the nine months ended September 30, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,251	$630	$1,226	$370	$3,477	$972	$—	$4,449
Net premiums written	$1,207	$621	$1,153	$261	$3,242	$924	$—	$4,166
Increase in unearned premiums	(25)	(102)	(10)	(47)	(184)	(7)	—	(191)
Net premiums earned	$1,182	$519	$1,143	$214	$3,058	$917	$—	$3,975
Losses and loss expenses and life policy benefits	(650)	(362)	(593)	(38)	(1,643)	(748)	1	(2,390)
Acquisition costs	(341)	(139)	(307)	(17)	(804)	(102)	—	(906)
Technical result	$191	$18	$243	$159	$611	$67	$1	$679
Other income					—	4	3	7
Other expenses					(162)	(47)	(461)	(670)
Underwriting result					$449	$24	n/a	$16
Net investment income						45	297	342
Allocated underwriting result						$69	n/a	n/a
Net realized and unrealized investment losses							(273)	(273)
Interest expense							(37)	(37)
Amortization of intangible assets							(20)	(20)
Net foreign exchange losses							(16)	(16)
Income tax expense							(83)	(83)
Interest in earnings of equity method investments							1	1
Net loss							n/a	$(70)
Loss ratio	55.0%	69.8%	51.9%	17.8%	53.7%
Acquisition ratio	28.8	26.8	26.8	8.1	26.3
Technical ratio	83.8%	96.6%	78.7%	25.9%	80.0%
Other expense ratio					5.3
Combined ratio					85.3%

Segment Information
For the nine months ended September 30, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,302	$682	$1,348	$412	$3,744	$951	$—	$4,695
Net premiums written	$1,291	$672	$1,250	$370	$3,583	$918	$(1)	$4,500
Increase in unearned premiums	(99)	(104)	(42)	(78)	(323)	(14)	—	(337)
Net premiums earned	$1,192	$568	$1,208	$292	$3,260	$904	$(1)	$4,163
Losses and loss expenses and life policy benefits	(747)	(319)	(749)	(38)	(1,853)	(740)	—	(2,593)
Acquisition costs	(299)	(162)	(283)	(34)	(778)	(111)	—	(889)
Technical result	$146	$87	$176	$220	$629	$53	$(1)	$681
Other income					1	6	5	12
Other expenses					(187)	(52)	(88)	(327)
Underwriting result					$443	$7	n/a	$366
Net investment income						45	320	365
Allocated underwriting result						$52	n/a	n/a
Net realized and unrealized investment gains							273	273
Interest expense							(36)	(36)
Amortization of intangible assets							(21)	(21)
Net foreign exchange gains							11	11
Income tax expense							(186)	(186)
Interest in earnings of equity method investments							16	16
Net income							n/a	$788
Loss ratio	62.6%	56.2%	62.1%	12.9%	56.8%
Acquisition ratio	25.1	28.5	23.4	11.5	23.9
Technical ratio	87.7%	84.7%	85.5%	24.4%	80.7%
Other expense ratio					5.7
Combined ratio					86.4%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Merger Agreement with EXOR and Termination of the Proposed Amalgamation with AXIS
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (as subsequently amended, the Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the Company would amalgamate with AXIS (Amalgamation), and the two companies would continue as a single Bermuda exempted company.
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
On May 12, 2015, the Company announced receipt of a revised proposal from EXOR to acquire all of the outstanding common shares of the Company for $137.50 per share in cash. EXOR requested that the Board declare EXOR's proposal to be "reasonably likely a superior proposal" as a pre-condition to any further negotiations, which was rejected by the Company's Board.
On July 7, 2015, EXOR enhanced the terms of its proposal by providing (i) a 100 basis points increase in the preferred share dividend rate, (ii) call protection until 2021, and (iii) a commitment to limit distributions to common shareholders to an amount not greater than 67% of net income until December 31, 2020.
On July 16, 2015, the Company and AXIS amended the Amalgamation Agreement further to increase the one-time special dividend to be paid by the Company to its common shareholders to $17.50 per share and, subject to certain conditions, to match the economic terms proposed by EXOR on July 7, 2015 in relation to the Company's preferred shares.
On July 20, 2015, EXOR announced an increase in its proposal to acquire 100% of the common shares of the Company for $137.50 per share in cash by adding a special dividend of $3.00 per share to be paid by the Company to its common shareholders pre-closing.
On July 21, 2015, the Company announced that it had determined that EXOR's enhanced proposal of July 20, 2015 would reasonably be likely to result in a superior proposal in accordance with the Amalgamation Agreement. As a result, the Board sought to engage in negotiations with EXOR, and offered EXOR the opportunity to conduct due diligence, to determine whether EXOR's proposal could be improved both in price and terms.

On August 3, 2015, the Company announced that it had reached a definitive agreement with EXOR under which EXOR would acquire all of the outstanding common shares of PartnerRe for an all-cash consideration of $137.50 per share and a special pre-closing dividend of $3.00 per share. The transaction would be effected by a merger of Pillar Ltd., a wholly owned subsidiary of EXOR N.V., with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of EXOR N.V. Pursuant to the terms of the merger agreement (Merger Agreement), each PartnerRe common share issued and outstanding immediately prior to the effective time of the merger shall (i) automatically be canceled and converted into the right to receive the acquisition consideration and (ii) be entitled to receive the special dividend. The declaration of the special dividend will occur prior to the effective time of the merger and is subject to compliance with the Bermuda Companies Act 1981 and will be conditional and contingent upon the issuance of the certificate of merger by the Bermuda Registrar of Companies (referred to as the effective time of the merger). The Merger Agreement is subject to approval by the Company's shareholders on November 19, 2015, regulatory clearance and other customary closing conditions.
In connection with the execution of the Merger Agreement, the Company and AXIS terminated the Amalgamation Agreement. On August 3, 2015, in accordance with the terms of the Amalgamation Agreement, the Company paid a termination fee and reimbursement of expenses to AXIS of $315 million.
Overview of the Results of Operations for the Three Months and Nine Months Ended September 30, 2015
The Company measures its performance in several ways. Among the performance measures accepted under U.S. GAAP is diluted net income or loss per share, a measure that focuses on the return provided to the Company’s common shareholders. Diluted net income or loss per share is obtained by dividing net income or loss attributable to PartnerRe Ltd. common shareholders by the weighted average number of common shares and common share equivalents outstanding. Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss attributable to PartnerRe Ltd. less preferred dividends and loss on redemption of preferred shares. The Company's net (loss) income, net (loss) income attributable to PartnerRe Ltd. and net (loss) income and diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders are discussed below in Review of Net (Loss) Income.
The Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation to the most directly comparable GAAP measures in Key Financial Measures below).
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results for the three months and nine months ended September 30, 2015 and 2014 and may continue to affect our results of operations and financial condition in the future.
Other Expenses
As discussed above, upon the termination of the Amalgamation Agreement, the Company paid a termination fee and reimbursement of expenses to AXIS (AXIS termination fee) of $315 million, which is included within Other expenses and is a significant driver of the Company's net loss for the three months and nine months ended September 30, 2015.
During the three months and nine months ended September 30, 2015, the Company also recorded $7 million and $47 million, pre-tax, respectively, of other transaction costs associated with the Amalgamation Agreement and Merger Agreement (Transaction Costs) within Other expenses related to professional fees in the three months ended September 30, 2015 and to professional fees and severance costs in the nine months ended September 30, 2015.
On April 17, 2015, PartnerRe U.S. Corporation (PRUS), a subsidiary of the Company, agreed a negotiated earn-out consideration to be paid to the former shareholders of Presidio Reinsurance Group, Inc. (Presidio) in the amount of $29 million pursuant to an earn-out agreement (Earn-out Agreement) dated December 31, 2012. The Company previously accrued $4 million in connection with the Earn-out Agreement through December 31, 2014, and the remaining $25 million, pre-tax, was recorded in Other expenses during the nine months ended September 30, 2015.

Volatility in Capital Markets
The Company's results for the three months and nine months ended September 30, 2015 and 2014 were significantly impacted by the volatility in the capital markets. During the three months and nine months ended September 30, 2015, the Company recorded net realized and unrealized losses on investments of $133 million and $273 million, respectively, primarily reflecting widening U.S. and European credit spreads and decreases in worldwide equity markets. These factors driving the net realized and unrealized investment losses during the three months ended September 30, 2015 were partially offset by decreases in longer-term U.S. and European risk-free rates. During the three months ended September 30, 2014, the Company recorded net realized and unrealized losses on investments of $34 million as a result of modest increases in credit spreads. During the nine months ended September 30, 2014, the Company recorded net realized and unrealized gains of $273 million, mainly as a result of decreases in U.S. and European risk-free interest rates.
Large Catastrophic and Large Loss Events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic and large losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months and nine months ended September 30, 2015 include large losses related to a series of explosions in the Port of Tianjin, China in August 2015 (the Tianjin Explosion) which primarily affected the property line in the Company’s Global (Non-U.S.) P&C sub-segment and the property and marine lines in the Global Specialty sub-segment and the Catastrophe sub-segment. The results for the same periods of 2014 include no significant catastrophic or large losses.
The impact of the large losses related to the Tianjin Explosion on the Company’s technical result, pre-tax net loss, loss ratio, technical ratio and combined ratio by segment and sub-segment for the three months and nine months ended September 30, 2015 were as follows (in millions of U.S. dollars):

Three months and nine months ended September 30, 2015	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross losses and loss expenses and life policy benefits	$(3)	$(22)	$(22)	$(20)	$(67)	$—	$—	$(67)
Reinsurance recoverable	—	—	(3)	(4)	(7)	—	—	(7)
Net losses and loss expenses and life policy benefits	$(3)	$(22)	$(19)	$(16)	$(60)	$—	$—	$(60)
Impact on technical result and pre-tax net loss	$(3)	$(22)	$(19)	$(16)	$(60)	$—	$—	$(60)

Three months ended September 30, 2015
Impact on the loss ratio	0.7%	12.1%	4.6%	14.5%	5.4%
Impact on the technical ratio	0.7%	12.1%	4.6%	14.5%	5.4%
Impact on the combined ratio					5.4%

Nine months ended September 30, 2015
Impact on the loss ratio	0.3%	4.3%	1.6%	7.6%	2.0%
Impact on the technical ratio	0.3%	4.3%	1.6%	7.6%	2.0%
Impact on the combined ratio					2.0%

Foreign Exchange Movements
During the three months and nine months ended September 30, 2015, the U.S. dollar strengthened significantly against other currencies. The strengthening of the U.S. dollar had a significant impact on certain individual line items of the Company's Condensed Consolidated Financial Statements, primarily on the value of the investments, unpaid losses and loss expenses and policy benefits for life and annuity contracts, the currency translation account within accumulated other comprehensive loss, gross and net premiums written and earned and net foreign exchange losses. However, the overall net impact is not significant due to the matching of assets and liabilities by currency, resulting in foreign exchange movements offsetting, and due to hedging of material foreign exchange exposures.

Lorenz Re Ltd.
In March 2013, the Company formed, with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer. Lorenz Re is a segregated cell company under the laws of Bermuda and distinct segregated accounts are formed and capitalized within Lorenz Re in order to enter into reinsurance agreements with the Company on a fully collateralized basis.
In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts (2013 segregated accounts) to provide additional capacity to the Company for a diversified catastrophe portfolio over a multi-year period on a fully collateralized reinsurance basis. The Company determined that it was the primary beneficiary of the 2013 segregated accounts given it had a controlling financial interest in their activities and, accordingly, the 2013 segregated accounts were consolidated by the Company. In April 2015, following the expiration of the multi-year period, a portion of the preferred shares was redeemed and a full commutation of the portfolio in the 2013 segregated accounts back to the Company is expected to occur in 2016.
During the three months ended June 30, 2015, Lorenz Re issued non-voting redeemable preferred share capital on behalf of newly formed segregated accounts (2015 segregated accounts) related to new reinsurance agreements for a diversified catastrophe portfolio and an agriculture portfolio with the Company on a fully collateralized basis. The Company has determined that it is not the primary beneficiary of the 2015 segregated accounts as it does not have a controlling financial interest and, accordingly, the 2015 segregated accounts are not consolidated by the Company (see also Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this report), which impacted the Company's technical result, primarily as a result of higher net premiums ceded (see also the North America and Catastrophe sub-segments below).
Overview of Net (Loss) Income
Net (loss) income, net loss (income) attributable to noncontrolling interests, net (loss) income attributable to PartnerRe Ltd., preferred dividends and net (loss) income and diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars, except per share data):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income	$(229)	$201	$(70)	$788
Net loss (income) attributable to noncontrolling interests	—	(5)	(2)	(10)
Net (loss) income attributable to PartnerRe Ltd.	(229)	196	(72)	778
Less: Preferred dividends	14	14	43	42
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(243)	$182	$(115)	$736
Diluted net (loss) income per share attributable to PartnerRe Ltd. common shareholders(1)	$(5.08)	$3.60	$(2.40)	$14.26

(1) For the three months and nine months ended September 30, 2015, dilutive securities were not included in the weighted average number of common shares and common share equivalents outstanding because to do so would have been anti-dilutive.
Three-month result
The net loss, net loss attributable to PartnerRe Ltd., and net loss and diluted net loss attributable to PartnerRe Ltd. common shareholders in the three months ended September 30, 2015 compared to net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in the same period of 2014 was primarily due to:

•	an increase in other expenses of $308 million, which was primarily related to the AXIS termination fee, as described in Other expenses above; and

•	an increase in pre-tax net realized and unrealized investment losses of $99 million, as described in Volatility in Capital Markets above.

Nine-month result
The net loss, net loss attributable to PartnerRe Ltd., and net loss and diluted net loss attributable to PartnerRe Ltd. common shareholders in the nine months ended September 30, 2015 compared to net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in the same period of 2014 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment losses of $546 million, as described in Volatility in Capital Markets above;

•
an increase in other expenses of $343 million, which was primarily related to the AXIS termination fee, Transaction Costs and costs related to the Presidio Earn-out Agreement, as described in Other Expenses above;

•	an increase in net foreign exchange losses of $27 million, primarily due to the impact of the strengthening of the U.S. dollar on certain unhedged non-U.S. denominated investment portfolios; and

•	a decrease in net investment income of $23 million, mainly due to the strengthening of the U.S. dollar against most major currencies and lower reinvestment rates; partially offset by

•	a decrease in income tax expense of $103 million, which was primarily related to the increase in net realized and unrealized investment losses.
The factors driving these increases and decreases are described in more detail in Review of Net (Loss) Income below.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.
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

While annualized growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At September 30, 2015 and December 31, 2014 and for the three months and nine months ended September 30, 2015 and 2014 these were as follows:

			September 30, 2015	December 31, 2014
Diluted tangible book value per common share and common share equivalents outstanding(1)			$109.46	$114.76
Annualized growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)			(3.7)%

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$212	$227	$475	$537
Diluted operating earnings per common share and common share equivalents outstanding attributable to PartnerRe Ltd. common shareholders(3)	$4.42	$4.47	$9.95	$10.42
Annualized operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	14.0%	16.4%	10.5%	12.7%
Combined ratio (5)	82.8%	84.2%	85.3%	86.4%

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

(3)
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares, the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), certain withholding taxes on inter-company dividends (included in Other expenses) and the amalgamation termination fee and reimbursement of expenses paid to AXIS (included in Other expenses) and is calculated after preferred dividends. Operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and are reconciled to the most directly comparable GAAP financial measure below.

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
Diluted Tangible Book Value per Share at September 30, 2015 and December 31, 2014 and the calculation of the annualized growth in Diluted Tangible Book Value per Share plus dividends for the nine months ended September 30, 2015 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the annualized total shareholder value creation for the current period in order for the shareholders to monitor performance.

	September 30, 2015	December 31, 2014
Diluted tangible book value per share	$109.46	$114.76
Dividends declared per common share for the nine months ended September 30, 2015	2.10
Diluted tangible book value per share plus dividends	$111.56
Annualized growth in diluted tangible book value per share plus dividends	(3.7)%
The Company’s Diluted Tangible Book Value per Share decreased by 4.6%, from $114.76 at December 31, 2014 to $109.46 at September 30, 2015, primarily due to the net loss attributable to PartnerRe Ltd. and dividends on the common and preferred shares. The annualized growth in Diluted Tangible Book Value per Share plus dividends was (3.7)% during the nine months ended September 30, 2015, and was driven by the net loss attributable to PartnerRe Ltd.
Over the past five years, since September 30, 2010, the Company has generated a compound annualized growth in Diluted Tangible Book Value per Share plus dividends in excess of 7%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Diluted book value per common share and common share equivalents outstanding(1)	$120.67	$126.21
Less: goodwill and other intangible assets, net of tax, per share	11.21	11.45
Diluted tangible book value per share	$109.46	$114.76

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

Interest in earnings or losses of equity method investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Withholding taxes on inter-company dividends are not indicative of the performance of, and distort trends in, the Company’s business as they relate to an inter-company transaction rather than the Company's core operating performance. The AXIS termination fee is not indicative of the performance of, and distorts trends in, the Company’s business as it relates to the Company's merger and acquisition activities rather than the Company's core operating performance. Management believes that the use of operating earnings or loss and diluted operating earnings or loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.
Operating earnings decreased by $15 million, from $227 million in the three months ended September 30, 2014 to $212 million in the same period of 2015. The decrease in operating earnings was primarily due to a modestly higher operating income tax expense, driven by the distribution of the Company's pre-tax operating income and losses between taxable and non-taxable jurisdictions, and a modest decrease in the Non-life and Life and Health underwriting results.
Diluted operating earnings per share decreased by $0.05, from $4.47 in the three months ended September 30, 2014 to $4.42 in the same period of 2015. The decrease was primarily due to the decrease in operating earnings, partially offset by a lower weighted average number of shares outstanding in the three months ended September 30, 2015 compared to the same period of 2014.
Operating earnings decreased by $62 million, from $537 million in the nine months ended September 30, 2014 to $475 million in the same period of 2015. The decrease in operating earnings was primarily due to the Transaction Costs and the Presidio Earn-out Agreement of $72 million, as described above, and a decrease in net investment income. These decreases in operating earnings were partially offset by an increase in the Life and Health and Non-life underwriting results.
Diluted operating earnings per share decreased by $0.47, from $10.42 in the nine months ended September 30, 2014 to $9.95 in the same period of 2015. The decrease was primarily due to the decrease in operating earnings, partially offset by a lower weighted average number of shares outstanding in the nine months ended September 30, 2015 compared to the same period of 2014.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 are further described in Review of Net (Loss) Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2015 and 2014 was as follows (in millions of U.S. dollars, except per share data):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income attributable to PartnerRe Ltd.	$(229)	$196	$(72)	$778
Less:
Net realized and unrealized investment (losses) gains, net of tax	(122)	(36)	(239)	204
Net foreign exchange losses, net of tax	(16)	(12)	(37)	(16)
Interest in (losses) earnings of equity method investments, net of tax	(2)	3	1	10
Amalgamation termination fee and reimbursement of expenses	(315)	—	(315)	—
Dividends to preferred shareholders	14	14	43	43
Operating earnings attributable to PartnerRe Ltd. common shareholders	$212	$227	$475	$537

Per diluted share:
Net (loss) income attributable to PartnerRe Ltd. common shareholders	$(5.08)	$3.60	$(2.40)	$14.26
Less:
Net realized and unrealized investment (losses) gains, net of tax	(2.54)	(0.70)	(5.00)	3.95
Net foreign exchange losses, net of tax	(0.33)	(0.23)	(0.77)	(0.31)
Interest in (losses) earnings of equity method investments, net of tax	(0.05)	0.06	0.02	0.20
Amalgamation termination fee and reimbursement of expenses	(6.58)	—	(6.60)	—
Operating earnings attributable to PartnerRe Ltd. common shareholders	$4.42	$4.47	$9.95	$10.42
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
Annualized Operating ROE decreased from 16.4% in the three months ended September 30, 2014 to 14.0% in the same period of 2015 and from 12.7% in the nine months ended September 30, 2014 to 10.5% in the same period of 2015. The decreases in annualized Operating ROE were due to a higher beginning diluted book value per share at January 1, 2015 compared to January 1, 2014 and modestly lower diluted operating earnings per share, as described above. The other factors contributing to increases or decreases in operating earnings are described further in Review of Net (Loss) Income below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Annualized return on beginning diluted book value per common share calculated with net (loss) income per share attributable to common shareholders	(16.1)%	13.2%	(2.5)%	17.4%
Less:
Annualized net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(8.1)	(2.5)	(5.3)	4.8
Annualized net foreign exchange losses, net of tax, on beginning diluted book value per common share	(1.0)	(0.9)	(0.8)	(0.4)
Annualized net interest in (losses) earnings of equity method investments, net of tax, on beginning diluted book value per common share	(0.1)	0.2	0.1	0.3
Annualized amalgamation termination fee and reimbursement of expenses	(20.9)	—	(7.0)	—
Annualized operating return on beginning diluted book value per common share	14.0%	16.4%	10.5%	12.7%
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
The Non-life combined ratio decreased by 1.4 points, from 84.2% in the three months ended September 30, 2014 to 82.8% in the same period of 2015. The modest decrease in the combined ratio for the three months ended September 30, 2015 compared to the same period of 2014 was mainly driven by higher combined net favorable prior year and prior quarter loss development. This decrease was partially offset by large losses related to the Tianjin Explosion, as well as higher downward prior year premium adjustments and an increase in acquisition costs in the Global Specialty sub-segment, and lower net premiums earned in the Catastrophe sub-segment.
The Non-life combined ratio decreased by 1.1 points, from 86.4% in the nine months ended September 30, 2014 to 85.3% in the same period of 2015. The modest decrease in the combined ratio for the nine months ended September 30, 2015 compared to the same period of 2014 was mainly driven by higher net favorable loss development for prior accident years. These decreases were partially offset by the same factors described above for the decrease in the Non-life combined ratio in the three months ended September 30, 2015 compared to the same period of 2014.
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
Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources at September 30, 2015. For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The limits approved by the Risk and Finance Committee and the actual limits deployed at September 30, 2015 and December 31, 2014 were as follows (in billions of U.S. dollars, except interest rate risk data):

	September 30, 2015		December 31, 2014
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.3	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.9	1.2	0.9
Market Risk	3.4	2.6	3.4	2.6
Equity and equity-like sublimit	2.8	2.1	2.8	2.0
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	3.0 years	6.0 years	2.7 years
Default and Credit Spread Risk	$9.5	$5.9	$9.5	$6.3
Trade Credit Underwriting Risk	0.9	0.5	0.9	0.7
Longevity Risk	2.0	1.5	2.0	1.4
Pandemic Risk	1.3	0.7	1.3	0.7
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	1.0	0.5	1.0	0.4
Any one country sub-limit	0.8	0.4	0.8	0.4

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
The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at July 1, 2015 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$533	—
U.S. Northeast	Hurricane	708	—
U.S. Gulf Coast	Hurricane	577	—
Caribbean	Hurricane	174	—
Europe	Windstorm	544	—
Japan	Typhoon	195	—
California	Earthquake	469	$588
British Columbia	Earthquake	199	379
Japan	Earthquake	377	421
Australia	Earthquake	236	350
New Zealand	Earthquake	161	205
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at September 30, 2015 have not changed materially compared to December 31, 2014. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2014.
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
During the three months and nine months ended September 30, 2015 and 2014, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months and nine months ended September 30, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Non-life prior year favorable loss development:
North America	$102	$83	$229	$175
Global (Non-U.S.) P&C	38	29	67	106
Global Specialty	104	51	323	179
Catastrophe	2	3	25	31
Total net Non-life prior year favorable loss development	$246	$166	$644	$491
The net Non-life prior year favorable loss development for the three months and nine months ended September 30, 2015 and 2014 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Non-life prior year favorable (adverse) loss development:
Net prior year loss development due to changes in premiums(1)	$14	$(11)	$8	$(30)
Net prior year loss development due to all other factors(2)	232	177	636	521
Total net Non-life prior year favorable loss development	$246	$166	$644	$491

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
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at September 30, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$890	$106	$2,441	$3,437	$(42)	$3,395
Global (Non-U.S.) P&C	1,179	11	855	2,045	(18)	2,027
Global Specialty	1,590	44	2,051	3,685	(111)	3,574
Catastrophe	217	33	105	355	(31)	324
Total Non-life reserves	$3,876	$194	$5,452	$9,522	$(202)	$9,320
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at September 30, 2015. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at September 30, 2015 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,395	$3,677	$2,790
Global (Non-U.S.) P&C	2,027	2,236	1,719
Global Specialty	3,574	4,010	2,948
Catastrophe	324	353	282
It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $9,320 million of net Non-life loss reserves at September 30, 2015, net loss reserves for accident years 2005 and prior of $559 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in September 2010, February 2011 and June 2011 (New Zealand Earthquakes) and the Japan earthquake and resulting tsunami (Japan Earthquake), and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events, and, in particular, the New Zealand Earthquakes. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes and the Japan Earthquake may be materially in excess of, or less than, the amounts provided for in the Condensed Consolidated Balance Sheet at September 30, 2015.

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
The Company’s gross and net reserves for life and health contracts by reserving line at September 30, 2015 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$9	$258	$—	$267	$(36)	$231
Longevity	1	133	393	527	(3)	524
Mortality	267	450	612	1,329	—	1,329
Total	$277	$841	$1,005	$2,123	$(39)	$2,084
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

Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At September 30, 2015, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

September 30, 2015
Fixed maturities	$526
Equities	40
Other invested assets (including certain derivatives)	179
Funds held – directly managed account	12
Total	$757
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

Results of Operations—for the Three Months and Nine Months Ended September 30, 2015 and 2014
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in the three months and nine months ended September 30, 2015 compared to the same periods of 2014; and

•	the U.S. dollar ending exchange rate strengthened against most currencies, except the Swiss franc and Japanese yen, at September 30, 2015 compared to December 31, 2014.
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

The components of net (loss) income for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Underwriting result:
Non-life	$190	$192	$449	$443
Life and Health	3	6	24	7
Investment result:
Net investment income	117	118	342	365
Net realized and unrealized investment (losses) gains	(133)	(34)	(273)	273
Interest in (losses) earnings of equity method investments(1)	(3)	5	1	16
Corporate and Other:
Technical result(2)	—	(1)	1	(1)
Other income (2)	—	1	3	5
Other expenses	(345)	(29)	(461)	(88)
Interest expense	(12)	(12)	(37)	(36)
Amortization of intangible assets(3)	(7)	(7)	(20)	(21)
Net foreign exchange (losses) gains	(22)	8	(16)	11
Income tax expense	(17)	(46)	(83)	(186)
Net (loss) income	$(229)	$201	$(70)	$788

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

The components of the underwriting result and combined ratio for the Non-life segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Current accident year technical result and ratio
Adjusted for large losses and prior quarter loss development	$59	94.7%	$103	91.5%	$27	99.0%	$138	95.8%
Large losses(1)	(60)	5.4	—	—	(60)	2.0	—	—
Net adverse prior quarter loss development	—	—	(14)	1.2
Prior accident years technical result and ratio
Net favorable prior year loss development	246	(22.2)	166	(13.5)	644	(21.0)	491	(15.1)
Technical result and ratio, as reported	$245	77.9%	$255	79.2%	$611	80.0%	$629	80.7%
Other (loss) income	—	—	(1)	—	—	—	1	—
Other expenses	(55)	4.9	(62)	5.0	(162)	5.3	(187)	5.7
Underwriting result and combined ratio, as reported	$190	82.8%	$192	84.2%	$449	85.3%	$443	86.4%

(1) Net of any reinsurance and reinstatement premiums.

Three-month result
The underwriting result for the Non-life segment decreased by $2 million (a decrease of 1.4 points in the combined ratio) in the three months ended September 30, 2015 compared to the same period of 2014 primarily due to:

•	Large losses—an increase in large losses of $60 million (5.4 points on the technical ratio) related to the Tianjin Explosion.

•
The current accident year technical result, adjusted for large losses and prior quarter loss development—a deterioration in the technical result (and corresponding increase in the technical ratio) primarily related to the Global Specialty sub-segment, driven by higher downward prior year premium adjustments and an increase in acquisition costs, and the Catastrophe sub-segment, as a result of lower net premiums earned following an increase in retrocessional purchases.

These factors driving the decrease in the Non-life underwriting result and in the three months ended September 30, 2015 compared to the same period of 2014 were partially offset by:

•
Net favorable prior year loss development—an increase of $80 million (a decrease of 8.7 points in the technical ratio) from $166 million (13.5 points on the technical ratio) in the three months ended September 30, 2014 to $246 million (22.2 points on the technical ratio) in the same period of 2015. The increase in net favorable prior year loss development was due to an increase in the Global Specialty, North America and Global (Non-U.S.) P&C sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Net adverse prior quarter loss development—a decrease of $14 million (decrease of 1.2 points in the technical ratio) reflecting adverse prior quarter development of $14 million (1.2 points on the technical ratio) in the three months ended September 30, 2014 primarily related to a mid-sized loss reported in the Catastrophe sub-segment.

•
Other expenses—a decrease of $7 million (a decrease of 0.1 points in the combined ratio) from $62 million (5.0 points on the combined ratio) in the three months ended September 30, 2014 to $55 million (4.9 points on the combined ratio) in the same period of 2015, primarily as a result of the impact of foreign exchange and lower information technology and facilities costs.

While the Non-life underwriting result decreased modestly in the three months ended September 30, 2015 compared to the same period of 2014, the combined ratio also decreased due to the impact of lower net premiums earned.
The underwriting result for the Life and Health segment, which does not include allocated investment income, decreased by $3 million, from $6 million in the three months September 30, 2014 to $3 million in the same period of 2015. The decrease was primarily due to adverse prior year development related to the GMDB business, partially offset by increased profitability from PartnerRe Health's accident and health line of business. See Results by Segment below.
Net investment income of $117 million in the three months ended September 30, 2015 was comparable to $118 million in the in the same period of 2014. See Corporate and Other – Net Investment Income below for more details.

Net realized and unrealized investment losses increased by $99 million, from $34 million in the three months ended September 30, 2014 to $133 million in the same period of 2015. The net realized and unrealized investment losses of $133 million in the three months ended September 30, 2015 were primarily due to widening U.S. and European credit spreads and decreases in worldwide equity markets, partially offset by decreases in longer term U.S. and European risk-free rates. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other expenses included in Corporate and Other increased by $316 million, from $29 million in the three months ended September 30, 2014 to $345 million in the same period of 2015. The increase was primarily due to the AXIS termination fee, as described in the Executive Overview above. See Corporate and Other—Other Expenses below for more details.
Interest expense in the three months ended September 30, 2015 was comparable to the same period of 2014.
Net foreign exchange losses increased by $30 million, from gains of $8 million in the three months ended September 30, 2014 to losses of $22 million in the same period of 2015. The net foreign exchange losses of $22 million in the three months ended September 30, 2015 resulted primarily from the impact of the strengthening of the U.S. dollar on certain unhedged non-U.S. denominated investment portfolios. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense decreased by $29 million, from $46 million in the three months ended September 30, 2014 to $17 million in the same period of 2015. The decrease primarily reflected the geographical distribution of the Company’s pre-tax net loss between its taxable and non-taxable jurisdictions and was driven by the increase in net realized and unrealized investment losses. See Corporate and Other—Income Taxes below for more details.
Nine-month result
The underwriting result for the Non-life segment increased by $6 million (corresponding to a decrease of 1.1 points in the combined ratio) in the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to:

•
Net favorable prior year loss development—an increase of $153 million (a decrease of 5.9 points in the technical ratio) from $491 million (15.1 points on the technical ratio) in the nine months ended September 30, 2014 to $644 million (21.0 points on the technical ratio) in the same period of 2015. The increase in net favorable prior year loss development was due to increases in the Global Specialty and North America sub-segments, and was partially offset by a decrease in the Global (Non-U.S.) P&C sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Other expenses—a decrease of $25 million (a decrease of 0.4 points in the combined ratio) from $187 million (5.7 points on the combined ratio) in the nine months ended September 30, 2014 to $162 million (5.3 points on the combined ratio) in the same period of 2015, primarily as a result of the impact of foreign exchange and lower personnel and information technology and facilities costs.

These factors driving the increase in the Non-life underwriting result and the corresponding decrease in the combined ratio in the nine months ended September 30, 2015 compared to the same period of 2014 were partially offset by:

•
The current accident year technical result, adjusted for large losses—a deterioration in the technical result (and corresponding increase in the technical ratio) driven by higher acquisition costs and higher downward prior year premium adjustments in the Global Specialty sub-segment and lower net premiums earned in the Catastrophe sub-segment following an increase in retrocessional purchases.

•	Large losses—an increase in large losses of $60 million (2.0 points on the technical ratio) related to the Tianjin Explosion.
The underwriting result for the Life and Health segment, which does not include allocated investment income, increased by $17 million, from $7 million in the nine months September 30, 2014 to $24 million in the same period of 2015 primarily due to a higher level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $23 million, from $365 million in the nine months ended September 30, 2014 to $342 million in the same period of 2015. The decrease in net investment income was primarily attributable to the strengthening of the U.S. dollar against most major currencies and lower reinvestment rates. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $546 million, from gains of $273 million in the nine months ended September 30, 2014 to losses of $273 million in the same period of 2015. The net realized and unrealized investment losses of $273 million in the nine months ended September 30, 2015 were primarily due to widening U.S. and European credit spreads and decreases in worldwide equity markets. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.

Other expenses included in Corporate and Other increased by $373 million, from $88 million in the nine months ended September 30, 2014 to $461 million in the same period of 2015, primarily due to the AXIS termination fee, Transaction Costs and costs related to the Presidio Earn-out Agreement, as described in the Executive Overview above. See Corporate and Other—Other Expenses below for more details.
Interest expense in the nine months ended September 30, 2015 was comparable to the same period of 2014.
Net foreign exchange losses increased by $27 million, from gains of $11 million in the nine months ended September 30, 2014 to losses of $16 million in the same period of 2015. The net foreign exchange losses of $16 million in the nine months ended September 30, 2015 resulted primarily from the impact of the strengthening of the U.S. dollar on certain unhedged non-U.S. denominated investment portfolios, partially offset by gains related to the difference in forward points embedded in the Company's hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense decreased by $103 million, from $186 million in the nine months ended September 30, 2014 to $83 million in the same period of 2015. The decrease primarily reflected the geographical distribution of the Company’s pre-tax net loss between its taxable and non-taxable jurisdictions and was driven by the increase in net realized and unrealized investment losses. See Corporate and Other—Income Taxes below for more details.
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
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premiums written	$351	$372	$1,251	$1,302
Net premiums written	335	372	1,207	1,291
Net premiums earned	$408	$424	$1,182	$1,192
Losses and loss expenses	(182)	(247)	(650)	(747)
Acquisition costs	(137)	(106)	(341)	(299)
Technical result (1)	$89	$71	$191	$146
Loss ratio (2)	44.7%	58.2%	55.0%	62.6%
Acquisition ratio (3)	33.4	24.9	28.8	25.1
Technical ratio (4)	78.1%	83.1%	83.8%	87.7%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

Premiums
The North America sub-segment represented 28% and 29% of total net premiums written in the three months and nine months ended September 30, 2015 and 2014. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the nine months ended
	September 30, 2015				September 30, 2014				September 30, 2015				September 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$71	21%	$99	24%	$83	22%	$117	28%	$338	28%	$314	27%	$366	28%	$335	28%
Casualty	133	40	146	36	149	40	159	37	449	37	445	38	475	37	454	38
Credit/Surety	9	3	28	7	24	7	25	6	64	5	76	6	87	7	77	6
Motor	13	4	18	4	27	7	20	5	49	4	56	5	59	5	52	4
Multiline	22	6	29	7	24	6	29	7	100	8	91	8	100	8	80	7
Property	58	17	73	18	54	15	65	15	165	14	172	14	171	13	162	14
Other	29	9	15	4	11	3	9	2	42	4	28	2	33	2	32	3
Total	$335	100%	$408	100%	$372	100%	$424	100%	$1,207	100%	$1,182	100%	$1,291	100%	$1,192	100%
Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended September 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(5)%	(9)%	(3)%
Foreign exchange effect	(1)	(1)	(1)
Decrease as reported in U.S. dollars	(6)%	(10)%	(4)%

Nine months ended September 30, 2015 compared to the same period of 2014
Decrease in original currency	(3)%	(6)%	—%
Foreign exchange effect	(1)	—	(1)
Decrease as reported in U.S. dollars	(4)%	(6)%	(1)%
Three-month result
Gross and net premiums written and net premiums earned decreased by 5%, 9% and 3%, respectively, on a constant foreign exchange basis in the three months ended September 30, 2015 compared to the same period of 2014. The decrease in gross premiums written was primarily driven by cancellations in the casualty, multiline and motor lines of business, downward current year premium adjustments in the agriculture line of business and the restructuring of a significant treaty in the credit/surety line, which impacted the timing of premium recognition. These decreases were partially offset by new business written primarily in the structured property, casualty and agriculture lines of business. The decrease in net premiums written was driven by the same factors as the decrease in gross premiums written, and, in addition, higher premiums ceded in the agriculture line of business primarily to Lorenz Re, as described in the Executive Overview. The decrease in net premiums earned was lower than the decrease in net premiums written mainly due to the restructured treaty in the credit/surety line having a greater impact on net premiums written than net premiums earned.
Nine-month result
Gross and net premiums written decreased by 3% and 6%, respectively, and net premiums earned were flat, on a constant foreign exchange basis in the nine months ended September 30, 2015 compared to the same period of 2014. The decreases in gross and net premiums written were primarily driven by the same factors described in the three-month result. Net premiums earned were flat compared to decreases in gross and net premiums written mainly as a result of cancellations and the restructuring in the credit/surety line having a greater impact on gross and net premiums written than net premiums earned. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Current accident year technical result and ratio
Adjusted for large losses	$(10)	102.5%	$(12)	102.6%	$(35)	102.8%	$(29)	102.4%
Large losses(1)	(3)	0.7	—	—	(3)	0.3	—	—
Prior accident years technical result and ratio
Net favorable prior year loss development	102	(25.1)	83	(19.5)	229	(19.3)	175	(14.7)
Technical result and ratio, as reported	$89	78.1%	$71	83.1%	$191	83.8%	$146	87.7%

(1) Net of any reinsurance and reinstatement premiums.
Three-month result
The increase of $18 million in the technical result (and the corresponding decrease of 5.0 points in the technical ratio) in the three months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $19 million (decrease of 5.6 points in the technical ratio) from $83 million (19.5 points on the technical ratio) in the three months ended September 30, 2014 to $102 million (25.1 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended September 30, 2015 and 2014 was driven by most lines of business, predominantly the casualty line.

•
The current accident year technical result, adjusted for large losses—a modest improvement in the technical result primarily due to a breakeven result recorded in the agriculture line of business in the three months ended September 30, 2015 compared to a loss in the same period of 2014. This improvement was partially offset by higher commissions recorded in the credit/surety lines of business driven by the restructuring of a significant treaty, a modestly higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

These factors driving the increase in the technical result in the three months ended September 30, 2015 compared to the same period of 2014 were partially offset by:

•	Large losses—an increase in large losses of $3 million (0.7 points on the technical ratio) related to the Tianjin Explosion.

Nine-month result
The increase of $45 million in the technical result (and the corresponding decrease of 3.9 points in the technical ratio) in the nine months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $54 million (decrease of 4.6 points in the technical ratio) from $175 million (14.7 points on the technical ratio) in the nine months ended September 30, 2014 to $229 million (19.3 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the nine months ended September 30, 2015 was driven by most lines of business, predominantly the casualty line. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was driven primarily by the casualty line, while the multiline and motor lines experienced combined adverse loss development for prior accident years of $10 million.

This factor driving the increase in the technical result in the nine months ended September 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result, adjusted for large losses—a modest deterioration in the technical result (and corresponding modest increase in the technical ratio) primarily due to higher commissions recorded in the credit/surety line of business driven by the restructuring of a significant treaty, and normal fluctuations in profitability between periods. This deterioration was partially offset by the breakeven result recorded in the agriculture line of business in the three months ended September 30, 2015 compared to the loss recorded in the same period of 2014.

Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 89% and 82% of net premiums written in the three months and nine months ended September 30, 2015, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premiums written	$153	$162	$630	$682
Net premiums written	153	164	621	672
Net premiums earned	$186	$202	$519	$568
Losses and loss expenses	(122)	(123)	(362)	(319)
Acquisition costs	(50)	(56)	(139)	(162)
Technical result	$14	$23	$18	$87
Loss ratio	65.8%	61.1%	69.8%	56.2%
Acquisition ratio	26.9	27.6	26.8	28.5
Technical ratio	92.7%	88.7%	96.6%	84.7%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 13% and 15% of total net premiums written in the three months and nine months ended September 30, 2015, respectively, compared to 12% and 15% in the same periods of 2014. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the nine months ended
	September 30, 2015				September 30, 2014				September 30, 2015				September 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$12	8%	$16	9%	$12	7%	$18	9%	$60	10%	$49	9%	$59	9%	$53	9%
Motor	65	42	74	39	70	43	79	39	231	37	205	40	257	38	226	40
Property	76	50	96	52	82	50	105	52	330	53	265	51	356	53	289	51
Total	$153	100%	$186	100%	$164	100%	$202	100%	$621	100%	$519	100%	$672	100%	$568	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended September 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	6%	5%	5%
Foreign exchange effect	(12)	(12)	(13)
Decrease as reported in U.S. dollars	(6)%	(7)%	(8)%

Nine months ended September 30, 2015 compared to the same period of 2014
Increase in original currency	3%	3%	3%
Foreign exchange effect	(11)	(11)	(12)
Decrease as reported in U.S. dollars	(8)%	(8)%	(9)%

Three-month result
Gross and net premiums written and net premiums earned increased by 6%, 5% and 5%, respectively, on a constant foreign exchange basis in the three months ended September 30, 2015 compared to the same period of 2014. The increase in gross and net premiums written and net premiums earned on a constant foreign exchange basis was primarily related to new business written in prior periods across all lines of business. This increase was partially offset by an increase in the Company's participation on a significant proportional motor treaty in the three months ended September 30, 2014.
Nine-month result
Gross and net premiums written and net premiums earned increased by 3% on a constant foreign exchange basis in the nine months ended September 30, 2015 compared to the same period of 2014. The increase in gross and net premiums written on a constant foreign exchange basis was primarily driven by new business written, which was partially offset by cancellations and downward prior year premium adjustments in the property and motor lines of business. The increase in net premiums earned on a constant foreign exchange basis was driven by the same factors as well as increased participations in the motor line of business. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Current accident year technical result and ratio
Adjusted for large losses and prior quarter loss development	$(6)	103.2%	$(5)	102.7%	$(27)	105.2%	$(19)	103.4%
Large losses(1)	(22)	12.1	—	—	(22)	4.3	—	—
Net favorable (adverse) prior quarter loss development	4	(1.9)	(1)	0.6
Prior accident years technical result and ratio
Net favorable prior year loss development	38	(20.7)	29	(14.6)	67	(12.9)	106	(18.7)
Technical result and ratio, as reported	$14	92.7%	$23	88.7%	$18	96.6%	$87	84.7%

(1) Net of any reinsurance and reinstatement premiums.
Three-month result
The decrease of $9 million in the technical result (and the corresponding increase of 4.0 points in the technical ratio) in the three months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•	Large losses—an increase in large losses of $22 million (12.1% points on the technical ratio) related to the Tianjin Explosion, impacting the property line of business.
This factor driving the decrease in the technical result in the three months ended September 30, 2015 compared to the same period of 2014 was partially offset by:

•
Net favorable prior year loss development—an increase in net favorable prior year loss development of $9 million (increase of 6.1 points in the technical ratio) from $29 million (14.6 points on the technical ratio) in the three months ended September 30, 2014 to $38 million (20.7 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended September 30, 2015 was driven by all lines of business, with the motor line being the most pronounced. The net favorable loss development for prior accident years in the three months ended September 30, 2014 was driven by all lines of business, with the property line being the most pronounced.

•
Net favorable (adverse) prior quarter loss development—an increase in net favorable prior quarter loss development of $5 million (decrease of 2.5 points in the technical ratio). The net favorable prior quarter loss development in the three months ended September 30, 2015 was driven primarily by favorable loss emergence.

The current accident year technical result and ratio, adjusted for large losses and prior quarter loss development, in the three months ended September 30, 2015 was comparable to the same period of 2014, primarily due to higher downward prior year premium adjustments and normal fluctuations in profitability between periods, which were partially offset by a lower level of mid-sized loss activity.
Nine-month result
The decrease of $69 million in the technical result (and the corresponding increase of 11.9 points in the technical ratio) in the nine months ended September 30, 2015 compared to the same period of 2014 was primarily attributable:

•
Net favorable prior year loss development—a decrease in net favorable prior year loss development of $39 million (increase of 5.8 points in the technical ratio) from $106 million (18.7 points on the technical ratio) in the nine months ended September 30, 2014 to $67 million (12.9 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the nine months ended September 30, 2015 and 2014 was driven primarily by the property line of business.

•	Large losses—an increase in large losses of $22 million (4.3% points in the technical ratio) related to the Tianjin Explosion.

•
The current accident year technical result, adjusted for large losses—a deterioration in the technical result (and a corresponding increase in the technical ratio) due to higher downward prior year premium adjustments and normal fluctuations in profitability between periods. This deterioration was partially offset by a decrease in the acquisition cost ratio driven by favorable profit commission adjustments reported by cedants in the motor line of business.

Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premiums written	$393	$432	$1,226	$1,348
Net premiums written	391	428	1,153	1,250
Net premiums earned	$404	$448	$1,143	$1,208
Losses and loss expenses	(224)	(279)	(593)	(749)
Acquisition costs	(112)	(105)	(307)	(283)
Technical result	$68	$64	$243	$176
Loss ratio	55.5%	62.3%	51.9%	62.1%
Acquisition ratio	27.7	23.5	26.8	23.4
Technical ratio	83.2%	85.8%	78.7%	85.5%

Premiums
The Global Specialty sub-segment represented 33% and 28% of total net premiums written in the three months and nine months ended September 30, 2015, respectively, compared to 32% and 28% in the same periods of 2014. The net premiums written and net premiums earned by line of business for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the nine months ended
	September 30, 2015				September 30, 2014				September 30, 2015				September 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$52	13%	$67	17%	$48	11%	$71	16%	$156	13%	$151	13%	$159	13%	$156	13%
Aviation / Space	37	9	44	11	54	13	55	12	127	11	147	13	144	11	154	13
Credit / Surety	59	15	61	15	68	16	70	16	163	14	162	14	207	17	210	17
Energy	16	4	17	4	22	5	18	4	47	4	54	5	53	4	54	5
Engineering	33	8	29	7	44	10	48	11	112	10	113	10	122	10	138	11
Marine	61	16	66	16	78	18	82	18	157	14	172	15	206	16	212	18
Multiline	46	12	40	10	34	8	26	6	133	11	108	9	100	8	61	5
Specialty casualty	35	9	40	10	31	7	43	9	112	10	109	10	126	10	112	9
Specialty property	49	13	39	10	46	11	34	8	134	12	124	11	122	10	110	9
Other	3	1	1	—	3	1	1	—	12	1	3	—	11	1	1	—
Total	$391	100%	$404	100%	$428	100%	$448	100%	$1,153	100%	$1,143	100%	$1,250	100%	$1,208	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended September 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(2)%	(2)%	(2)%
Foreign exchange effect	(7)	(7)	(8)
Decrease as reported in U.S. dollars	(9)%	(9)%	(10)%

Nine months ended September 30, 2015 compared to the same period of 2014
(Decrease) increase in original currency	(2)%	(1)%	2%
Foreign exchange effect	(7)	(7)	(7)
Decrease as reported in U.S. dollars	(9)%	(8)%	(5)%
Three-month result
Gross and net premiums written and net premiums earned decreased by 2% on a constant foreign exchange basis in the three months ended September 30, 2015 compared to the same period of 2014. The decrease in gross and net premiums written and net premiums earned on a constant foreign exchange basis was primarily due to downward prior year premium adjustments in the aviation/space, engineering and marine lines and the impact of cancellations mainly in prior periods in the marine and agriculture lines. These decreases were partially offset by new business written in prior periods across multiple lines of business.

Nine-month result
Gross and net premiums written decreased by 2% and 1%, respectively, and net premiums earned increased by 2% on a constant foreign exchange basis in the nine months ended September 30, 2015 compared to the same period of 2014. The decrease in gross premiums written on a constant foreign exchange basis was driven mainly by cancellations and reduced participations during the January 1, 2015 renewals and downward prior year premium adjustments primarily in the marine, credit/surety, aviation/space and specialty casualty lines. These decreases were partially offset by new business written across multiple lines of business and increases in the multiline line of business due to increased participations during the January 1, 2015 renewals. Net premiums written decreased on a constant foreign exchange basis due to the same factors driving the decrease in gross premiums written, partially offset by lower premiums ceded under the 2015 retrocessional programs. The increase in net premiums earned on a constant foreign exchange basis compared to the decrease in net premiums written was mainly as a result of the earning of business written in 2014. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Current accident year technical result and ratio
Adjusted for large losses and prior quarter loss development	$(11)	102.7%	$13	97.1%	$(61)	105.4%	$(3)	100.4%
Large losses(1)	(19)	4.6	—	—	(19)	1.6	—	—
Net adverse prior quarter loss development	(6)	1.5	—	0.1
Prior accident years technical result and ratio
Net favorable prior year loss development	104	(25.6)	51	(11.4)	323	(28.3)	179	(14.9)
Technical result and ratio, as reported	$68	83.2%	$64	85.8%	$243	78.7%	$176	85.5%

(1) Net of any reinsurance and reinstatement premiums.
Three-month result
The increase of $4 million in the technical result (and the corresponding decrease of 2.6 points in the technical ratio) in the three months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $53 million (decrease of 14.2 points in the technical ratio) from $51 million (11.4 points on the technical ratio) in the three months ended September 30, 2014 to $104 million (25.6 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the three months ended September 30, 2015 was driven by all lines of business, primarily the marine, aviation/space and engineering lines. The net favorable loss development for prior accident years in the three months ended September 30, 2014 was driven by most lines of business, primarily the marine and specialty property lines, while the engineering line experienced adverse loss development for prior accident years of $8 million.

This factor driving the increase in the technical result in the three months ended September 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result, adjusted for large losses and prior quarter loss development—a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to higher downward prior year premium adjustments and an increase in the acquisition cost ratio. The increase in the acquisition cost ratio was primarily driven by an unfavorable adjustment recorded on a significant contract in the aviation/space line of business and higher profit commission adjustments reported by cedants in the credit/surety and marine lines. These factors driving the deterioration in the technical result were partially offset by a lower level of mid-sized loss activity.

•	Large losses—an increase in large losses of $19 million (4.6% points on the technical ratio) related to the Tianjin Explosion.

•
Net adverse prior quarter loss development—an increase of $6 million (increase of 1.4 points in the technical ratio) in the three months ended September 30, 2015 compared to the same period of 2014, primarily due to a mid-sized loss reported in the engineering line.

Nine-month result
The increase of $67 million in the technical result (and the corresponding decrease of 6.8 points in the technical ratio) in the nine months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
Net favorable prior year loss development—an increase of $144 million (decrease of 13.4 points in the technical ratio) from $179 million (14.9 points on the technical ratio) in the nine months ended September 30, 2014 to $323 million (28.3 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the nine months ended September 30, 2015 was driven by all lines of business, primarily the marine, specialty casualty, aviation/space and credit/surety lines. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was driven by most lines of business, predominantly the marine, specialty property and aviation/space lines, while the credit/surety, engineering and agriculture lines experienced combined adverse loss development for prior accident years of $26 million.

This factor driving the increase in the technical result in the nine months ended September 30, 2015 compared to the same period of 2014 was partially offset by:

•
The current accident year technical result, adjusted for large losses—a deterioration in the technical result (and a corresponding increase in the technical ratio) primarily due to an increase in the acquisition cost ratio and higher downward prior year premium adjustments. The increase in the acquisition cost ratio was mainly driven by unfavorable adjustments recorded in the aviation/space line and increases in profit commissions in the marine and credit/surety lines.

•	Large losses—an increase in large losses of $19 million (1.6% points on the technical ratio) related to the Tianjin Explosion.
Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and, as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for both the three months and nine months ended September 30, 2015 and 2014 included no catastrophic loss activity.
As discussed in the Executive Overview above, due to the non-consolidation of the newly formed 2015 segregated accounts within Lorenz Re, the Catastrophe sub-segment's technical results for three months and nine months ended September 30, 2015 reflect the quota share retrocession of business to Lorenz Re, while the Catastrophe sub-segment's technical results for the three months and nine months ended September 30, 2014 are presented before the quota share retrocession to Lorenz Re.
The components of the technical result and the corresponding ratios for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premiums written	$57	$59	$370	$412
Net premiums written	13	55	261	370
Net premiums earned	$112	$153	$214	$292
Losses and loss expenses	(28)	(39)	(38)	(38)
Acquisition costs	(10)	(17)	(17)	(34)
Technical result	$74	$97	$159	$220
Loss ratio	24.9%	25.2%	17.8%	12.9%
Acquisition ratio	8.7	11.7	8.1	11.5
Technical ratio	33.6%	36.9%	25.9%	24.4%
Premiums
The Catastrophe sub-segment represented 1% and 6% of total net premiums written in the three months and nine months ended September 30, 2015, respectively, compared to 4% and 8% in the same periods of 2014.

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended September 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase (decrease) in original currency	7%	(65)%	(23)%
Foreign exchange effect	(10)	(10)	(4)
Decrease as reported in U.S. dollars	(3)%	(75)%	(27)%

Nine months ended September 30, 2015 compared to the same period of 2014
Decrease in original currency	(5)%	(23)%	(20)%
Foreign exchange effect	(5)	(6)	(7)
Decrease as reported in U.S. dollars	(10)%	(29)%	(27)%
Three-month result
Gross premiums written increased by 7% and net premiums written and earned decreased by 65% and 23%, respectively, on a constant foreign exchange basis in the three months ended September 30, 2015 compared to the same period of 2014. The increase in gross premiums written on a constant foreign exchange basis was primarily due to new business written, partially offset by cancellations and non-renewals. The decrease in net premiums written and earned on a constant foreign exchange basis was primarily driven by higher premiums ceded under retrocessional treaties in the three months ended September 30, 2015. The decrease in net premiums earned was lower than the decrease in net premiums written primarily due to the ceded premiums being fully written, but earned over the risk period and therefore not fully reflected in net premiums earned. Net premiums earned are normally significantly higher than gross and net premiums written during the third quarter due to the seasonality of the earnings pattern for U.S. wind business, which results in higher earned premiums being recognized in quarters with more exposure.
Nine-month result
Gross and net premiums written and net premiums earned decreased by 5%, 23% and 20% on a constant foreign exchange basis in the nine months ended September 30, 2015 compared to the same period of 2014. The decrease in gross premiums written on a constant foreign exchange basis was primarily due to cancellations and non-renewals, partially offset by new business written. The decreases in net premiums written and earned were driven by higher premiums ceded under the Company's retrocessional programs, as described in the three-month result, a change in presentation of premiums ceded to Lorenz Re, as discussed in the Executive Overview above, and the same factors as the decrease in gross premiums written.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Current accident year technical result and ratio
Adjusted for large losses and prior quarter loss development	$86	22.4%	$107	30.4%	$150	30.0%	$189	34.8%
Large losses(1)	(16)	14.5	—	—	(16)	7.6	—	—
Net favorable (adverse) prior quarter loss development	2	(2.0)	(13)	8.2
Prior accident years technical result and ratio
Net favorable prior year loss development	2	(1.3)	3	(1.7)	25	(11.7)	31	(10.4)
Technical result and ratio, as reported	$74	33.6%	$97	36.9%	$159	25.9%	$220	24.4%

(1) Net of any reinsurance and reinstatement premiums.
Three-month result
The decrease of $23 million in the technical result (decrease of 3.3 points in the technical ratio) in the three months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
The current accident year technical result, adjusted for large losses and prior quarter loss development—a decrease in the technical result primarily due to the higher premiums ceded under the retrocessional programs which have lowered net premiums earned, which in the absence of any loss recoveries directly impact the technical result, in the three months ended September 30, 2015 compared to the same period of 2014. This decrease in the technical result was partially offset by a lower acquisition cost ratio, driven by the recovery of commissions under the retrocessional programs, and modestly lower level of attritional losses and mid-sized loss activity. While the current accident year technical result decreased in the three months ended September 30, 2015 compared to the same period of 2014, the corresponding technical ratio also decreased due to the relative impact of lower net premiums earned.

•	Large losses—an increase in large losses of $16 million (14.5% points on the technical ratio) related to the Tianjin Explosion.
These factors driving the decrease in the technical result in the three months ended September 30, 2015 compared to the same period of 2014 were partially offset by:

•
Net favorable (adverse) prior quarter loss development—an increase in net favorable prior quarter loss development of $15 million (decrease of 10.2 points in the technical ratio) from adverse loss development of $13 million (8.2 points on the technical ratio) in the three months ended September 30, 2014 to favorable loss development of $2 million (2.0 points on the technical ratio) in the same period of 2014. The net favorable prior quarter loss development in the three months ended September 30, 2015 was driven primarily by net favorable loss emergence. The adverse prior quarter loss development in the three months ended September 30, 2014 was primarily driven by the late reporting by a cedant of a mid-sized loss that occurred in the second quarter of 2014.

Nine-month result
The decrease of $61 million in the technical result (and the corresponding increase of 1.5 points in the technical ratio) in the nine months ended September 30, 2015 compared to the same period of 2014 was primarily attributable to:

•
The current accident year technical result, adjusted for large losses—a decrease in the technical result primarily due to the impact of lower net premiums earned, as described in the three-month result, and normal fluctuations in profitability between periods, partially offset by a lower level of mid-sized loss activity. While the current accident year technical result decreased in the three months ended September 30, 2015 compared to the same period of 2014, the technical ratio also decreased due to the decrease in the technical result being lower than the decrease in net premiums earned.

•	Large losses—an increase in large losses of $16 million (7.6% points on the technical ratio) related to the Tianjin Explosion.

•
Net favorable prior year loss development—a decrease of $6 million (decrease of 1.3 points in the technical ratio due to the decrease in net premiums earned) from $31 million (10.4 points on the technical ratio) in the nine months ended September 30, 2014 to $25 million (11.7 points on the technical ratio) in the same period of 2015. The net favorable loss development for prior accident years in the nine months ended September 30, 2015 was primarily due to favorable loss emergence. The net favorable loss development for prior accident years in the nine months ended September 30, 2014 was primarily due to favorable loss emergence, partially offset by the adverse development related to the New Zealand Earthquakes.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and accident and health business written in the U.S.
At the time of the acquisition of PartnerRe Health in December 2012, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and as of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third-party insurance companies. This transition continues to affect the period over period comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs in the three months and nine months ended September 30, 2015 compared to the same periods of 2014.
The components of the allocated underwriting result for this segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross premiums written	$314	$336	$972	$951
Net premiums written	298	325	924	918
Net premiums earned	$302	$331	$917	$904
Life policy benefits	(248)	(272)	(748)	(740)
Acquisition costs	(38)	(38)	(102)	(111)
Technical result	$16	$21	$67	$53
Other income	3	2	4	6
Other expenses	(16)	(17)	(47)	(52)
Net investment income	15	14	45	45
Allocated underwriting result (1)	$18	$20	$69	$52

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.
Premiums
The Life and Health segment represented 25% and 22% of total net premiums written in the three months and nine months ended September 30, 2015, respectively, compared to 24% and 20% of total net premiums written in the same periods of 2014. The net premiums written and net premiums earned by line of business for this segment for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended								For the nine months ended
	September 30, 2015				September 30, 2014				September 30, 2015				September 30, 2014
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$89	30%	$87	29%	$79	24%	$77	23%	$254	27%	$254	28%	$208	23%	$206	23%
Longevity	74	25	74	24	86	26	86	26	236	26	236	26	225	24	225	25
Mortality	135	45	141	47	160	50	168	51	434	47	427	46	485	53	473	52
Total	$298	100%	$302	100%	$325	100%	$331	100%	$924	100%	$917	100%	$918	100%	$904	100%

Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was as follows:

Three months ended September 30, 2015 compared to the same period of 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	2%	1%	1%
Foreign exchange effect	(9)	(9)	(10)
Decrease as reported in U.S. dollars	(7)%	(8)%	(9)%

Nine months ended September 30, 2015 compared to the same period of 2014
Increase in original currency	11%	9%	10%
Foreign exchange effect	(9)	(8)	(9)
Increase as reported in U.S. dollars	2%	1%	1%
Three-month result
Gross premiums written increased by 2% and net premiums written and earned increased by 1%, on a constant foreign exchange basis in the three months ended September 30, 2015 compared to the same period of 2014. The modest increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis were driven by PartnerRe Health’s accident and health business and were partially offset by decreases in the longevity and mortality lines of business.
Nine-month result
Gross and net premiums written and net premiums earned increased by 11%, 9% and 10%, respectively, on a constant foreign exchange basis in the nine months ended September 30, 2015 compared to the same period of 2014. The increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis were driven by PartnerRe Health’s accident and health business, the longevity line of business, due to an increased participation on a significant longevity swap, and, to a lesser extent, the mortality line of business. The increase in the accident and health line was primarily driven by PartnerRe Health’s continuing transition from an MGA to a carrier, as described above, and continued growth arising primarily from the Patient Protection and Affordable Care Act, and were partially offset by non-renewals due to increased cedant retentions and increased market competition.
Allocated underwriting result
Three-month result
The allocated underwriting result decreased by $2 million, from $20 million in the three months ended September 30, 2014 to $18 million in the same period of 2015. The decrease was primarily due to additional reserves recorded on a significant longevity treaty, an increase in current year reserves on a disability treaty and modestly lower current year profitability in the short-term mortality business, and was partially offset by increased profitability in PartnerRe Health’s business and a modest increase in net favorable prior year loss development.
The modest increase in net favorable prior year loss development of $5 million resulted from net favorable loss development of $7 million in the three months ended September 30, 2015 compared to $2 million in the same period of 2014. The net favorable prior year loss development of $7 million during the three months ended September 30, 2015 was related to PartnerRe Health and the short-term mortality business, which were partially offset by adverse prior year loss development on the GMDB business, mainly as a result of deterioration in capital markets and an increase in the yield curve. The net favorable prior year loss development of $2 million during the three months ended September 30, 2014 was primarily related to the PartnerRe Health business.
Nine-month result
The allocated underwriting result increased by $17 million, from $52 million in the nine months ended September 30, 2014 to $69 million in the same period of 2015. The increase was primarily due to a higher level of net favorable prior year loss development, driven by the PartnerRe Health business, and a modest decrease in other expenses. These increases in the allocated underwriting result were partially offset by the additional reserves recorded on a significant longevity treaty, modestly lower current year profitability in the short-term mortality portfolio, lower premium volume on the GMDB business and the impact of the strengthening U.S. dollar.

The increase in net favorable prior year loss development of $24 million resulted from net favorable loss development of $34 million in the nine months ended September 30, 2015 compared to $10 million in the same period of 2014. The net favorable prior year loss development of $34 million during the nine months ended September 30, 2015 was primarily related to the PartnerRe Health business, the short-term mortality business and the GMDB business. The net favorable prior year loss development of $10 million during the nine months ended September 30, 2014 was primarily related to the PartnerRe Health business and, to a lesser extent, the GMDB business.
Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Non-life
Property and casualty
Casualty	12%	12%	12%	12%
Motor	7	7	7	7
Multiline and other	8	5	7	5
Property	11	10	12	12
Specialty
Agriculture	10	10	12	12
Aviation / Space	3	4	3	3
Catastrophe	1	4	6	8
Credit / Surety	6	7	5	6
Energy	2	2	1	1
Engineering	3	3	3	3
Marine	5	6	4	5
Specialty casualty	3	2	3	3
Specialty property	4	4	3	3
Life and Health	25	24	22	20
Total	100%	100%	100%	100%
The changes in the distribution of net premiums written by line of business between the three months and nine months ended September 30, 2015 and the same periods of 2014 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Multiline and other: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was primarily driven by new business written and increased participations in the North America and the Global Specialty sub-segments.

•
Catastrophe: the decrease in the distribution of net premiums written in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was primarily driven by higher premiums ceded, as described in the Catastrophe sub-segment above.

•
Life and Health: the increase in the distribution of net premiums written in the three months and nine months ended September 30, 2015 compared to the same periods of 2014 was primarily driven by increases in the PartnerRe's accident and health business, as described in the Life and Health segment above.

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

The distribution of gross premiums written by reinsurance type for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Non-life segment
Proportional	55%	56%	52%	53%
Non-proportional	12	12	19	21
Facultative	8	7	7	6
Life and Health segment
Proportional	24	25	21	18
Non-proportional	1	—	1	2
Total	100%	100%	100%	100%
The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The distribution of gross premiums written by reinsurance type for the three months ended September 30, 2015 was comparable to the same period of 2014. The changes in distribution of gross premiums written by reinsurance type for the nine months ended September 30, 2015 compared to the same period of 2014 related to a relative increase in the proportional gross premiums written in the Life and Health segment, which reduced the distribution of gross premiums written by type of business in the Non-life segment, and to a decrease in the gross premiums written in the Catastrophe Non-life sub-segment, which is primarily written on a non-proportional basis.
Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Asia, Australia and New Zealand	14%	13%	12%	12%
Europe	35	39	37	40
Latin America, Caribbean and Africa	11	10	10	9
North America	40	38	41	39
Total	100%	100%	100%	100%
The decrease in the relative distribution of gross premiums written in Europe during the three months and nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to the impact of the strengthening of the U.S. dollar against the euro, which also impacted the relative distribution for other geographic regions.
Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Broker	72%	69%	71%	70%
Direct	28	31	29	30
Total	100%	100%	100%	100%
The percentage of gross premiums written through brokers in the three months and nine months ended September 30, 2015 increased compared to the same periods of 2014 primarily due to the strengthening of the U.S. dollar against the euro, which increased gross premiums written in the North America sub-segment. The business written in the North America sub-segment is primarily written through brokers.

Corporate and Other
Corporate and Other is comprised of the Company’s investment related activities, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.
Net Investment Income
Net investment income by asset source for the three months and nine months ended September 30, 2015 and 2014 was as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed maturities	$109	$108	$321	$334
Short-term investments, cash and cash equivalents	—	—	1	1
Equities	9	12	25	33
Funds held and other	8	8	21	24
Funds held – directly managed	2	3	9	11
Investment expenses	(11)	(13)	(35)	(38)
Net investment income	$117	$118	$342	$365
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
Three-month result
Net investment income decreased in the three months ended September 30, 2015 compared to the same period of 2014 due to:

•	the strengthening of the U.S. dollar against most major currencies; and

•	a decrease in net investment income from fixed maturities, primarily due to lower reinvestment rates; partially offset by

•	asset allocation movements into higher yielding fixed income securities; and

•	a decrease in investment expenses, driven by lower withholding taxes.
Nine-month result
Net investment income decreased in the nine months ended September 30, 2015 compared to the same period of 2014 due to:

•	the strengthening of the U.S. dollar against most major currencies;

•	a decrease in net investment income from fixed maturities, primarily due to lower reinvestment rates; and

•	a decrease in net investment income from equities, primarily as a result of the timing of dividends; partially offset by

•	asset allocation movements into higher yielding fixed income securities.
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

The components of net realized and unrealized investment (losses) gains for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net realized investment (losses) gains on fixed maturities and short-term investments	$(3)	$38	$61	$94
Net realized investment gains on equities	21	34	73	68
Net realized investment (losses) gains on other invested assets	(26)	7	(47)	(1)
Change in net unrealized investment losses on other invested assets	(13)	(7)	(18)	(46)
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(19)	(75)	(196)	168
Change in net unrealized investment losses on equities	(95)	(31)	(148)	(15)
Net other realized and unrealized investment gains	—	1	3	2
Net realized and unrealized investment gains (losses) on funds held – directly managed	2	(1)	(1)	3
Net realized and unrealized investment (losses) gains	$(133)	$(34)	$(273)	$273
Three-month result
Net realized and unrealized investment losses increased by $99 million, from $34 million in the three months ended September 30, 2014 to $133 million in the same period of 2015. The net realized and unrealized investment losses of $133 million in the three months ended September 30, 2015 were primarily due to widening of U.S. and European credit spreads, decreases in worldwide equity markets and losses on treasury note futures, which were partially offset by decreases in longer-term U.S. and European risk-free interest rates. Net realized and unrealized investment gains of $34 million in the three months ended September 30, 2014 were primarily due to the widening of credit spreads.
Net realized (losses) gains and the change in net unrealized investment losses on other invested assets were a combined loss of $39 million and a combined gain of less than $1 million in the three months ended September 30, 2015 and 2014, respectively, and primarily related to treasury note futures.
Nine-month result
Net realized and unrealized investment losses increased by $546 million, from gains of $273 million in the nine months ended September 30, 2014 to losses of $273 million in the same period of 2015. The net realized and unrealized investment losses of $273 million in the nine months ended September 30, 2015 were primarily due to widening of U.S. and European credit spreads, decreases in worldwide equity markets and realized and unrealized losses on treasury note futures. Net realized and unrealized investment gains of $273 million in the nine months ended September 30, 2014 were primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets, which were partially offset by losses on treasury note futures.
Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $65 million and $47 million in the nine months ended September 30, 2015 and 2014, respectively, and primarily related to treasury note futures.

Other Expenses
The Company’s total other expenses for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Other expenses, as reported	$416	$108	$670	$327
AXIS termination fee	(315)	—	(315)	—
Other AXIS and EXOR transaction related costs and Presidio earn-out expense	(7)	—	(72)	—
Other expenses, as adjusted for various transaction and Presidio related costs	$94	$108	$283	$327
Other expenses, as reported, as a % of total net premiums earned (Non-life and Life and Health)	29.5%	7.0%	16.9%	7.9%
Three-month result
Other expenses increased by $308 million, or 283%, from $108 million in the three months ended September 30, 2014 to $416 million in the same period of 2015, primarily due to the AXIS termination fee, and, to a lesser extent, the other transaction costs in the three months ended September 30, 2015, as described in the Executive Overview above. These increases were partially offset by the impact of foreign exchange and lower facilities and information technology costs in the three months ended September 30, 2015 compared to the same period of 2014.
Nine-month result
Other expenses increased by $343 million, or 105%, from $327 million in the nine months ended September 30, 2014 to $670 million in the same period of 2015 primarily due to the AXIS termination fee, Transaction Costs and costs related to the Presidio Earn-out Agreement in the nine months ended September 30, 2015. These increases were partially offset by the impact of foreign exchange and lower personnel, facilities and information technology costs in the nine months ended September 30, 2015 compared to the same period of 2014.
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
The Company’s income tax expense and effective income tax rate for the three months and nine months ended September 30, 2015 and 2014 were as follows (in millions of U.S. dollars):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income tax expense	$17	$46	$83	$186
Effective income tax rate	(8.1)%	18.5%	619.4%	19.1%

Three-month result
Income tax expense and the effective income tax rate during the three months ended September 30, 2015 were $17 million and negative 8.1%, respectively. Income tax expense and the effective income tax rate during the three months ended September 30, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net loss between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a majority of the Company’s pre-tax net loss recorded in non-taxable jurisdictions with no associated tax benefit, and were primarily driven by the AXIS termination fee and net realized and unrealized investment losses, which were partially offset by strong net favorable prior year loss development. The Company’s jurisdictions with comparatively higher tax rates recorded a pre-tax net income, driven by low catastrophic losses and strong net favorable prior year loss development, which were partially offset by net realized and unrealized investment losses.
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
Nine-month result
Income tax expense and the effective income tax rate during the nine months ended September 30, 2015 were $83 million and 619.4%, respectively. Income tax expense and the effective income tax rate during the nine months ended September 30, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate reflects the Company’s jurisdictions with comparatively higher tax rates recording a pre-tax income, driven by strong net favorable prior year loss development, which was partially offset by net realized and unrealized investment losses. The Company's non-taxable jurisdictions recorded a pre-tax net loss with no associated tax benefit, driven primarily by the AXIS termination fee and net realized and unrealized investment losses, which were partially offset by strong net favorable prior year loss development.
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

The Company’s total invested assets (including funds held – directly managed and net payable for securities purchased) at September 30, 2015 and December 31, 2014 were split between liability and capital funds as follows (in millions of U.S. dollars):

	September 30, 2015	% of Total Invested Assets	December 31, 2014	% of Total Invested Assets
Liability funds	$8,791	54%	$9,723	56%
Capital funds	7,525	46	7,570	44
Total invested assets	$16,316	100%	$17,293	100%
The decrease of $977 million in total invested assets at September 30, 2015 compared to December 31, 2014 was primarily related to a decrease in fixed maturities driven by the impact of the strengthening of the U.S. dollar against most major currencies, cash flows out of the portfolio primarily to fund the AXIS termination fee and the widening of U.S. and European credit spreads.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at September 30, 2015 compared to December 31, 2014 was primarily driven by the impact of the strengthening of the U.S. dollar against most major currencies, which reduced the Company's unpaid losses and loss expenses and policy benefits for life and annuity contracts, as well as an increase in net reinsurance assets related to new business written and losses paid during the nine months ended September 30, 2015.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The capital funds at September 30, 2015 were comparable to December 31, 2014. At September 30, 2015, approximately 66% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) were $15.7 billion at September 30, 2015 compared to $16.6 billion at December 31, 2014. The major factors contributing to the decrease in the nine months ended September 30, 2015 were:

•	the impact of foreign exchange of $426 million due to the strengthening of the U.S. dollar against most major currencies;

•
net realized and unrealized losses related to the investment portfolio of $272 million, primarily resulting from a decrease in the fixed maturity and short-term investment portfolios of $135 million, mainly driven by widening of U.S. and Euro credit spreads, a decrease of $75 million in equities due to decreases in worldwide equity markets and a decrease in other invested assets of $65 million, primarily driven by losses on treasury note futures (see discussion related to duration below);

•	dividend payments on common and preferred shares totaling $143 million;

•
net decrease of $24 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $35 million; and

•	various other factors which net to approximately $123 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $107 million.
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
At September 30, 2015, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 91% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).

The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
Average credit quality	A		A
Average yield to maturity	2.8%		2.4%
Expected average duration	3.5	years	3.7	years
The average credit quality of fixed maturities and short-term investments at September 30, 2015 was comparable to December 31, 2014.
The average yield to maturity on fixed maturities and short-term investments increased from 2.4% at December 31, 2014 to 2.8% at September 30, 2015, primarily due the widening of U.S. and European credit spreads.
The expected average duration of fixed maturities and short-term investments was decreased modestly from 3.7 years at December 31, 2014 to 3.5 years at September 30, 2015 primarily in response to lower interest rates. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.6 years to 3.5 years at September 30, 2015, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of (0.3)% and 0.2% in the three months and nine months ended September 30, 2015, respectively, compared to 0.5% and 4.2% in the same periods of 2014. The negative total accounting return in the three months ended September 30, 2015 reflected significant widening in U.S. and European credit spreads and decreases in worldwide equity markets, partially offset by net investment income and decreases in U.S. and European risk-free interest rates. The total accounting return in the three months ended September 30, 2014 primarily reflected the widening of credit spreads. The total accounting return for the nine months ended September 30, 2015 reflected net investment income, partially offset by widening of credit spreads and lower worldwide equity markets. The total accounting return in the nine months ended September 30, 2014 was primarily due to decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at September 30, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
September 30, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,138	$2,148	$—	$2,148	$—	$—	$—
U.S. government sponsored enterprises	48	48	—	48	—	—	—
U.S. states, territories and municipalities	748	760	154	449	—	—	157
Non-U.S. sovereign government, supranational and government related	1,223	1,288	475	514	199	82	18
Corporate	5,267	5,366	137	458	2,032	2,275	464
Asset-backed securities	1,078	1,083	293	178	153	3	456
Residential mortgage-backed securities	2,258	2,281	281	1,942	44	—	14
Other mortgage-backed securities	51	52	14	15	19	2	2
Fixed maturities	$12,811	$13,026	$1,354	$5,752	$2,447	$2,362	$1,111
Short-term investments	100	101	23	62	—	—	16
Total fixed maturities and short-term investments	$12,911	$13,127	$1,377	$5,814	$2,447	$2,362	$1,127
Equities	939	1,004
Total	$13,850	$14,131
% of Total fixed maturities and short-term investments			10%	44%	19%	18%	9%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The decrease of $0.9 billion in the fair value of the Company’s fixed maturities from $13.9 billion at December 31, 2014 to $13.0 billion at September 30, 2015 primarily reflects cash outflows due to asset allocation movements and to fund the AXIS termination fee, the strengthening of the U.S. dollar against most major currencies and widening of credit spreads, which were partially offset by net investment income. At September 30, 2015, there has been a modest shift in the distribution of the fixed maturity portfolio compared to December 31, 2014 as the Company decreased its holdings of non-U.S. government bonds (primarily due to better matching of reinsurance liabilities) and increased its holdings of U.S. states, territories and municipalities securities.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At September 30, 2015, 72% of this category was rated AA with the remaining 28%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at September 30, 2015 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
September 30, 2015					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$85	$—	$296	$381	$123	$134	$124	$—	$—
Singapore	90	—	—	90	90	—	—	—	—
New Zealand	29	—	—	29	—	29	—	—	—
All Other	176	3	6	185	9	34	54	82	6
Total Non-European Union	$380	$3	$302	$685	$222	$197	$178	$82	$6
European Union
Germany	$133	$—	$—	$133	$133	$—	$—	$—	$—
Netherlands	118	—	—	118	116	2	—	—	—
France	105	—	—	105	—	105	—	—	—
Belgium	87	—	—	87	—	87	—	—	—
Austria	64	—	—	64	—	64	—	—	—
Supranational	—	58	—	58	3	55	—	—	—
All Other	38	—	—	38	1	4	21	—	12
Total European Union	$545	$58	$—	$603	$253	$317	$21	$—	$12
Total	$925	$61	$302	$1,288	$475	$514	$199	$82	$18
% of Total	72%	5%	23%	100%	37%	40%	16%	6%	1%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At September 30, 2015, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at September 30, 2015 were as follows (in millions of U.S. dollars):

September 30, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$720	$373	$1,093	20%
Consumer noncyclical	597	201	798	15
Utilities	276	343	619	12
Communications	331	241	572	11
Industrials	335	147	482	9
Consumer cyclical	336	135	471	9
Energy	254	159	413	8
Insurance	258	50	308	6
Technology	139	—	139	3
Basic materials	65	67	132	2
Real estate investment trusts	113	11	124	2
Catastrophe bonds	—	94	94	1
Government guaranteed corporate debt	—	66	66	1
All Other	33	22	55	1
Total	$3,457	$1,909	$5,366	100%
% of Total	64%	36%	100%
At September 30, 2015, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.
At September 30, 2015, the ten largest issuers accounted for 15% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 98% of corporate bonds were rated investment grade and 75% were rated A- or better at September 30, 2015.
At September 30, 2015, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

September 30, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$100	$355	$455
Netherlands	—	108	185	293
France	—	20	156	176
Spain	—	11	100	111
Italy	—	18	84	102
Germany	66	11	20	97
Luxembourg	—	—	55	55
Ireland	—	16	31	47
All Other	—	12	47	59
Total	$66	$296	$1,033	$1,395
% of Total	5%	21%	74%	100%
At September 30, 2015, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation and held less than $46 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at September 30, 2015 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
September 30, 2015	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$134	$120	$94	$—	$419	$767
Non-U.S.	—	—	159	58	59	3	37	316
Asset-backed securities	$—	$—	$293	$178	$153	$3	$456	$1,083
Residential mortgage-backed securities
U.S.	$441	$1,466	$6	$—	$—	$—	$14	$1,927
Non-U.S.	—	—	275	35	44	—	—	354
Residential mortgage-backed securities	$441	$1,466	$281	$35	$44	$—	$14	$2,281
Other mortgage-backed securities
U.S.	$5	$—	$6	$10	$19	$2	$2	$44
Non-U.S.	—	—	8	—	—	—	—	8
Other mortgage-backed securities	$5	$—	$14	$10	$19	$2	$2	$52
Total	$446	$1,466	$588	$223	$216	$5	$472	$3,416
% of Total	13%	43%	17%	7%	6%	—%	14%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(2)
GNMA represents the Government National Mortgage Association. The GNMA, or Ginnie Mae as it is commonly known, is a wholly owned U.S. government corporation within the Department of Housing and Urban Development which guarantees mortgage loans of qualifying first-time home buyers and low-income borrowers.

(3)	GSEs, or government sponsored enterprises, includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies.
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at September 30, 2015, other than $21 million of investments in distressed asset vehicles (included in Other invested assets). At September 30, 2015, the Company’s U.S. residential mortgage-backed securities included approximately $5 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At September 30, 2015, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
September 30, 2015	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB	Below investment grade / Unrated
Country
U.S.	$62	$—	$—	$62	$—	$62	$—	$—	$—
Canada	—	23	—	23	23	—	—	—	—
Luxembourg	—	—	12	12	—	—	—	—	12
All Other	—	—	4	4	—	—	—	—	4
Total	$62	$23	$16	$101	$23	$62	$—	$—	$16
% of Total	61%	23%	16%	100%	23%	61%	—%	—%	16%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at September 30, 2015 were as follows (in millions of U.S. dollars):

September 30, 2015	Fair Value	Percentage to Total Fair Value of Equities
Sector
Real estate investment trusts	$180	22%
Consumer noncyclical	115	14
Finance	101	12
Insurance	100	12
Energy	73	9
Industrials	64	8
Technology	54	7
Communications	46	6
Consumer cyclical	44	5
All Other	41	5
Total	$818	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	179
Funds holding fixed income securities	7
Total equities	$1,004
At September 30, 2015, the Company’s “insurance sector” equities included an investment of $72 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At September 30, 2015, U.S. issuers represented 65% of the publicly traded common stocks and ETFs. At September 30, 2015, the ten largest common stocks accounted for 27% of equities (excluding equities held in ETFs and funds holding fixed income securities). At September 30, 2015, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 5% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At September 30, 2015, approximately 32% (or $60 million) of funds and ETFs holding equities were emerging markets funds. At September 30, 2015, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At September 30, 2015, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at September 30, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

September 30, 2015	Cost	Fair Value
One year or less	$547	$548
More than one year through five years	4,064	4,152
More than five years through ten years	3,403	3,433
More than ten years	1,510	1,578
Subtotal	$9,524	$9,711
Mortgage/asset-backed securities	3,387	3,416
Total	$12,911	$13,127
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At September 30, 2015, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at September 30, 2015 were as follows (in millions of U.S. dollars):

September 30, 2015	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$222	$	n/a
Asset-backed securities (including annuities and residuals)	10		n/a
Notes and loan receivables and notes securitizations	92		n/a
Total return swaps	(1)		42
Interest rate swaps (2)	(26)		197
Insurance-linked securities (3)	9		134
Futures contracts	(16)		3,896
Foreign exchange forward contracts	10		2,251
Foreign currency option contracts	(5)		88
To-be-announced mortgage-backed securities (TBAs)	2		301
Other	48		n/a
Total	$345

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At September 30, 2015, the Company’s strategic investments included $222 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $109 million are recorded in equities and other assets at September 30, 2015.

At September 30, 2015, the Company’s principal finance activities included $115 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At September 30, 2015, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at September 30, 2015, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At September 30, 2015, the Company’s Other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $1 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at September 30, 2015 is discussed below.
At September 30, 2015, all of the fixed income investments underlying the funds held – directly managed account were publicly traded and were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
Average credit quality	AA		AA
Average yield to maturity	1.0%		1.0%
Expected average duration	3.7	years	3.4	years
The average credit quality and the average yield to maturity of the fixed maturities underlying the funds held – directly managed account at September 30, 2015 were comparable to December 31, 2014.

The expected average duration of fixed maturities increased from 3.4 years at December 31, 2014 to 3.7 years at September 30, 2015 primarily due to the increase in the duration of liabilities.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at September 30, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
September 30, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$109	$111	$—	$111	$—	$—
U.S. government sponsored enterprises	52	54	—	54	—	—
Non-U.S. sovereign government, supranational and government related	117	124	31	75	18	—
Corporate	102	108	18	26	36	28
Fixed maturities	$380	$397	$49	$266	$54	$28
Short-term investments	6	6	—	6	—	—
Total fixed maturities and short-term investments	$386	$403	$49	$272	$54	$28
Other invested assets	23	12
Total (3)	$409	$415
% of Total fixed maturities			12%	67%	14%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $415 million of investments underlying the funds held – directly managed account at September 30, 2015, the funds held – directly managed account also includes cash and cash equivalents of $64 million, accrued investment income of $6 million and other assets and liabilities related to the underlying business of $111 million. Accordingly, the total balance in the funds held – directly managed account was $596 million at September 30, 2015.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $473 million at December 31, 2014 to $415 million at September 30, 2015 was primarily related to an increase in the cash and cash equivalents and other assets and liabilities related to the underlying business, as well as the run-off of the underlying liabilities associated with this account.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At September 30, 2015, 81% of this category was rated AA with the remaining 19%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at September 30, 2015 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
September 30, 2015	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$17	$20	$5	$1	$14
All Other	—	4	—	4	4	—	—
Total Non-European Union	$3	$4	$17	$24	$9	$1	$14
European Union
France	$20	$—	$22	$42	$1	41	$—
Supranational	—	24	—	24	18	6	—
Belgium	19	—	—	19	—	19	—
All Other	15	—	—	15	3	8	4
Total European Union	$54	$24	$22	$100	$22	$74	$4
Total	$57	$28	$39	$124	$31	$75	$18
% of Total	46%	23%	31%	100%	25%	60%	15%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At September 30, 2015, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at September 30, 2015 were as follows (in millions of U.S. dollars):

September 30, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$4	$29	$33	31%
Consumer noncyclical	15	2	17	16
Utilities	4	12	16	15
Energy	6	9	15	14
Communications	4	7	11	10
Industrials	3	1	4	4
Technology	4	—	4	3
Real estate investment trusts	3	—	3	3
All Other	—	5	5	4
Total	$43	$65	$108	100%
% of Total	40%	60%	100%
At September 30, 2015, other than the U.S., Netherlands, Norway and France, which accounted for 40%, 12%, 12% and 11%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.

At September 30, 2015, the ten largest issuers accounted for 45% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 9% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At September 30, 2015, all of the finance sector corporate bonds held were rated A- or better by Standard & Poor’s (or estimated equivalent).
At September 30, 2015, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

September 30, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
Netherlands	$—	$6	$7	$13
France	—	4	8	12
United Kingdom	—	6	3	9
Ireland	—	4	—	4
Germany	2	—	1	3
All Other	—	2	4	6
Total	$2	$22	$23	$47
% of Total	5%	47%	48%	100%
At September 30, 2015, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at September 30, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

September 30, 2015	Cost	Fair Value
One year or less	$63	$64
More than one year through five years	201	210
More than five years through ten years	101	108
More than ten years	21	21
Total	$386	$403
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
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the nine months ended September 30, 2015.
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

Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at September 30, 2015 have not changed significantly since December 31, 2014. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at September 30, 2015.
At September 30, 2015 and December 31, 2014, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	September 30, 2015	December 31, 2014
Gross Non-life reserves for unpaid losses and loss expenses	$9,522	$9,746
Net Non-life reserves for unpaid losses and loss expenses	9,320	9,531
Net reserves guaranteed by Colisée Re	559	575
The net Non-life reserves for unpaid losses and loss expenses at September 30, 2015 and December 31, 2014 include $559 million and $575 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the nine months ended September 30, 2015 were as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2015
Net liability at December 31, 2014	$9,531
Net incurred losses related to:
Current year	2,286
Prior years	(644)
1,642
Change in Colisée Re Reserve Agreement	13
Net paid losses	(1,523)
Effects of foreign exchange rate changes	(343)
Net liability at September 30, 2015	$9,320
The decrease in net Non-life reserves for unpaid losses and loss expenses from $9,531 million at December 31, 2014 to $9,320 million at September 30, 2015 primarily reflects the impact of the strengthening of the U.S. dollar against most major currencies, with net incurred losses being partially offset by net paid losses during the nine months ended September 30, 2015.
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

Policy Benefits for Life and Annuity Contracts
At September 30, 2015 and December 31, 2014, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	September 30, 2015	December 31, 2014
Gross policy benefits for life and annuity contracts	$2,123	$2,050
Net policy benefits for life and annuity contracts	2,084	2,021
The net policy benefits for life and annuity contracts for the nine months ended September 30, 2015 were as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2015
Net liability at December 31, 2014	$2,021
Net incurred losses related to:
Current year	782
Prior years	(34)
748
Net paid losses	(581)
Effects of foreign exchange rate changes	(104)
Net liability at September 30, 2015	$2,084
The increase in net policy benefits for life and annuity contracts from $2,021 million at December 31, 2014 to $2,084 million at September 30, 2015 was primarily due to net incurred losses, which were partially offset by net paid losses and the impact of the strengthening of the U.S. dollar against most major currencies. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the Life liabilities and the growth in the PartnerRe Health book of business.
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
Other than the items discussed below, the Company’s contractual obligations at September 30, 2015 have not changed materially compared to December 31, 2014.
In connection with the Merger Agreement, the Company expects to incur further charges that are contingent upon the closing of the EXOR transaction between $30 million and $40 million related to professional costs. The Company expects to incur these costs upon the closing of the transaction in 2016.
In accordance with the terms of the Merger Agreement, the Company would be obligated to pay EXOR a no approval fee of $55 million if the Company’s shareholders do not approve the transaction, and an additional fee of $195 million in certain circumstances if the Company enters into a similar transaction with a third party in the 12 months following termination of the Merger Agreement. If the Company terminates the agreement for certain other reasons described in the Merger Agreement, the Company would be obligated to pay EXOR a termination fee of $250 million. In all such cases, the Company would be obligated to reimburse EXOR for costs and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby in an amount not to exceed $35 million.

Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. was $6.8 billion at September 30, 2015, compared to $7.0 billion at December 31, 2014. The major factors contributing to the decrease in shareholders’ equity during the nine months ended September 30, 2015 were:

•	dividend payments of $143 million related to the Company’s common and preferred shares;

•	comprehensive loss of $107 million, which was primarily related to the net loss; and

•
a net decrease of $24 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $35 million.

See Results of Operations and Review of Net (Loss) Income above for a discussion of the Company’s net loss for the nine months ended September 30, 2015.
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
The capital structure of the Company at September 30, 2015 and December 31, 2014 was as follows (in millions of U.S. dollars):

	September 30, 2015		December 31, 2014
Capital Structure:
Senior notes(1)	$750	10%	$750	9%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	5,922	78	6,195	79
Total Capital	$7,589	100%	$7,862	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

The decrease in total capital during the nine months ended September 30, 2015 was related to the same factors above describing the decrease in shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at September 30, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2015. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s indebtedness.

Shareholders’ Equity
Share Repurchases
In September 2014, the Board approved a new share repurchase authorization of up to a total of 5 million common shares. Unless terminated earlier by resolution of the Board, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. At September 30, 2015, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.3 million common shares were held in treasury and are available for reissuance.
During the period from January 1, 2015 to January 25, 2015, the Company repurchased 0.5 million common shares at a total cost of $59 million, representing an average cost of $112.89 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2014 of approximately 11%. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities. The share repurchase program remains suspended under the terms of the Merger Agreement. See Shareholders’ Equity and Capital Resources Management—Shareholders' Equity in Item 7 of Part II and Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information related to the shareholders' equity.
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At September 30, 2015, cash and cash equivalents were $1.3 billion and was modestly lower compared to December 31, 2014, primarily due to net cash used in financing activities being almost entirely offset by net cash provided by operating activities and investing activities.
Net cash provided by operating activities was $107 million in the nine months ended September 30, 2015 compared to $583 million in same period of 2014. The decrease in net cash provided by operating activities in the nine months ended September 30, 2015 was mainly due to the AXIS termination fee and lower underwriting cashflows.
Net cash provided by investing activities was $138 million in the nine months ended September 30, 2015 compared to net cash used in investing activities of $2 million in the same period of 2014. The net cash provided by investing activities in the nine months ended September 30, 2015 primarily reflects lower purchases of fixed maturities, resulting from cash outflows to fund the AXIS termination fee.
Net cash used in financing activities was $267 million in the nine months ended September 30, 2015 compared to $520 million in the same period of 2014. Net cash used in financing activities in the nine months ended September 30, 2015 and 2014 was primarily related to dividend payments on common and preferred shares, the Company’s share repurchases and distributions related to Lorenz Re. In connection with the Amalgamation Agreement and, subsequently, the Merger Agreement, the Company suspended its share repurchase program driving the lower net cash used in financing activities in the nine months ended September 30, 2015 compared to the same period of 2014.
At September 30, 2015, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings.
The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company's ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $15.7 billion at September 30, 2015, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $13.3 billion.
Financial strength ratings and unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. Following the announcement of the Company’s proposed Amalgamation, Moody’s affirmed the Company's rating with a stable outlook. Standard & Poor’s, A.M. Best and Fitch placed the Company’s rating on credit watch negative, under review with negative implications and ratings watch negative, respectively, citing concerns related to the risks associated with the execution and integration. Standard & Poor’s subsequently affirmed its A- long-term counterparty credit ratings on the Company, including its A+ long-term counterparty credit and financial strength ratings on the operating companies and removed them from CreditWatch with negative implications.

Following the announcement of the Company's Merger Agreement with EXOR, Moody's maintained the A1 rating with a stable outlook. Standard & Poor’s affirmed the Company's ratings, but revised its outlook from stable to negative citing concerns over the uncertainty about how the Company will operate under the new proposed ownership. A.M. Best downgraded the Company's financial strength rating from A+ (Superior) to A (Excellent) and placed it under review with negative implications citing concerns regarding the Company's concentration in reinsurance and the lack of a diversified product platform along with concerns and uncertainties associated with the proposed new ownership. Fitch maintained the Company’s ratings on watch negative citing concerns over the execution risk as well as uncertainties associated with leadership and the proposed new ownership. The Company is in dialogue with Standard & Poor's, A.M. Best and Fitch to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, if and when it occurs.
There were no other changes in the Company’s current financial strength ratings at September 30, 2015 compared to December 31, 2014. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Currency
See Results of Operations and Review of Net (Loss) Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the nine months ended September 30, 2015.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased during the nine months ended September 30, 2015 primarily due to the impact of the translation of the Company’s subsidiaries and branches with the Canadian dollar and Euro as their functional currencies.
The reconciliation of the currency translation adjustment for the nine months ended September 30, 2015 was as follows (in millions of U.S. dollars):

For the nine months ended September 30, 2015
Currency translation adjustment at December 31, 2014	$(8)
Change in foreign currency translation adjustment included in accumulated other comprehensive loss, net of the impact of designated net investment hedge	(34)
Currency translation adjustment at September 30, 2015	$(42)
From time to time, the Company enters into net investment hedges. At September 30, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion of market risks at September 30, 2015 focuses only on material changes from December 31, 2014 in the Company’s market risk exposures, or how those exposures are managed.
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
At September 30, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,016	7%	$14,526	3%	$14,036	$13,546	(3)%	$13,056	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	502	7	485	4	468	451	(4)	434	(7)
Total invested assets (3)	17,374	6	16,867	3	16,360	15,853	(3)	15,346	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,789	15	7,282	7	6,775	6,268	(7)	5,761	(15)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at September 30, 2015 compared to December 31, 2014.
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
At September 30, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	September 30, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$14,972	7%	$14,504	3%	$14,036	$13,568	(3)%	$13,100	(7)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	490	5	479	2	468	457	(2)	446	(5)
Total invested assets (3)	17,318	6	16,839	3	16,360	15,881	(3)	15,402	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,733	14	7,254	7	6,775	6,296	(7)	5,817	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at September 30, 2015 compared to December 31, 2014.
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

The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at September 30, 2015 to foreign currency, as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	SGD	CHF	Other	Total (1)
Total assets	$2,753	$1,889	$817	$143	$27	$910	$6,539
Total liabilities	(3,395)	(1,442)	(368)	(23)	(337)	(1,363)	(6,928)
Total gross foreign currency exposure	(642)	447	449	120	(310)	(453)	(389)
Total derivative amount	373	(483)	(26)	(98)	265	585	616
Net foreign currency exposure	$(269)	$(36)	$423	$22	$(45)	$132	$227

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the nine months ended September 30, 2015 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.
At September 30, 2015, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $23 million and $45 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At September 30, 2015, approximately 73% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 9% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At September 30, 2015, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 11% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 1% of total investments and cash (excluding the funds held – directly managed account) at September 30, 2015. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 16% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at September 30, 2015. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 9% and 46% of total corporate fixed maturity securities underlying the funds held – directly managed account at September 30, 2015, respectively.
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
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at September 30, 2015, compared to December 31, 2014. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion of credit risks.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $997 million, excluding funds holding fixed income securities of $7 million) at September 30, 2015. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.92 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at September 30, 2015 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	September 30, 2015	10% Increase	% Change	20% Increase	% Change
Equities (1)	$815	(18)%	$906	(9)%	$997	$1,088	9%	$1,179	18%
Total invested assets (2)	16,178	(1)	16,269	(1)	16,360	16,451	1	16,542	1
Shareholders’ equity attributable to PartnerRe Ltd.	6,593	(3)	6,684	(1)	6,775	6,866	1	6,957	3

(1)	Excludes funds holding fixed income securities of $7 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% or 20% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at September 30, 2015 compared to December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at September 30, 2015 compared to December 31, 2014. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The following table provides information about purchases by the Company during the three months ended September 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)(2)	Maximum number of shares that may yet be purchased under the program (1)
07/01/2015-07/31/2015	—	$—	—	2,853,675
08/01/2015-08/31/2015	—	—	—	2,853,675
09/01/2015-09/30/2015	—	—	—	2,853,675
Total	—	$—	—

(1)
On September 4, 2014, the Company’s Board of Directors approved and announced a new share repurchase authorization up to a total of 5 million common shares. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased all shares authorized for repurchase thereunder. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities. The share repurchase program remains suspended under the terms of the Merger Agreement.

(2)	At September 30, 2015, approximately 39.3 million common shares were held in treasury and available for reissuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 95.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ DAVID ZWIENER
		Name:	David Zwiener
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 30, 2015

		By:	/S/ WILLIAM BABCOCK
		Name:	William Babcock
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	October 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger by and among EXOR N.V., Pillar Ltd., PartnerRe Ltd. ad solely with respect to Sections 4.01 and 4.05, Section 6.13 and Section 7.13, EXOR S.p.A. (incorporated by reference to the Company's current report on Form 8-K filed on August 3, 2015).

10.1	Amended and Restated Employment Agreement between PartnerRe Ltd. and David Zwiener, effective as of October 21, 2015.
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Section 302 Certification of David Zwiener.
31.2	Section 302 Certification of William Babcock.
32	Section 906 Certifications.
101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.