Form 10-K
period 2015-12-31
PARTNERRE LTD
filed 2016-02-25
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2015) was $6,138,078,004 based on the closing sales price of the registrant’s common shares of $128.50 on that date.
The number of the registrant’s common shares (par value $1.00 per share) outstanding, net of treasury shares, as of February 22, 2016 was 47,952,142.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PartnerRe Ltd. has made statements under the captions Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly under the captions “2016 Outlook” (or similarly captioned sections) and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors described under the caption entitled Risk Factors. You should specifically consider the numerous risks outlined under Risk Factors.
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
Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred to herein as PartnerRe Health), a U.S. specialty accident and health reinsurance and insurance writer.
As of April 1, 2015, PartnerRe Asia became the principal reinsurance carrier for the Company’s non-life and life business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia has enabled the Company's Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and will support its growing underwriting presence in the region.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which, upon the consummation of the transactions contemplated by the Amalgamation Agreement, the two companies were expected to amalgamate and continue as a single Bermuda exempted company (Amalgamation).
On April 14, 2015, the Company announced the receipt of an unsolicited written proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the outstanding common shares of the Company for $130 per share in cash.
On August 2, 2015, after subsequent negotiations with EXOR, the Company entered into an Agreement and Plan of Merger with Exor N.V., Pillar Ltd., a wholly owned subsidiary of Exor N.V., and, solely with respect to certain specified sections thereof, EXOR (as subsequently amended, the Merger Agreement). The transaction would be effected by a merger of Pillar Ltd. with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Exor N.V. (Merger). Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger shall automatically be canceled and converted into the right to receive (i) $137.50 in cash per share and (ii) be entitled to receive a one-time special pre-closing cash dividend in the amount of $3.00 per common share.
In addition, under the terms of the Merger Agreement, EXOR committed to either (i) a 100 basis points increase in the current applicable preferred share dividend rate, such increase to be effected through an exchange offer and to be conditional and contingent upon the Company obtaining a private letter ruling from the U.S. Internal Revenue Service (IRS) that the enhanced terms will not be treated as fast-pay stock (within the meaning of Treasury Regulations Section 1.7701(l)-3(b)) for U.S. federal income tax purposes or (ii) if such private letter ruling is not obtained prior to closing of the transaction, pay a cash payment of approximately $42.7 million in aggregate (equal to $1.25 per preferred share) to the holders of record of the Company’s preferred shares as at the effective time of the Merger subject and subsequent to the closing of the transaction. On February 17, 2016, the Company announced that the IRS had indicated that it will not grant a private letter ruling clarifying the tax shelter reporting obligations applicable to the surviving company’s preferred shares.

As such, following the closing, EXOR will pay a cash payment of approximately $42.7 million in aggregate to the holders of record of the Company’s preferred shares as at the effective time of the Merger and the Company will use commercially reasonable efforts to launch an exchange offer after the closing of the Merger, referred to as the Alternate Exchange Offer in the Merger Agreement, whereby participating preferred shareholders would receive newly issued preferred shares reflecting, subject to certain exceptions contained in the existing preferred shares, an extended call date of the fifth anniversary of the date of issuance and a restriction on payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s applicable existing preferred shares.
The Company's shareholders will have the option to elect to receive payment of the merger consideration in a currency other than U.S. dollars directly through an affiliate of Computershare Trust Company, N.A. (Computershare). Any PartnerRe shareholder can make such an election by contacting Computershare at 1-855-396-2084 if within the USA or at 1-781-575-2765 (if calling from outside the United States). The exchange rate for one U.S. dollar expressed in the currency elected by any PartnerRe shareholder will be based on the prevailing market rates available to Computershare on the date of the currency conversion less commercially reasonable spreads charged by Computershare and the bank exchanging the currency. Neither the Company nor Computershare or any of their affiliates will be responsible for any costs associated with the election by any PartnerRe shareholder. Please contact Computershare directly for further information regarding currency elections in connection with the Merger.
In connection with the execution of the Merger Agreement with EXOR, the Company and AXIS terminated the Amalgamation Agreement. On August 3, 2015, the Company paid AXIS a termination fee and reimbursement of expenses of $315 million (AXIS Termination Fee).
On November 19, 2015, the Merger with EXOR was approved by the Company's shareholders and the consummation of the Merger is pending certain regulatory approvals and other customary closing conditions. In addition, the Board of Directors (BOD) declared the special dividend, which is conditional and contingent upon the issuance of the certificate of merger by the Bermuda Registrar of Companies. The parties expect to complete the Merger in the first quarter of 2016, although there can be no assurances that the parties will be able to do so.
Pursuant to the Merger Agreement, promptly following the closing, the Company expects to delist its common shares from the New York Stock Exchange (NYSE) and to deregister the common shares under the Securities Exchange Act. The Company’s preferred shares will remain registered under the Securities Exchange Act. As a company whose only listed securities on the NYSE will be preferred shares, the Company will not be required to comply with certain NYSE corporate governance requirements that are applicable to companies that have listed common stock, including (i) the requirement for the board of directors to have a majority of independent directors and (ii) the requirement to establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of the company’s executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors.
In addition, the Company may qualify as a “foreign private issuer” (as defined in Rule 3b-4 of the Securities Exchange Act) on the last business day of its second fiscal quarter. In such case, the Company may start using the forms and rules applicable to foreign private issuers. Foreign private issuers are not required, among other things, to comply with the Securities Exchange Act rules governing proxy statements or the requirement to file quarterly reports on Form 10-Q. In addition, officers, directors and 10% shareholders of foreign private issuers are not subject to the reporting and short-swing profit disgorgement provisions of Section 16 of the Securities Exchange Act.
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
We create value through superior risk evaluation and intelligent portfolio and relationship management: The Company’s technical underwriting, actuarial and portfolio management skills enable the Company to create value by understanding, valuing, diversifying, and distributing risk. The Company’s objective is overall portfolio profitability. The aim is not to select a few highly profitable transactions in any year, but to build sustainable portfolios that can deliver superior returns over several years and utilize retrocessional coverage to achieve these overall portfolio profitability objectives. While our primary focus is assuming risk for our own account, we are open to intermediating risk in order to optimize our retained portfolio and enhance overall returns.
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
In addition, the Company provides certain specialty insurance lines of business, which include certain business written in aviation, energy, engineering, marine, multiline, specialty casualty, specialty property, health and other lines.
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. Segments and the sub-segments of the Company’s Non-life segment represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. The composition of the Non-life and Life and Health segments is described in more detail below. Corporate and Other is comprised of the Company's investment and corporate activities, including other expenses. See also the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of this report.
The Company’s gross premiums written by segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Non-life segment	$4,277	$4,667	$4,590
Life and Health segment	1,271	1,265	972
Corporate and Other segment	—	—	8
Total	$5,548	$5,932	$5,570
The Company’s Non-life and Life and Health businesses are geographically diversified with premiums being written on a worldwide basis. See Note 21 to Consolidated Financial Statements in Item 8 of Part II of this report for additional disclosure of the geographic distribution of gross premiums written and financial information about segments and sub-segments.
Non-life Segment
The Non-life segment is divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. The North America sub-segment includes agriculture, casualty, credit/surety, motor, multiline, property and other risks generally originating in the U.S. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the U.S. The Global Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, multiline, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business.

The gross premiums written in each of the Company’s Non-life sub-segments for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

Non-life sub-segment	2015		2014		2013
North America	$1,604	38%	$1,642	35%	$1,601	35%
Global (Non-U.S.) P&C	735	17	803	17	818	18
Global Specialty	1,556	36	1,797	39	1,676	36
Catastrophe	382	9	425	9	495	11
Total	$4,277	100%	$4,667	100%	$4,590	100%
The gross premiums written in each Non-life sub-segment for the years ended December 31, 2015, 2014 and 2013, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.
Lines of Business
The gross premiums written by line of business in the Company’s Non-life segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

Line of business	2015		2014		2013
Property and casualty
Casualty	$634	15%	$670	14%	$660	14%
Motor	353	8	394	8	365	8
Multiline and other	368	9	282	6	211	4
Property	584	14	642	14	670	15
Specialty
Agriculture	635	15	673	14	627	14
Aviation / Space	195	4	245	5	231	5
Catastrophe	382	9	425	9	495	11
Credit / Surety	345	8	399	9	354	8
Energy	63	1	83	2	91	2
Engineering	155	4	174	4	225	5
Marine	239	6	329	7	360	8
Specialty casualty	147	3	171	4	140	3
Specialty property	177	4	180	4	161	3
Total Non-life segment	$4,277	100%	$4,667	100%	$4,590	100%
Gross premiums written and the distribution of gross premiums written by line of business in the Non-life segment vary between years as a result of changes in the allocation of capital among lines of business driven by the Company’s response to market conditions and risk assessment, the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants, foreign exchange fluctuations and other factors. The year over year comparison of major changes in the distribution of gross premiums written by line of business for the years ended December 31, 2015, 2014 and 2013 is described in Results by Segment — Non-life Segment in Item 7 of Part II of this report.
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
Credit/Surety—The Company provides credit reinsurance, written primarily on a proportional basis, to mortgage guaranty insurers, government sponsored entities and commercial credit insurers. The Company’s surety line relates primarily to bonds and other forms of security written by specialized surety insurers, and is written primarily on a proportional basis.
Energy (Energy Onshore)—The Company provides reinsurance and insurance coverage for the onshore oil and gas industry, mining, power generation and pharmaceutical operations. The reinsurance is provided predominantly on a proportional basis and through facultative arrangements.
Engineering—The Company provides reinsurance and insurance for engineering projects, large construction and erection projects throughout the world. The reinsurance is offered mainly on a proportional basis and through facultative arrangements.
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
For the year ended December 31, 2015, the Company had two brokers that individually accounted for 10% or more of its total Non-life gross premiums written: Marsh (including Guy Carpenter) accounted for approximately 27% of total Non-life gross premiums written; and the Aon Group (including the Benfield Group) accounted for approximately 22% of total Non-life gross premiums written.

The combined percentage of gross premiums written through these two brokers by Non-life sub-segment for the year ended December 31, 2015 was as follows:

Non-life sub-segment	Percentage
North America	63%
Global (Non-U.S.) P&C	28
Global Specialty	38
Catastrophe	75
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
The Company’s competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and, specifically in the catastrophe line of business, alternative capital sources and insurance-linked securities. Management believes that the Company’s major competitors are the larger European, U.S. and Bermuda-based international reinsurance companies, as well as specialty reinsurers and regional companies in certain local markets. These competitors include, but are not limited to, Munich Re, Swiss Re, Everest Re Group Ltd., Hannover Re, SCOR SA and the reinsurance operations of certain primary insurance companies, such as Chubb Limited (formerly ACE Limited), Arch Capital Group Ltd., AXIS and XL Catlin.
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
Life and Health Segment
Lines of Business
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the United Kingdom (U.K.), Ireland and France and accident and health business written in the U.S.
At the time of the acquisition of PartnerRe Health in December 2012, PartnerRe Health operated as a Managing General Agent (MGA), writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and since January 1, 2014, virtually all of the PartnerRe Health business has originated directly, without the use of third-party insurance companies. This transition, combined with growth in the underlying business, continues to affect the year over year comparability with increased gross premiums written in the accident and health line of business in 2015 compared to 2014 and 2013.
The gross premiums written by line of business in the Company’s Life and Health segment for the years ended December 31, 2015, 2014 and 2013 (in millions of U.S. dollars) were as follows:

Line of business	2015		2014		2013
Accident and health	$399	31%	$325	26%	$144	15%
Longevity	306	24	299	23	249	26
Mortality	566	45	641	51	579	59
Total Life and Health segment	$1,271	100%	$1,265	100%	$972	100%
The gross premiums written in the Life and Health segment for the years ended December 31, 2015, 2014 and 2013, and the year over year comparisons, are described in Results by Segment in Item 7 of Part II of this report.
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
Longevity—The Company provides reinsurance coverage to employer sponsored pension schemes and primary life insurers who issue annuity contracts offering long-term retirement benefits to consumers, who, in turn, seek protection against outliving their financial resources. Longevity business is written on a long-term, proportional basis primarily in the U.K. The Company’s longevity portfolio is subdivided into standard and non-standard annuities. The non-standard annuities are annuities sold to consumers with aggravated health conditions and are usually medically underwritten on an individual basis. The main risk the Company is exposed to by writing longevity business is an increase in the future life span of the insured compared to the expected life span.
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
Other than gross premiums written, Management uses reinsurance business in force to measure the growth of the Company’s mortality business. Reinsurance business in force reflects the addition or acquisition of new mortality business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercises of recapture option by cedants), changes in foreign exchange, and any other changes in the amount of insurance in force. The term “in force” refers to the aggregate insurance policy face amounts, or net amounts at risk. The net assumed business in force for the mortality line of business was $179 billion, $196 billion and $210 billion at December 31, 2015, 2014 and 2013, respectively. The business in force at December 31, 2015 has decreased compared to 2014 and 2013 primarily due to the impact of foreign exchange.
Distribution
The Company’s Life and Health business is produced both through brokers and through direct relationships with insurance companies. For the year ended December 31, 2015, one broker, the Aon Group (including the Benfield Group), accounted for 11% of the Life and Health segment’s total gross premiums written. No other broker contributed more than 5% and no one cedant accounted for more than 8% of the Life and Health segment’s total gross premiums written.
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

Non-life Reserves
The reconciliation of the gross and net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross liability at beginning of year	$9,746	$10,646	$10,709
Reinsurance recoverable at beginning of year	(215)	(267)	(291)
Net liability at beginning of year	9,531	10,379	10,418
Net incurred losses related to:
Current year	3,024	3,123	3,119
Prior years	(831)	(660)	(721)
	2,193	2,463	2,398
Change in Paris Re Reserve Agreement	(9)	(26)	(50)
Net paid losses	(2,423)	(2,799)	(2,402)
Effects of foreign exchange rate changes	(417)	(486)	15
Net liability at end of year	8,875	9,531	10,379
Reinsurance recoverable at end of year	190	215	267
Gross liability at end of year	$9,065	$9,746	$10,646
Net Non-life reserves for unpaid losses and loss expenses decreased from $9,531 million at December 31, 2014 to $8,875 million at December 31, 2015. This decrease primarily reflected the impact of foreign exchange, net favorable loss development on prior accident years and loss payments, which were partially offset by current year net losses incurred. Net Non-life reserves for unpaid losses and loss expenses decreased from $10,379 million at December 31, 2013 to $9,531 million at December 31, 2014. This decrease primarily reflected the impact of foreign exchange, net favorable loss development on prior accident years and a relatively high level of loss payments, mainly driven by the settlement of the 2013 crop year in the agriculture line of business of the North America sub-segment, which were partially offset by current year net losses incurred.
The net incurred losses for the year ended December 31, 2015 relating to the current and prior accident years by Non-life sub-segment were as follows (in millions of U.S. dollars):

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment
Net incurred losses related to:
Current year	$1,165	$570	$1,219	$70	$3,024
Net prior year favorable loss development	(284)	(97)	(434)	(16)	(831)
Total net incurred losses	$881	$473	$785	$54	$2,193

The net favorable loss development on prior accident years of $831 million for the year ended December 31, 2015 primarily resulted from favorable loss emergence, as losses reported by cedants were lower than expected. The most significant drivers of the Non-life net prior year favorable loss development during the year ended December 31, 2015 were the casualty line of business in the North America sub-segment, the property line of business in the Global (Non-U.S.) P&C sub-segment and the marine, aviation/space, specialty casualty and energy lines of business in the Global Specialty sub-segment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of net prior year favorable loss development by Non-life sub-segment and Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for a discussion of the net prior year favorable loss development by reserving lines for the Company’s Non-life operations.
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
Changes in Non-life Reserves
The gross, retroceded and net reserves for unpaid losses and loss expenses for the Company’s Non-life business, and the portion of the gross, retroceded and net reserves that relates to the reserves subject to the Reserve Agreement (Guaranteed Reserves), at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	2015	2014
Gross reserves	$9,064,711	$9,745,806
Less: Guaranteed Reserves	521,178	581,173
Gross reserves, excluding Guaranteed Reserves	8,543,533	9,164,633
Retroceded reserves	189,234	214,349
Less: Guaranteed Reserves	7,110	6,212
Retroceded reserves, excluding Guaranteed Reserves	182,124	208,137
Net reserves	$8,875,477	$9,531,457
Net reserves, excluding Guaranteed Reserves	$8,361,409	$8,956,496

The reconciliation of the net paid losses related to prior years and the net paid losses related to prior years, excluding the Guaranteed Reserves, for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2015	2014	2013
Net paid losses related to prior years	$2,171,883	$2,530,743	$2,159,506
Less: net paid losses on Guaranteed Reserves	28,225	97,407	82,997
Net paid losses related to prior years, excluding Guaranteed Reserves	$2,143,658	$2,433,336	$2,076,509
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

Development of Loss and Loss Expense Reserves (Excluding Guaranteed Reserves subject to the Reserve Agreement)
(in thousands of U.S. dollars)

	2005	2006	2007	2008	2009(1)	2010	2011	2012	2013	2014	2015
Gross liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$6,737,661	$6,870,785	$7,231,436	$7,510,666	$9,248,529	$9,379,028	$10,234,291	$9,845,255	$9,913,932	$9,164,633	$8,543,533
Retroceded liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	185,280	138,585	132,479	125,215	270,938	300,648	325,841	283,955	261,835	208,137	182,124
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300	$9,652,097	$8,956,496	$8,361,409
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	6,602,832	6,715,107	6,343,714	7,076,796	8,354,221	8,505,130	9,409,795	8,853,321	8,542,349	7,753,963
Two years later	6,618,112	6,165,297	6,009,194	6,686,926	7,877,438	8,076,932	8,885,350	8,047,122	7,658,879
Three years later	6,168,445	5,897,044	5,674,509	6,351,663	7,595,556	7,751,543	8,340,019	7,391,232
Four years later	6,002,031	5,645,132	5,409,460	6,195,352	7,346,493	7,309,864	7,829,224
Five years later	5,802,799	5,436,353	5,282,511	6,074,551	6,981,981	6,933,146
Six years later	5,627,952	5,323,062	5,200,087	5,853,573	6,695,185
Seven years later	5,551,669	5,264,917	5,042,978	5,689,420
Eight years later	5,507,151	5,141,047	4,916,968
Nine years later	5,421,683	5,008,383
Ten years later	5,307,530
Cumulative net redundancy	$1,244,851	$1,723,817	$2,181,989	$1,696,031	$2,282,406	$2,145,234	$2,079,226	$2,170,068	$1,993,218	$1,202,533
Cumulative amount of net liability paid through:
One year later	$1,718,996	$1,473,964	$1,340,788	$1,716,798	$2,094,379	$1,923,267	$2,376,872	$2,076,509	$2,433,336	$2,143,658
Two years later	2,482,695	2,116,025	1,971,376	2,448,950	2,983,833	2,872,951	3,494,429	3,203,562	3,398,191
Three years later	2,948,837	2,581,022	2,470,068	2,991,497	3,599,683	3,548,021	4,317,484	3,885,043
Four years later	3,273,808	2,932,356	2,818,018	3,359,297	4,060,903	4,065,611	4,839,270
Five years later	3,534,003	3,183,573	3,070,717	3,636,744	4,415,890	4,396,899
Six years later	3,713,402	3,349,279	3,268,994	3,866,859	4,646,030
Seven years later	3,834,448	3,494,055	3,450,927	4,022,340
Eight years later	3,940,622	3,639,726	3,575,220
Nine years later	4,057,649	3,737,637
Ten years later	4,135,968

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

The reconciliation of the Company’s re-estimated gross year-end reserves with the re-estimated net year-end reserves at December 31, 2015 provided above was as follows (in thousands of U.S. dollars):

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reconciliation of gross reserves:
Gross liability re-estimated, excluding Guaranteed Reserves	$5,473,121	$5,106,322	$4,999,533	$5,793,075	$6,893,928	$7,159,601	$8,092,874	$7,647,753	$7,863,719	$7,934,162
Re-estimated retroceded liability, excluding Guaranteed Reserves	165,591	97,939	82,565	103,655	198,743	226,455	263,650	256,521	204,840	180,199
Net liability re-estimated, excluding Guaranteed Reserves	$5,307,530	$5,008,383	$4,916,968	$5,689,420	$6,695,185	$6,933,146	$7,829,224	$7,391,232	$7,658,879	$7,753,963
Cumulative gross redundancy	$1,264,540	$1,764,463	$2,231,903	$1,717,591	$2,354,601	$2,219,427	$2,141,417	$2,197,502	$2,050,213	$1,230,471
The Company’s reserve development is composed of the change in ultimate losses from what the Company originally estimated as well as the impact of the foreign exchange revaluation on reserves. The Company conducts its reinsurance operations in a variety of non-U.S. currencies and records its net reserves in the currency of the treaty, with the principal exposures being the euro, British pound, Canadian dollar and Swiss Franc. The impact of reporting the Company’s net reserves based on the foreign exchange rates at the balance sheet date can be a significant component of the cumulative redundancy or deficiency in net reserves and in some years can be the principal component. The amount of foreign exchange included in the cumulative net redundancy reported above as well as the net redundancy excluding the impact of foreign exchange movements on net reserves were as follows (in thousands of U.S. dollars):

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Cumulative net redundancy	$1,244,851	$1,723,817	$2,181,989	$1,696,031	$2,282,406	$2,145,234	$2,079,226	$2,170,068	$1,993,218	$1,202,533
Less: Cumulative net (deficiency) redundancy due to foreign exchange	(291,675)	(39,337)	452,094	99,775	376,660	302,676	319,263	526,115	710,721	371,828
Cumulative net redundancy excluding the impact of foreign exchange	$1,536,526	$1,763,154	$1,729,895	$1,596,256	$1,905,746	$1,842,558	$1,759,963	$1,643,953	$1,282,497	$830,705
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

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability for unpaid losses and loss expenses, excluding Guaranteed Reserves	$6,552,381	$6,732,200	$7,098,957	$7,385,451	$8,977,591	$9,078,380	$9,908,450	$9,561,300	$9,652,097	$8,956,496
Net liability re-estimated, excluding Guaranteed Reserves at:
One year later	6,300,633	6,318,157	6,681,021	6,899,642	8,499,708	8,547,923	9,280,385	8,839,801	8,991,684	8,125,791
Two years later	6,023,025	6,014,782	6,222,150	6,597,688	8,052,350	8,035,622	8,754,182	8,362,537	8,369,600
Three years later	5,774,643	5,640,480	5,961,748	6,300,375	7,705,719	7,696,432	8,479,369	7,917,347
Four years later	5,521,034	5,451,479	5,738,024	6,098,886	7,441,966	7,471,252	8,148,487
Five years later	5,376,045	5,278,886	5,575,292	5,951,968	7,248,585	7,235,822
Six years later	5,232,117	5,132,300	5,470,571	5,861,501	7,071,845
Seven years later	5,126,778	5,053,740	5,420,827	5,789,195
Eight years later	5,064,029	5,030,807	5,369,062
Nine years later	5,065,746	4,969,046
Ten years later	5,015,855
Cumulative net redundancy	$1,536,526	$1,763,154	$1,729,895	$1,596,256	$1,905,746	$1,842,558	$1,759,963	$1,643,953	$1,282,497	$830,705

Other P&C Exposures
The Company’s reserve for unpaid losses and loss expenses at December 31, 2015 includes reserves that are difficult to estimate using traditional reserving methodologies. See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits in Item 7 of Part II of this report for additional information and discussion of the uncertainties and complexities related to the New Zealand Earthquakes and the Company’s exposure to claims arising from asbestos and environmental exposures.
There can be no assurance that the reserves established by the Company will not be adversely affected by development of other latent exposures, and further, there can be no assurance that the reserves established by the Company will be adequate. However, they represent Management’s best estimate for ultimate losses based on available information at this time.
Life and Health Reserves
The reconciliation of the gross and net life and health reserves for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross liability at beginning of year	$2,050	$1,974	$1,813
Reinsurance recoverable at beginning of year	29	7	20
Net liability at beginning of year	2,021	1,967	1,793
Net incurred losses related to:
Current year	1,011	1,019	800
Prior years	(47)	(19)	(39)
	964	1,000	761
Net paid losses	(835)	(781)	(626)
Effects of foreign exchange rate changes	(141)	(165)	39
Net liability at end of year	2,009	2,021	1,967
Reinsurance recoverable at end of year	43	29	7
Gross liability at end of year	$2,052	$2,050	$1,974
Net life and health reserves modestly decreased from $2,021 million at December 31, 2014 to $2,009 million at December 31, 2015, primarily due to paid losses and the impact of foreign exchange, which were partially offset by net incurred losses. Net life and health reserves increased from $1,967 million at December 31, 2013 to $2,021 million at December 31, 2014, primarily due to net incurred losses, which were partially offset by paid losses and the impact of foreign exchange. The net incurred losses for the Company’s life and health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
For the year ended December 31, 2015, the Company experienced net favorable loss development on prior accident years of $47 million, which was primarily related to the PartnerRe Health business, the short-term mortality business and the GMDB business.
The Company’s gross, ceded and net life and health reserves by line of business at December 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

Line of business	2015	2014
Accident and health	$274	$228
Longevity	468	510
Mortality	1,310	1,312
Gross life and health reserves	2,052	2,050
Ceded life and health reserves	43	29
Net life and health reserves	$2,009	$2,021

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
Investments
The Company’s investment portfolio, excluding the funds held – directly managed account which is discussed below, includes fixed maturities, short-term investments and equities that are classified as trading securities and recorded at fair value, and other invested assets. The carrying values of the Company’s investments at December 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	2015		2014
Fixed maturities
U.S. government and government sponsored enterprises	$2,873	20%	$2,316	15%
U.S. states, territories and municipalities	778	5	531	3
Non-U.S. sovereign government, supranational and government related	1,333	9	1,976	13
Corporate	5,086	36	5,604	37
Asset-backed securities	1,038	7	1,131	8
Residential mortgage-backed securities	2,291	16	2,306	15
Other mortgage-backed securities	49	1	55	—
Total fixed maturities	$13,448	94%	$13,919	91%
Short-term investments	47	—	25	—
Equities	444	3	1,057	7
Other invested assets	399	3	299	2
Total investments	$14,338	100%	$15,300	100%

(1)
In addition to the total investments shown in the above table of $14.3 billion and $15.3 billion at December 31, 2015 and 2014, respectively, the Company held cash and cash equivalents of $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

The decrease in the fair value of the Company’s fixed maturities at December 31, 2015 compared to December 31, 2014, primarily reflects the strengthening of the U.S. dollar against most major currencies, cash outflows to fund the AXIS Termination Fee, increases in U.S. risk-free interest rates and the widening of credit spreads. These decreases were partially offset by net investment income and cash inflows due to asset re-allocations from equities to fixed income. At December 31, 2015, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2014 as the Company decreased its holdings of non-U.S. government bonds and corporate bonds and increased its holdings of U.S. government and U.S. states, territories and municipalities securities, primarily due to changes in risk adjusted returns.
The overall average credit rating of the portfolio at December 31, 2015 was A, and 93% of the fixed maturities and short-term investments were rated investment grade (BBB- or higher) by Standard & Poor’s. For further discussion of the composition of the investment portfolio, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of this report.
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
The Company’s investment portfolio underlying the funds held – directly managed account includes fixed maturities and short-term investments that are recorded at fair value, and other invested assets. The carrying values of the investments underlying the funds held – directly managed account at December 31, 2015 and 2014 were as follows (in millions of U.S. dollars):

	2015		2014
Fixed maturities
U.S. government and government sponsored enterprises	$170	42%	$154	32%
Non-U.S. sovereign government, supranational and government related	120	30	128	27
Corporate	99	25	177	38
Total fixed maturities	$389	97%	$459	97%
Short-term investments	1	—	—	—
Other invested assets	10	3	14	3
Total investments	$400	100%	$473	100%

(1)
In addition to the investments underlying the funds held – directly managed account shown in the above table of $400 million and $473 million at December 31, 2015 and 2014, respectively, the funds held – directly managed account also included cash and cash equivalents of $65 million and $42 million at December 31, 2015 and 2014, respectively, accrued investment income of $4 million and $6 million at December 31, 2015 and 2014, respectively, and other assets and liabilities held by Colisée Re related to the underlying business of $71 million and $88 million at December 31, 2015 and 2014, respectively.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account at December 31, 2015 compared to December 31, 2014 was primarily related to the run-off of the underlying liabilities associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
The overall average credit rating of the portfolio at December 31, 2015 was AA, and all of the fixed maturities were rated investment grade (BBB- or higher) by Standard & Poor’s.
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
The Company has a clearly defined governance structure for risk management. Executive Management and the Board are responsible for setting the overall vision and goals of the Company, which include the Company’s risk appetite and return expectations. The Company’s risk framework, including key risk policies, is recommended by Executive Management and approved by the Risk and Finance Committee of the Board (Risk and Finance Committee). Each of the Company’s risk policies relates to a specific risk and describes the Company’s approach to risk management, defines roles and responsibilities relating to the assumption, mitigation, and control processes for that risk, and an escalation process for exceptions. Key policies are established by the Chief Executive Officer (CEO)/President and operating policies and risk controls at the next level down are established by Business Unit and Support Unit management as appropriate. Key policies are approved by the relevant Committee of the Board. Risk management policies and processes are coordinated by Group Risk Management and compliance is verified by Internal Audit on a periodic basis. The results of audits are monitored by the Audit Committee of the Board.
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
Strategic Risks
Strategic risks are managed by the CEO/President and include the direction and governance of the Company, as well as its response to key external factors faced by the reinsurance industry, such as changes in cedants’ risk retention behavior, regulation, competitive structure and macroeconomic, legal and social trends. Management considers that strong governance procedures, including a robust system of processes and internal controls is appropriate to manage risks related to its reputation and risks related to new initiatives, including acquisitions, new products or markets. The Company seeks to preserve its reputation through high professional and ethical standards and manages the impact of identified risks through the adoption and implementation of a sound and comprehensive Assumed Risk Framework.
Assumed Risks
Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate economic losses during an annual period. The Company’s risk appetite is expressed as the maximum economic loss that the Board is willing to incur based on a once in 250 years modeled probability. The Company’s risk appetite is approved by the Board on an annual basis. Definitions for the maximum economic loss and available economic capital are as follows:

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
The Maximum Economic Loss. The maximum economic loss is a loss expressed as a percentage of economic capital for a once in 250 years modeled probability.
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
To mitigate the chance of operating losses and economic losses exceeding the risk appetite, the Company relies upon diversification of risk sources and risk limits to manage exposures. Diversification enables losses from one risk source to be offset by profits from other risk sources so that the chance of overall losses exceeding the Company’s risk appetite is reduced. However, if multiple losses from multiple risk sources occur within the same year, there is the potential that operating and economic losses can exceed the risk appetite. In addition, there is the chance that the Company’s internal assessment of capital at risk for a single source of risk or for multiple sources of risk proves insufficient resulting in actual losses exceeding the Company’s risk appetite. To reduce the chance of either of these unfavorable outcomes, the Company uses risk limits to minimize the chance that losses from a single risk source or from multiple risk sources will cause operating losses and economic losses to exceed the Company’s risk appetite, and embeds correlations within its internal model to capture the possibility of multiple losses from multiple risk sources.
The Company establishes key risk limits net of any reinsurance/retrocession for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Company may also establish risk limits for any risk source deemed to have the possibility of causing reputational damage. The Risk and Finance Committee approves the key risk limits. Executive and Business and Support Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Risk and Finance Committee. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.
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

Management established key risk limits that are approved by the Risk and Finance Committee for ten risk sources. The limits approved by the Risk and Finance Committee and the actual limits deployed at December 31, 2015 and 2014 were as follows (in billions of U.S. dollars, except interest rate risk data):

	December 31, 2015		December 31, 2014
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.3	$2.3	$1.5
Long Tail Reinsurance Risk	1.2	0.8	1.2	0.9
Market Risk	3.4	2.0	3.4	2.6
Equity and equity-like sublimit	2.8	1.4	2.8	2.0
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	3.0 years	6.0 years	2.7 years
Default and Credit Spread Risk	$9.5	$5.6	$9.5	$6.3
Trade Credit Underwriting Risk	0.9	0.6	0.9	0.7
Longevity Risk	2.0	1.5	2.0	1.4
Pandemic Risk	1.3	0.6	1.3	0.7
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	1.0	0.6	1.0	0.4
Any one country sub-limit	0.8	0.5	0.8	0.4

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
The Company imposes a limit to natural catastrophe risk from any single loss through exposure limits, net of retrocession, in each zone and to each peril and also utilizes probable maximum loss estimates to manage its exposures to specific peril zones. Limits from catastrophe exposed business include limits on both reinsurance treaties and insurance-linked securities. Specifically, the Company uses the lesser of any contractually defined limits or the probable maximum loss per contract as the measure of capacity per treaty including proportional exposures for the key peak exposures. This capacity measure is aggregated by contract within a peril zone to establish the total exposures. Actual exposure limits deployed and estimated probable maximum loss in a specific peril zone will vary from period to period depending on Management’s assessment of current market conditions, the results of the Company’s exposure modeling, and other analysis. See Natural Catastrophe Probable Maximum Loss below for a discussion of the Company’s estimated exposures for selected peak industry natural catastrophe perils at October 1, 2015.
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
At December 31, 2015, the majority of the Company’s exposure to mortgage risk related to risks in the U.S. All of the Company’s U.S. mortgage portfolio consists of prime mortgages, with most of the underlying risks related to policies written post-financial crisis and subject to enhanced post-financial crisis underwriting procedures that differentiate between risks. Mortgage insurance is managed through geographic diversification both within countries and across countries. This is accomplished through the allocation and tracking of capacity across exposure zones (defined as individual countries) and is accompanied by regular extreme event modeling, and a combination of quantitative and qualitative analysis
The Company utilizes total limits deployed, net of retrocession, to manage its exposures. The limits per individual contract are aggregated within an exposure zone to establish the total exposures. Actual exposures deployed and estimated probable maximum losses in a specific zone will vary from period to period depending on Management’s assessment of current market conditions, the results from exposure modeling, and other analysis.
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

Retrocessional reinsurance
The Company uses retrocessional reinsurance agreements to reduce its exposure on certain reinsurance risks assumed and to mitigate the effect of any single major event or the frequency of medium-sized events. These agreements provide for the recovery of a portion of losses and loss expenses from retrocessionaires. The majority of the Company’s retrocessional reinsurance agreements cover property and specialty lines (e.g., agriculture, aviation, marine and certain risks included in the credit/surety line) exposures, predominantly those that are catastrophe exposed. The Company also utilizes retrocessions in the Life and Health segment to manage the amount of per-event and per-life risks to which it is exposed. Retrocessionaires must be pre-approved based on their financial condition and business practices, with stability, solvency and credit ratings being important criteria. Strict limits per retrocessionaire are also put into place and monitored to mitigate counter party credit risk.
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

The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at October 1, 2015 were as follows (in millions of U.S. dollars):

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
Other Key Issues of Management
Capital Adequacy
A key challenge for Management is to maintain an appropriate level of capital. Management’s first priority is to hold sufficient capital to meet all of the Company’s obligations to cedants, meet regulatory requirements and support its position as one of the stronger reinsurers in the industry. Holding an excessive amount of capital, however, will reduce the Company’s compound annual growth in diluted tangible book value per share and Operating ROE. Consequently, Management closely monitors its capital needs and capital level throughout the reinsurance cycle and in times of volatility and turmoil in global capital markets, and actively takes steps to increase or decrease the Company’s capital in order to achieve an appropriate balance of financial strength and shareholder returns. Capital management is achieved by either deploying capital to fund attractive business opportunities, or in times of excess capital and times when business opportunities are not so attractive, returning capital to its common shareholders by way of share repurchases and dividends. During 2015, the Company repurchased approximately 0.5 million of its common shares under its authorized share repurchase program at a total cost of $59 million, representing an average cost of $112.89 per share. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities and the share repurchase program remains suspended under the terms of the Merger Agreement with EXOR. In addition, the Company increased the quarterly dividends on its common shares by 4% during 2015, from $0.67 per share to $0.70 per share. For further discussion of capital adequacy, see Shareholders' Equity and Capital Resources Management in Item 7 of Part II of this report.
Liquidity and Cash Flows
The Company aims to be a reliable and financially secure partner to its cedants. This means that the Company must maintain sufficient liquidity at all times so that it can support its cedants by settling claims quickly. The Company generates cash flows primarily from its underwriting and investment operations. Management believes that a profitable, well-run reinsurance organization will generate sufficient cash from premium receipts to pay claims, acquisition costs and other expenses in most years. To the extent that underwriting cash flows are not sufficient to cover operating cash outflows in any year, the Company may utilize cash flows generated from investments and may ultimately liquidate assets from its investment portfolio. Management ensures that its liquidity requirements are supported by maintaining a high quality, well balanced and liquid investment portfolio, and by matching the duration and currency of its investments and investments underlying the funds held—directly managed account with that of its net reinsurance liabilities. In 2016, the Company expects to continue to generate positive operating cash flows, absent a series of unusual catastrophic events. For further discussion of liquidity and cash flows, see Shareholders' Equity and Capital Resources Management — Liquidity in Item 7 of Part II of this report.

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
Employees
The Company had 1,035 employees at December 31, 2015. The Company believes that its relations with its employees are good.
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

Reporting Requirements. PartnerRe Bermuda must prepare audited annual statutory financial statements and file them with the BMA, together with audited annual financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP); and
Dividends and Distributions. PartnerRe Bermuda is prohibited from declaring or paying any dividend of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividend it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, PartnerRe Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.
In addition to the above regulatory requirements impacting PartnerRe Bermuda, Bermuda has recently taken steps to achieve equivalence status under the European Union’s (EU) Solvency II initiative (Solvency II). On November 26, 2015, the EU Commission published the Delegated Decision on Bermuda which was presented to the EU Parliament and EU Council for final review. The Delegated Decision proposed full equivalence for Bermuda for an unlimited period for all three relevant equivalence areas: Articles 172, 227 and 260, with the exception of rules on captives and special purpose insurers, which are subject to a different regulatory regime in Bermuda. This determination would result in Bermuda-based reinsurers being exempt from the requirement to post collateral in the EU and allow reinsurance contracts concluded with undertakings having their head office in Bermuda to be treated in the same manner as reinsurance contracts concluded with undertakings authorized in accordance with the directive (Article 172); EU insurance groups can conduct their EU prudential reporting for a subsidiary in Bermuda under local rules instead of Solvency II if deduction and aggregation is allowed as the method of consolidation of group accounts (Article 227); and Bermuda insurance groups which are active in the EU are exempt from some aspects of group supervision in the EU as Member States will rely on the equivalent supervision exercised by the Bermuda Monetary Authority (Article 260). Upon completion of the EU Parliament and EU Council review procedure, provided no formal objection is lodged, Bermuda will be deemed Solvency II equivalent with such equivalence to take effect from January 1, 2016.
One of the key concepts of Solvency II is the principal of one “home” regulator over all the operating entities in a particular insurance or reinsurance group (referred to as Group Supervision). The Insurance Act sets out provisions regarding Group Supervision, including the power of the BMA to include or exclude specified entities from Group Supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding Group Supervision. This Group Supervision regime is in addition to the regulation of the Company’s various operating subsidiaries in their local jurisdictions. The BMA’s Group Supervision rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management, and supervisory reporting and disclosures of an insurance group. The group solvency rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group. The BMA has chosen PartnerRe Bermuda as the designated insurer for the purposes of Group Supervision, and the BMA currently acts as group supervisor of the PartnerRe group. As group supervisor, the BMA gathers relevant and essential information on and assess the financial situation of the PartnerRe group, and coordinates the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the PartnerRe group or any of its members. PartnerRe is not an insurer and, as such, is not regulated in Bermuda. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its Group Supervision, including PartnerRe.
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
In addition to the above, PartnerRe Bermuda maintains an operating branch in Canada and a representative office in Mexico. The Canadian branch is subject to regulation in Canada by the Office of the Superintendent of Financial Institutions. For a further discussion of the regulations pertaining to the Canadian branch see below.

Ireland
The Central Bank of Ireland (the Central Bank) regulates insurance and reinsurance companies authorized in Ireland, including PartnerRe Europe and PartnerRe Ireland Insurance Limited (PartnerRe Ireland). PartnerRe Holdings Europe Limited, a holding company for PartnerRe Europe and PartnerRe Ireland, is not subject to regulation by the Central Bank. PartnerRe Europe is a reinsurance company incorporated under the laws of Ireland and is duly authorized as a reinsurance undertaking to carry on non-life and life reinsurance business in accordance with the European Union (Insurance and Reinsurance) Regulations 2015. PartnerRe Ireland is an insurance company incorporated under the laws of Ireland and is duly authorized as an insurance undertaking to carry on non-life insurance business in accordance with the European Union (Insurance and Reinsurance) Regulations 2015.
Significant aspects of the Irish re/insurance regulatory framework and requirements imposed on PartnerRe Europe and PartnerRe Ireland include the following:
Solvency Requirements. The Solvency II European Directive related to the solvency standards applicable to insurers and reinsurers prescribes, at the level of PartnerRe Europe and PartnerRe Ireland, the minimum amounts of financial resources that both companies are required to have in order to cover the risks to which they are exposed and the principles that should guide their overall risk management and reporting.
This Directive became effective January1, 2016. In addition to the Solvency II requirements, some of the previous rules, known as Solvency I, and some specific requirements set by the Central Bank are retained for 2016;
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
In addition to the above, PartnerRe Europe has also established operating branches in the United Kingdom, France, Switzerland, Singapore, Labuan and Hong Kong and a representative office in Brazil, which are subject to Irish reinsurance supervision regulations. In addition, the Singapore branch is subject to regulation by the Monetary Authority of Singapore, the Labuan branch is subject to regulation by the Labuan Financial Services Authority and the Hong Kong branch to regulation by the Office of the Commissioner of Insurance of Hong Kong. PartnerRe Ireland, pursuant to the Nonadmitted and Reinsurance Reform Act of 2010 (part of the Dodd-Frank Act), is a nonadmitted alien insurer in the U.S. and is eligible to write business as an excess and surplus lines insurer in all U.S. states. PartnerRe Ireland has also established an operating branch in the United Kingdom which is subject to Irish reinsurance supervision regulations. PartnerRe Ireland has a non-regulated branch in the Netherlands.
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
Dividends and Distributions. Under New York law, the New York State Department of Financial Services (NYDFS) must approve any dividend declared or paid by PartnerRe U.S. or PRNY that, together with all dividends declared or distributed by each of them during the preceding twelve months, exceeds the lesser of 10% of their respective statutory surplus as shown on the latest statutory financial statements on file with the NYDFS, or 100% of their respective adjusted net investment income during that period. In addition, we anticipate that, for a period of two years from the date of consummation of the proposed Merger, PartnerRe U.S. and PRNY shall be required to seek approval of the NYDFS prior to paying any dividends (see Risk Factors in Item 1A of Part I of this report). Under Delaware law the Delaware Commissioner of Insurance must approve any dividend declared or paid by PRAIC that, together with all dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of PRAIC’s surplus as regards policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. Both Delaware and New York do not permit a dividend to be declared or distributed, except out of earned surplus.
In addition to the above, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) currently impacts the PartnerRe U.S. Insurance Companies. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the U.S. and establishes a Federal Insurance Office (FIO) within the U.S. Treasury Department. Although the FIO does not have general supervisory or regulatory authority over the business of insurance or reinsurance, it is charged with monitoring all aspects of the insurance industry, consulting with state insurance regulators, assisting in administration of the Terrorism Risk Insurance Act of 2002 (TRIA) and other duties. The FIO is also responsible for issuing certain reports to Congress, the President and/or others, such as the FIO’s December 2013 report which recommended limited federal regulatory involvement in areas such as the development of a uniform agreement on reinsurance collateral requirements, its September 2015 annual report on the insurance industry and its December 2014 report on the role of the global reinsurance market in supporting insurance in the U.S. Furthermore, the director of the FIO is a non-voting member of the multi-agency Financial Stability Oversight Council (FSOC), and the FSOC may, among other things, subject an insurance company or an insurance holding company to heightened prudential standards in accordance with Title I of the Dodd Frank Act following an extended determination process (which can require that such insurance company be subject also to supervision by the Board of Governors of the Federal Reserve System). The Dodd-Frank Act also made small changes to the regulation of credit for reinsurance and surplus lines insurance in the U.S. See Risk Factors in Item 1A of Part I of this report.

Canada
Canadian branches of PartnerRe Bermuda and PartnerRe U.S. hold licenses to write reinsurance business in Canada. Each Canadian branch is authorized to insure, in Canada, risks falling within the classes of insurance as specified in their respective licenses and is limited to the business of reinsurance. The Canadian branch of PartnerRe Bermuda is licensed to write life business in Ontario. The Canadian branch of PartnerRe U.S. is licensed to write property and casualty business in Ontario. Each Canadian branch is subject to local regulation for its Canadian branch business, specified principally pursuant to Part XIII of the Insurance Companies Act (the Canadian Insurance Act) applicable to foreign property and casualty companies and to foreign life companies as well as relevant provincial insurance acts. The Office of the Superintendent of Financial Institutions, Canada (OSFI) supervises the application of the Canadian Insurance Act.
PartnerRe Bermuda and PartnerRe U.S. maintain sufficient assets, vested in trust at a Canadian financial institution approved by OSFI, to allow their branches to meet minimum statutory solvency requirements as required by the Act and the regulations made under it. Certain statutory information is filed with federal and provincial insurance regulators in respect of both property and casualty and life business written by branches. This information includes, among other things, a yearly business plan and an annual Dynamic Capital Adequacy Test (DCAT) report from the Appointed Actuary of the branch that tests the adequacy of the assets that are vested under various adverse scenarios.
Singapore
The Monetary Authority of Singapore (MAS) regulates insurance and reinsurance companies authorized in Singapore, including PartnerRe Asia and, to a more limited extent, PartnerRe Europe’s Singapore branch.
PartnerRe Asia is the principal reinsurance carrier for PartnerRe’s business underwritten in the Asia Pacific region, conducting general insurance business as a reinsurer and life insurance business as a reinsurer. PartnerRe Asia has an established operating branch in Labuan which is subject to regulation by the Labuan Financial Services Authority.
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
Other Regulatory Considerations
Moreover, there are various regulatory bodies and initiatives that impact PartnerRe in multiple international jurisdictions and the potential for significant impact on PartnerRe could be heightened as a result of recent industry and economic developments. In particular, Solvency II, adopted in the European Union effective January 1, 2016, aims to establish a revised set of risk-based capital requirements and risk management standards that will replace the current Solvency I requirements. Solvency II sets out new, strengthened requirements applicable to the entire European Union relating to capital adequacy and risk management for insurers. Other similar measures, such as the International Association of Insurance Supervisors’ (IAIS) announced plans to include a risk-based global insurance capital standard within the common supervision framework it is currently developing, also have the potential for significant impact on PartnerRe. Furthermore, the IAIS has developed policy measures for institutions it designates as globally systemically important insurers (G-SIIs), including enhanced supervision standards, measures to facilitate resolution, and capital requirements to increase loss absorption capacity.

Taxation of the Company and its Subsidiaries
The following summary of the taxation of PartnerRe Ltd., PartnerRe Bermuda, PartnerRe Europe, PartnerRe Asia and the PartnerRe U.S. Corporation and its subsidiaries (collectively PartnerRe U.S. Companies) is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries, branch offices and representative offices of the Company are subject to taxation related to operations in Brazil, Canada, Chile, China, France, Hong Kong, Ireland, Labuan, Mexico, Singapore, Switzerland and the U.S. The discussion below covers the significant locations for which the Company or its subsidiaries are subject to taxation.
Bermuda
PartnerRe Ltd. and PartnerRe Bermuda have each received from the Bermuda Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, that in the event that any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to PartnerRe Ltd. or PartnerRe Bermuda or to any of their operations or the shares, debentures or other obligations of PartnerRe Ltd. or PartnerRe Bermuda until March 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (PartnerRe Ltd. and PartnerRe Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to PartnerRe Bermuda.
Canada
The Canadian life branch of PartnerRe Bermuda and the Canadian non-life branch of PartnerRe U.S. are subject to Canadian taxation on their profits.
The profits of the Canadian life branch of PartnerRe Bermuda are taxed at the federal level as well as the Ontario provincial level at a total rate that was 26.50% in 2015. The Canadian non-life branch of PartnerRe U.S. is subject to taxation on its profits at the federal level as well as the Ontario and Quebec provincial level at a total rate that was an average of 26.58% in 2015. See also the discussion of taxation in the United States and Ireland below.
France
The French branch of PartnerRe Europe is conducting business in and is subject to taxation in France. The 2014 Finance Bill increased the statutory rate of tax on corporate profits in France to 38.0%, effective for 2013 and 2014. The 2015 Finance Bill subsequently extended this measure to 2015. Since January 1, 2016, the tax on corporate profits in France has been 34.43%. See also the discussion of taxation in Ireland below.
Ireland
The Company’s Irish subsidiaries, PartnerRe Holdings Europe Ltd., PartnerRe Europe and PartnerRe Ireland Insurance Ltd, conduct business in and are subject to taxation in Ireland. Profits of an Irish trade or business are subject to Irish corporation tax at the rate of 12.5%, whereas profits arising from other than a trade or business are taxable at the rate of 25%. The Swiss, U.S., French and Singapore branches of PartnerRe Europe are subject to taxation in Ireland at the Irish corporation tax rate of 12.5%. However, under Irish domestic tax law, the amount of tax paid in Switzerland, U.S., France and Singapore can be credited or deducted against the Irish corporation tax. As a result, the Company does not expect to incur significant taxation in Ireland with respect to the Swiss, U.S., French and Singapore branches.
Singapore
The Company’s Singapore subsidiary, PartnerRe Asia, and the Singapore branch of PartnerRe Europe are subject to corporate taxation in Singapore at the rate of 17% on profits arising from onshore business and 10% on profits arising from offshore business. However, tax exemption may apply to qualifying profits derived from certain lines of business.
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
United States
PartnerRe U.S. Companies transact business in Canada and in the U.S. and are subject to taxation in the U.S.

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
On this basis, the Company does not expect that it and its subsidiaries, other than the PartnerRe U.S. Companies and PartnerRe Europe for its U.S. branches (PartnerRe Miami and PartnerRe Connecticut), will be required to pay U.S. corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the U.S., there can be no assurance that the IRS will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.
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
We manage large loss events through evaluation processes, which are designed to enable proper pricing of these risks over time, but which do little to moderate short-term earnings volatility. The only effective tools to dampen earnings volatility are through diversification by building a portfolio of uncorrelated risks and through the purchase of retrocessional coverage to optimize a portfolio. We do not use significant capital market hedges or trading strategies in the pursuit of stability in earnings.
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

Most of these risks can accumulate to the point that they exceed a year’s worth of earnings and potentially adversely affect the capital base of the Company (for further information about these risks see Risk Management in Item 1 of Part I of this report).
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
Risk Factors
Risks Related to Our Merger with EXOR

Failure to complete our Merger with EXOR could negatively impact the price of our common shares, as well as our future business and financial results, and could have a material and adverse effect on us.
On August 2, 2015, PartnerRe Ltd. entered into the Merger Agreement. The Merger Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the Merger, and there are no assurances that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, then we and EXOR may be unable to complete the Merger.
If the merger is not completed, our ongoing business may be adversely affected as follows:

•	the attention of management will have been diverted to the merger instead of being directed solely to our operations and the pursuit of other opportunities that could have been beneficial to us;

•
the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•
under certain limited circumstances, we may be required to pay EXOR a fee of $250 million in the event the Merger Agreement is terminated, and costs and expenses incurred in connection with the transaction in an amount not to exceed $35 million;

•
uncertainties associated with the merger may cause a loss of management personnel and other key employees or result in the departure of our customers, which could adversely affect our business or leave us less able to operate as effectively as before the transaction was announced;

•	we would have incurred substantial fees and costs such as legal, financial advisor and accounting fees;

•	we will have been subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect our business; and

•	the loss of time and resources.
The shareholders of the Company voted at a Special General Meeting of the Company on November 19, 2015 in favor of the Merger and approved and adopted the Merger Agreement and the transactions contemplated thereby. The Merger is pending certain regulatory approvals and other customary closing conditions. The parties expect to complete the Merger in the first quarter of 2016, although there can be no assurances that the parties will be able to do so.
Risks Related to Our Company
The volatility of the catastrophe business that we underwrite will result in volatility of our earnings.
Catastrophe reinsurance comprised approximately 5% of our net premiums written for the year ended December 31, 2015 and a larger percentage of our capital at risk. Catastrophe losses result from events such as windstorms, hurricanes, tsunamis, earthquakes, floods, hailstorms, tornadoes, severe winter weather, fires, drought, explosions and other natural and man-made disasters, the incidence and severity of which are inherently unpredictable. Because catastrophe reinsurance accumulates large aggregate exposures to man-made and natural disasters, our loss experience in this line of business could be characterized as low frequency and high severity. This is likely to result in substantial volatility in our financial results for any fiscal quarter or year, and may create downward pressure on the market price of our common shares and limit our ability to make dividend payments and payments on our debt securities.

Notwithstanding our endeavors to manage our exposure to catastrophic and other large losses, the effect of a single catastrophic event or series of events affecting one or more geographic zones, or changes in the relative frequency or severity of catastrophic or other large loss events, could reduce our earnings and limit the funds available to make payments on future claims. The effect of an increase in frequency of mid-sized losses in any one reporting period affecting one or more geographic zones, such as an unusual level of hurricane activity, could also reduce our earnings. Should we incur more than one very large catastrophe loss, our ability to write future business may be adversely impacted if we are unable to replenish our capital.
By way of illustration, during the past five calendar years, the Company incurred the following pre-tax large catastrophic losses and large losses, net of any related reinstatement premiums, reinsurance and profit commissions (in millions of U.S. dollars):

Calendar year	Pre-tax large catastrophic losses and large losses
2015	$59
2014	—
2013	142
2012	318
2011	1,790
Examples of pre-tax large catastrophic losses and large losses reflected in the illustration above include losses in 2015, 2013, 2012 and 2011 which were incurred, to varying extents, as the result of individual or multiple medium and large catastrophic and large loss events. In 2015, the Company incurred losses related to a series of explosions in the Port of Tianjin, China in August 2015 (the Tianjin Explosion). In 2013, these events included the extensive flooding in Alberta, Canada in June 2013 (Alberta Floods), the hailstorm that affected large parts of Germany in July 2013 (German Hailstorm) and the floods that impacted large areas of Central Europe in June 2013 (European Floods). In 2012, these events included Superstorm Sandy and the U.S. drought which impacted the agriculture line of business in the North America sub-segment. In 2011, these events included the Japan earthquake and resulting tsunami (Japan Earthquake), the New Zealand earthquakes that occurred in February and June 2011 (the 2011 New Zealand Earthquakes), the floods that impacted Thailand following unusually heavy monsoon rains in October 2011, tornadoes that caused severe destruction to large areas of southern, mid-western and northeastern United States in April and May 2011 and the floods in Queensland, Australia (collectively, 2011 catastrophic events).
A significant amount of judgment was used to estimate the range of potential losses related to the New Zealand earthquake that occurred in September 2010 (2010 New Zealand Earthquake) and 2011 New Zealand Earthquakes (collectively, the New Zealand Earthquakes), and there remains a considerable degree of uncertainty related to the range of possible ultimate losses. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2015. The remaining significant risks and uncertainties related to the New Zealand Earthquakes include the ongoing cedant revisions of loss estimates for each of these events, the degree to which inflation impacts construction materials required to rebuild affected properties, the characteristics of the Company’s program participation for certain affected cedants and potentially affected cedants, and the expected length of the claims settlement period. In addition, there is further complexity related to the New Zealand Earthquakes given multiple earthquakes occurred in the same region in a relatively short period of time, resulting in cedants continuing to revise their allocation of losses between the various events and between different treaties, under which the Company may provide different amounts of coverage.
While the Company remains cautious regarding the estimated ultimate losses from the Japan Earthquake in 2011, as time has passed the estimates received from the Company’s cedants have stabilized, paid losses have increased and the remaining complexities have been reduced. However, there can be no assurance that ultimate losses will not exceed our estimates.
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
Under reinsurance programs covering variable annuity guarantees we assumed the risk of GMDB. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB liabilities. Reported liabilities for GMDB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. For further information see Life Policy Benefits in Item 7 of Part II of this report.
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
We produce our business both through brokers and through direct relationships with insurance company clients. For the year ended December 31, 2015, approximately 71% of our gross premiums written were produced through brokers. In 2015, we had two brokers that accounted for 41% of our gross premiums written. Because broker-produced business is concentrated with a small number of brokers, we are exposed to concentration risk. A significant reduction in the business produced by these brokers could potentially reduce our premium volume and net income.
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
Our current financial strength ratings are:

Standard & Poor’s	A+	Negative
Moody’s	A1	Stable
A.M. Best	A	Under Review with Negative Implications
Fitch	AA-	Ratings Watch Negative
Following the announcement of the Company's proposed Amalgamation with AXIS in January 2015 and subsequently, the Merger Agreement with EXOR, Standard & Poor's, A.M. Best and Fitch announced certain changes to their ratings, while Moody's affirmed the Company's rating with a stable outlook.

Specifically, following the announcement of the Company's Merger Agreement with EXOR in August 2015, Standard & Poor’s affirmed the Company's ratings, but revised its outlook from stable to negative citing concerns over the uncertainty about how the Company will operate under the new proposed ownership. A.M. Best downgraded the Company's financial strength rating from A+ (Superior) to A (Excellent) and placed it under review with negative implications citing concerns regarding the Company's concentration in reinsurance and the lack of a diversified product platform along with concerns and uncertainties associated with the proposed new ownership. Fitch maintained the Company’s ratings on watch negative citing concerns over the execution risk as well as uncertainties associated with the proposed new ownership. The Company is in dialogue with Standard & Poor's, A.M. Best and Fitch to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing of the Merger, when it occurs. We can offer no assurances that our ratings will remain at their current levels or that we will be able to remove the negative outlooks prior to or after the closing of the merger with EXOR.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including regulatory requirements, our ability to write new business successfully, the frequency and severity of catastrophic events, and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Financial markets in the U.S., Europe and elsewhere have experienced extreme volatility and disruption in recent times, resulting in part from financial stresses affecting the liquidity of the banking system. Continued disruption in the financial markets may limit our ability to access capital required to operate our business and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. In addition, if we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.
The exposure of our investments to interest rate, credit and equity risks may limit our net income and may affect the adequacy of our capital.
We invest the net premiums we receive unless and until such time as we pay out losses and/or until they are made available for distribution to shareholders and /or otherwise used for general corporate purposes. Investment results comprise a substantial portion of our income. For the year ended December 31, 2015, we had net investment income of $450 million, which represented approximately 8% of total revenues. In addition, we recorded realized and unrealized losses on investments during 2015, and we record all realized and unrealized gains or losses through net income. While the Board has implemented what it believes to be prudent risk management and investment asset allocation practices, we are exposed to significant financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, market volatility, the performance of the economy in general and other factors outside our control.
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
Our fixed maturity portfolio is primarily invested in high quality, investment grade securities. However, we invest a portion of the portfolio in securities that are below investment grade. We also invest a portion of our portfolio in other investments such as fixed income type mutual funds, notes receivable, loans receivable, private placement bond investments, derivative exposure assumed and other specialty asset classes. These securities generally pay a higher rate of interest and have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions.
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
The loss of key management personnel could adversely affect us.
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
The reinsurance industry is highly competitive and we compete with a number of worldwide reinsurance companies, including, but not limited to, Munich Re, Swiss Re, Everest Re Group Ltd., Hannover Re, SCOR SA and reinsurance and insurance operations of certain primary insurance companies, such as Chubb Limited (formerly ACE Limited), Arch Capital Group Ltd, AXIS and XL Catlin. The lack of strong barriers to entry into the reinsurance business means that we also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes.
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
As a result of the current financial crisis, some of these authorities regularly consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory authority in new and more robust ways, and new regulators could become authorized to oversee parts of our business. For example, the NAIC’s Solvency Modernization Initiative include meaningful changes in consolidated supervision and corporate governance requirements as they apply to insurance and reinsurance corporate groups, which could lead to increases in regulatory capital requirements, reduced operational flexibility and increased compliance costs. We cannot predict what regulations will finally be adopted.

In addition, in 2010 the International Association of Insurance Supervisors (IAIS) introduced a concept paper promoting a common framework for the supervision of internationally active insurance groups (IAIGs). Through the common framework, still in its development phase, the IAIS aims to: (i) develop methods of operating group-wide supervision of IAIGs, (ii) establish a comprehensive framework for supervisors to address group-wide activities and risks and also set grounds for better supervisory cooperation, and (iii) foster global convergence of regulatory and supervisory measures and approaches. In addition, in October 2013 the IAIS announced its plan to include a risk-based global insurance capital standard within its common framework by 2016. Furthermore, the IAIS has developed policy measures for institutions it designates as globally systemically important insurers (G-SIIs), including enhanced supervision standards, measures to facilitate resolution, and capital requirements to increase loss absorption capacity. The IAIS initially announced that it will decide in 2014 on potential designation of major reinsurers as G-SIIs but this decision has been deferred, pending further analysis and consultation.
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
Such a U.S. federal initiative was put forward in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11th tragedy, and consequently the TRIA was enacted to ensure the availability of commercial insurance coverage for certain types of terrorist acts in the U.S. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) was enacted, which further renewed TRIA for another 7 years ending December 31, 2014. In January 2015, TRIPRA was amended to further extend TRIA through December 31, 2020. This law established a federal program to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. We cannot provide assurance that TRIPRA will be extended beyond 2020, and its expiration or a significant change in terms could have an adverse effect on us, our clients or the insurance industry.
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
The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, further regulation of executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by the President of the U.S. on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the U.S. and establishes the FIO. Although the FIO does not have general supervisory or regulatory authority over the business of insurance or reinsurance, it is charged with monitoring all aspects of the insurance industry, consulting with state insurance regulators, assisting in administration of the TRIA, and other duties. The FIO is also responsible for issuing certain reports to Congress such as a December 2013 report which recommended limited federal regulatory involvement in areas such as the development of a uniform agreement on reinsurance collateral requirements, as well as an upcoming report on the role of the global reinsurance market in supporting insurance in the U.S. Furthermore, the director of the FIO may recommend that the multi-agency Financial Stability Oversight Council (FSOC) subject an insurance company or an insurance holding company to heightened prudential standards following an extended designation process, and FSOC itself may make such designations. Proposed U.S. regulatory changes outside the scope of the Dodd-Frank Act include legislation to repeal the insurance company exemption from certain U.S. federal antitrust laws, which has been introduced in the past. It is not possible to predict whether this or similar legislation may be enacted in the future.
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
Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, was adopted by the European Parliament and the European Council in April of 2009 and may adversely affect our reinsurance businesses. The implementation of Solvency II by the European Commission replaces current solvency requirements and became effective on January 1, 2016. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. On November 26, 2015, the EU Commission published the Delegated Decision on Bermuda which was presented to the EU Parliament and EU Council for final review. The Delegated Decision proposed full equivalence for Bermuda for an unlimited period for all three relevant equivalence areas: Articles 172, 227 and 260, with the exception of rules on captives and special purpose insurers, which are subject to a different regulatory regime in Bermuda. This determination would result in Bermuda based reinsurers being exempt from the requirement to post collateral in the EU and allow reinsurance contracts concluded with undertakings having their head office in Bermuda to be treated in the same manner as reinsurance contracts concluded with undertakings authorized in accordance with the directive (Article 172); EU insurance groups can conduct their EU prudential reporting for a subsidiary in Bermuda under local rules instead of Solvency II if deduction and aggregation is allowed as the method of consolidation of group accounts (Article 227); and Bermuda insurance groups which are active in the EU are exempt from some aspects of group supervision in the EU as Member States will rely on the equivalent supervision exercised by the Bermuda Monetary Authority (Article 260). Upon completion of the EU Parliament and EU Council review procedure, provided no formal objection is lodged, Bermuda will be deemed Solvency II equivalent with such equivalence to take effect from January 1, 2016. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on the cost of PartnerRe Bermuda’s European business due to the potential of having to post collateral. Although it would not affect PartnerRe Europe’s ability to operate in Europe, such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps associated with the adoption of Solvency II and the equivalence system, as well as other standards such as the IAIS’s planned risk-based global insurance capital standard. The principles, standards and requirements of Solvency II may also, directly or indirectly through its impact on other market participants, including ceding insurers, impact the future supervision of additional operating subsidiaries of ours.
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
In addition to and irrespective of jurisdictional issues, Bermuda courts will not enforce a U.S. Federal securities law that is either penal or contrary to public policy. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity will not be entered by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. Federal securities laws, would not be available under Bermuda law or enforceable in Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim can be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. Federal securities laws because these laws have no extra jurisdictional effect under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S., the European community and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
Our international business is subject to applicable laws and regulations relating to data privacy, the changes or the violation of which could affect our operations.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
In particular, the ruling by the Court of Justice of the European Union on October 6, 2015, to invalidate the EU-US Safe Harbor Framework has created uncertainty for companies that relied on this legal framework for commercial data transfers between the EU and the U.S. On February 2, 2016, the European Commission announced that it had reached a high level agreement with the U.S. to replace the Safe Harbor Framework with a scheme called the “EU - U.S. Privacy Shield” to be administered by the U.S. Department of Commerce. While discussions regarding the EU - U.S. Privacy Shield remain ongoing, alternative tools currently exist (e.g. standard contractual clauses, corporate binding rules) however there is a risk that such alternative tools be declared invalid and/or the EU - U.S. Privacy Shield not formalized and implemented thus jeopardizing data transfer between the EU and the U.S. and impacting our operations.
As a group operating worldwide, we strive to comply with all applicable data protection laws and regulations. It is however possible that we fail to comply with applicable laws and regulations. The failure or perceived failure to comply may result in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose clients which could potentially have an adverse effect on our business.
Risks Related to Our Common Shares and Preferred Shares
We are a holding company, and if our subsidiaries do not make dividend and other payments to us, we may not be able to pay dividends or make payments on our common and preferred shares and other obligations.
We are a holding company with no operations or significant assets other than the capital stock of our subsidiaries and other intercompany balances. We have cash outflows in the form of other expenses, dividends to both common and preferred shareholders and, from time to time, cash outflows for the repurchase of common shares under our share repurchase program. We rely primarily on cash dividends and payments from our subsidiaries to meet our cash outflows. We expect future dividends and other permitted payments from our subsidiaries to be the principal source of funds to pay expenses and dividends. The ability of our subsidiaries to pay dividends or to advance or repay funds to us is subject to general economic, financial, competitive, regulatory and other factors beyond our control. In particular, the payment of dividends by our reinsurance subsidiaries is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which our U.S. subsidiaries are licensed to transact business and include minimum solvency and liquidity thresholds. As of December 31, 2015, there were no significant restrictions on the payment of dividends by the Company’s subsidiaries that would limit the Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses. However, we anticipate that, for a period of two years from the date of consummation of the proposed Merger, PartnerRe U.S. and PRNY shall be required to seek approval of the NYDFS prior to paying any dividends.
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
The OECD’s initiative to limit harmful tax competition may result in higher taxation and increased complexity, burden and cost of compliance.
The Organization for Economic Cooperation and Development (OECD) has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition, known as the Base Erosion and Profit Shifting (BEPS) project. In January 2016, the EC put forth a proposed directive to harmonize potential BEPS changes in the EU. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. We expect that countries may change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws. Changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance.
The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
Bermuda was not listed in the most recent OECD's report as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices, to embrace international tax standards for transparency, to exchange information and to eliminate an environment that attracts business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
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
At December 31, 2015, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.

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
As of February 12, 2016, the approximate number of common shareholders was 21,906.
The Company did not make any repurchases of its equity securities during the quarter ended December 31, 2015. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities and the share repurchase program remains suspended under the terms of the Merger Agreement with EXOR. At December 31, 2015, approximately 2.9 million common shares remain available for repurchase under the Company's approved share repurchase authorization.
The high and low sales prices per share of the Company’s common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape and dividends declared by the Company were as follows:

	2015			2014
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
Three months ended March 31	$121.35	$110.95	$0.70	$103.50	$96.77	$0.67
Three months ended June 30	134.56	113.99	0.70	109.21	100.41	0.67
Three months ended September 30	139.20	129.93	0.70	113.07	104.36	0.67
Three months ended December 31	140.00	138.25	0.70	118.10	108.40	0.67
Other information with respect to the Company’s common shares, dividends and other related shareholder matters is contained in Notes 11, 12, 14 and 16 to Consolidated Financial Statements in Item 8 of Part II of this report and in Item 12 of Part III of this report.
Comparison of 5-Year Cumulative Total Return
The graph below compares the cumulative shareholder return, including reinvestment of dividends, on the Company’s common shares to such return for Standard & Poor’s (S&P) 500 Composite Stock Price Index and S&P’s 1500 Composite Property & Casualty Insurance Index for the period commencing on December 31, 2010 and ending on December 31, 2015, assuming $100 was invested on December 31, 2010. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each year during the period from December 31, 2010 through December 31, 2015. As depicted in the graph below, during this period the cumulative total shareholder return on the Company’s common shares was 100%, the cumulative total return for the S&P 500 Composite Stock Price Index was 81% and the cumulative total return for the S&P 1500 Composite Property & Casualty Insurance Index was 118%.

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
The Statement of Operations Data reflects the consolidated results of the Company and its subsidiaries for 2015, 2014, 2013, 2012 and 2011, including PartnerRe Health’s results from January 1, 2013. The Balance Sheet Data reflects the consolidated financial position of the Company and its subsidiaries at December 31, 2015, 2014, 2013, 2012 and 2011, including PartnerRe Health from December 31, 2012 (in millions of U.S. dollars or shares, except per share data):

	For the years ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
Gross premiums written	$5,548	$5,932	$5,570	$4,718	$4,633
Net premiums written	5,230	5,720	5,397	4,573	4,486
Net premiums earned	$5,269	$5,609	$5,198	$4,486	$4,648
Net investment income	450	480	484	571	629
Net realized and unrealized investment (losses) gains	(297)	372	(161)	494	67
Other income	9	16	17	12	8
Total revenues	5,431	6,477	5,538	5,563	5,352
Losses and loss expenses and life policy benefits	3,157	3,463	3,158	2,805	4,373
Total expenses	5,250	5,185	4,830	4,234	5,797
Income (loss) before taxes and interest in earnings (losses) of equity method investments	181	1,292	708	1,329	(445)
Income tax expense	80	239	49	204	69
Interest in earnings (losses) of equity method investments	6	15	14	10	(6)
Net income (loss)	$107	$1,068	$673	$1,135	$(520)
Net income (loss) attributable to noncontrolling interests	3	13	9	—	—
Net income (loss) attributable to PartnerRe Ltd.	$104	$1,055	$664	$1,135	$(520)
Preferred dividends	57	57	58	62	47
Loss on redemption of preferred shares	—	—	9	—	—
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$47	$998	$597	$1,073	$(567)
Basic net income (loss) per common share	$1.00	$19.96	$10.78	$17.05	$(8.40)
Diluted net income (loss) per common share	$0.97	$19.51	$10.58	$16.87	$(8.40)
Dividends declared and paid per common share	$2.80	$2.68	$2.56	$2.48	$2.35
Operating earnings (loss) attributable to PartnerRe Ltd. common shareholders (1)	$658	$755	$722	$664	$(642)
Diluted operating earnings (loss) per common share and common share equivalents outstanding (1)	$13.45	$14.76	$12.79	$10.43	$(9.50)
Operating return on beginning diluted book value per common share and common share equivalents outstanding (2)	10.7%	13.5%	12.7%	12.3%	(10.1)%
Weighted average number of common shares and common share equivalents outstanding	48.9	51.2	56.4	63.6	67.6
Non-life ratios
Loss ratio	54.0%	56.1%	56.7%	58.5%	96.7%
Acquisition ratio	26.2	24.3	22.5	22.3	21.3
Other expense ratio	5.4	5.8	6.1	7.0	7.4
Combined ratio	85.6%	86.2%	85.3%	87.8%	125.4%

	At December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Total investments, funds held—directly managed and cash and cash equivalents	$16,455	$17,222	$17,431	$18,026	$17,898
Total assets	21,406	22,270	23,038	22,980	22,855
Unpaid losses and loss expenses and policy benefits for life and annuity contracts	11,117	11,796	12,620	12,523	12,919
Debt related to senior notes	750	750	750	750	750
Debt related to capital efficient notes	71	71	71	71	71
Total shareholders’ equity attributable to PartnerRe Ltd.	6,901	7,049	6,710	6,933	6,468
Diluted book value per common share and common share equivalents outstanding	$123.05	$126.21	$109.26	$100.84	$84.82
Diluted tangible book value per common share and common share equivalents outstanding (3)	$111.93	$114.76	$98.49	$90.86	$76.47
Number of common shares outstanding, net of treasury shares	49.1	49.1	53.6	58.9	65.3

(1)
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares, the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), certain withholding taxes on inter-company dividends (included in Other expenses) and the AXIS Termination Fee (included in Other expenses) and is calculated after preferred dividends. Diluted operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss or diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G. See Key Financial Measures in Item 7 of Part II of this report for a detailed discussion of the measures used by the Company to evaluate its financial performance.

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
The following discussion and analysis reflects the consolidated results of the Company and its subsidiaries for the years ended December 31, 2015, 2014 and 2013.

Executive Overview
The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.
Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and business management is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. For further discussion of the Company’s Risk Management framework see Risk Management in Item 1 of Part I of this report.
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
As described in Business in Item 1 of Part I above, in January 2015, the Company entered into an Amalgamation Agreement with AXIS, pursuant to which the two companies would amalgamate and continue as a single Bermuda exempted company.
On April 14, 2015, the Company announced the receipt of an unsolicited written proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the outstanding common shares of the Company for $130 per share in cash.
On August 2, 2015, after subsequent negotiations with EXOR, the Company entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger shall automatically be canceled and converted into the right to receive (i) $137.50 in cash per share and (ii) be entitled to receive a one-time special pre-closing cash dividend in the amount of $3.00 per common share.
In addition, under the terms of the Merger Agreement, EXOR committed to either (i) a 100 basis points increase in the current applicable preferred share dividend rate, such increase to be effected through an exchange offer and to be conditional and contingent upon the Company obtaining a private letter ruling from the U.S. Internal Revenue Service (IRS) that the enhanced terms will not be treated as fast-pay stock (within the meaning of Treasury Regulations Section 1.7701(l)-3(b)) for U.S. federal income tax purposes or (ii) if such private letter ruling is not obtained prior to closing of the transaction, pay a cash payment of approximately $42.7 million in aggregate (equal to $1.25 per preferred share) to the holders of record of the Company’s preferred shares as at the effective time of the Merger subject and subsequent to the closing of the transaction. On February 17, 2016, the Company announced that the IRS had indicated that it will not grant a private letter ruling clarifying the tax shelter reporting obligations applicable to the surviving company’s preferred shares.
As such,  following the closing, EXOR will pay a cash payment of approximately $42.7 million in aggregate to the holders of record of the Company’s preferred shares as at the effective time of the Merger and the Company will use commercially reasonable efforts to launch an exchange offer after the closing of the Merger, referred to as the Alternate Exchange Offer in the Merger Agreement, whereby participating preferred shareholders would receive newly issued preferred shares reflecting, subject to certain exceptions contained in the existing preferred shares, an extended call date of the fifth anniversary of the date of issuance and a restriction on payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s applicable existing preferred shares.
In connection with the execution of the Merger Agreement with EXOR, the Company and AXIS terminated the Amalgamation Agreement. On August 3, 2015, the Company paid the AXIS Termination Fee.

On November 19, 2015, the Merger with EXOR was approved by the Company's shareholders and the consummation of the Merger is pending certain regulatory approvals and other customary closing conditions. In addition, the BOD declared the special dividend, which is conditional and contingent upon the issuance of the certificate of merger by the Bermuda Registrar of Companies. The parties expect to complete the Merger in the first quarter of 2016, although there can be no assurances that the parties will be able to do so.
Industry Environment, Strategic Initiatives and Capital Management
As described in more detail below, the Company's Non-life operations are facing a challenging and limited growth environment, which is driven by continued price decreases and significant pressure on terms and conditions in most markets and lines of business. These drivers reflect increased competition and excess capacity in the industry, relatively low loss experience and a prolonged period of low interest rates. While Management believes that the Company’s strong global franchise and geographical footprint position the Company well for the future, Management has also focused on various initiatives to further diversify the Company's business.
EXOR's pending acquisition provides the Company with increased stability, relative to its peers, in an industry that continues to be affected by the continuation of the merger and acquisition activity. The Merger is subject to various conditions and approvals, and is further described above and in Business in Item 1 of Part I of this report.
Among other initiatives, in 2013, Management announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of certain of its Non-life operations, both of which provided greater operational efficiency. In 2012, the Company completed the acquisition of PartnerRe Health, a U.S. specialty accident and health reinsurance and insurance writer, to diversify into new lines of business and to access and benefit from opportunities related to the reform of the medical insurance in the U.S.
During 2015, the Company returned to its common shareholders approximately $133 million through common share dividends and $59 million through share repurchases. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities and the share repurchase program remains suspended under the terms of the Merger Agreement with EXOR.
As the Company looks to 2016 and beyond, despite the challenging environment, Management remains confident that with the pending acquisition by EXOR, its strong global franchise, geographical footprint and technical underwriting skills, the Company's operations will continue to provide strong results and remains focused on maintaining its strong relationships with clients.
The following discussion provides an overview of the Company’s business and trends and commentary regarding the outlook for 2016 in each business.
Non-life reinsurance and insurance business, trends and 2016 outlook
The Company generates its Non-life reinsurance and insurance revenue from premiums. Premium rates and terms and conditions vary by line of business depending on market conditions. Pricing cycles are driven by supply of capital in the industry and demand for reinsurance and insurance and other risk transfer products. The reinsurance and insurance business is also influenced by several other factors, including variations in interest rates and financial markets, changes in legal, regulatory and judicial environments, loss trends, inflation and general economic conditions.
In its reinsurance portfolio, the Company writes all lines of business in virtually all markets worldwide. In addition, the Company provides certain specialty insurance lines of business. The Company differentiates itself through its risk management strategy, its financial strength and its strong global franchise. In assuming its clients’ risks, the Company removes the volatility associated with those risks from the client, and then manages those risks and the risk-related volatility. Through its broad product and geographic diversification, its execution capabilities and its local presence in most major markets, the Company is able to achieve a more stable return over the reinsurance cycle, respond quickly to market needs, and capitalize on business opportunities virtually anywhere in the world.
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
The Non-life reinsurance market has historically been highly cyclical in nature as evidenced by hard and soft markets. Since late 2003, with the exception of lines and markets impacted by specific catastrophic or large loss events, the Company has been experiencing the emergence of a soft market across most lines of business with general decreases in pricing and profitability. This trend is expected to continue in the near future.
During the January 1, 2016 renewals, the Company experienced a decrease of approximately 5% in renewable Non-life treaty business, on a constant foreign exchange basis. The decrease in renewable premium volume was driven by all Non-life sub-segments and reflects a challenging renewal season, with further erosion of prices and terms as a result of excess capital and benign loss activity and limited new opportunities. All of these factors continue to provide a challenge to writing business that meets our profitability requirements. Despite these persistent challenging market conditions, the Company believes that its strong global franchise and geographic footprint, broad yet highly technical capabilities over many lines of business, resulted in the renewal of a high quality portfolio, in some cases at superior market terms, and finding additional pockets of attractive new business.
The Company writes a large majority of its business on a treaty basis and renewed approximately 65% of its total annual Non-life treaty business on January 1, 2016. The remainder of the Non-life treaty business renews at other times during the year. In addition to treaty business, the Company writes approximately $400 million of direct and facultative business which renews throughout the year.
Life and Health reinsurance business, trends and 2016 outlook
The Company’s Life and Health segment derives revenues primarily from renewal premiums from existing reinsurance treaties and new premiums from existing or new reinsurance treaties. Within the Life and Health segment, the Company writes mortality (including disability), longevity and, following the acquisition of PartnerRe Health, U.S. accident and health products. Management believes the existing life business and PartnerRe Health business provide the Company with diversification benefits and balance to its portfolio as they are generally not correlated to the Company’s Non-life business.
Life
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
In terms of the Company's Life portfolio, the active January 1 renewals only impact the short-term in-force premium in the mortality line, which is a relatively limited portion of the overall Life portfolio. For those treaties that actively renewed, pricing conditions and terms were modestly softer from the January 1, 2015 renewals. Management expects moderate continued growth in the Company’s Life portfolio in 2016 from new business initiatives, assuming constant foreign exchange rates.
Health
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
The acquisition of the PartnerRe Health business resulted in substantial overall premium growth in the Company’s accident and health line of business in 2013, 2014 and 2015, primarily as a result of its transition from an MGA to an insurance carrier in 2013 (see Business in Item 1 of Part I of this report for more details) and the opportunities arising from the implementation of the Healthcare Act in the U.S.
At the January 1, 2016 renewals, the expected premium volume, at constant foreign exchange rates, decreased compared to the prior year renewal as a result of increased competition across all product lines. Management expects continued market pressure and further modest decreases in the premium volume in 2016.
Investment business, trends and 2016 outlook
The Company generates revenue from its high quality investment portfolio, as well as the investments underlying the funds held - directly managed account, through net investment income, including coupon interest on fixed maturities and dividends on equities, and realized and unrealized gains and losses on investments.
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
The Company’s investment operations have experienced volatile market conditions since the middle of 2007. The market conditions remained volatile in 2015, primarily due to increases in U.S. interest rates, the widening of credit spreads and decreases in worldwide equity markets. Assuming constant foreign exchange rates, Management expects net investment income to continue to decrease in 2016 compared to 2015 primarily due to lower reinvestment rates. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).
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
Key Factors Affecting Year over Year Comparability
The following key factors affected the year over year comparison of the Company’s results for the year ended December 31, 2015, 2014 and 2013 and may continue to affect our results of operations and financial condition in the future.
Other Expenses
As discussed in Business in Item 1 of Part I, upon the termination of the Amalgamation Agreement, the Company paid the AXIS Termination Fee, which is included within Other expenses and which significantly impacted the Company's net income for the year ended December 31, 2015.
During the year ended December 31, 2015, the Company also recorded $63 million, pre-tax, of other transaction costs associated with the Amalgamation Agreement and Merger Agreement (Transaction Costs) within Other expenses primarily related to professional fees and severance costs.
On April 17, 2015, PartnerRe U.S. Corporation (PRUS), a subsidiary of the Company, agreed a negotiated earn-out consideration to be paid to the former shareholders of Presidio Reinsurance Group, Inc. (Presidio) in the amount of $29 million pursuant to an earn-out agreement (Earn-out Agreement) dated December 31, 2012. The Company previously accrued $4 million in connection with the Earn-out Agreement through December 31, 2014, and the remaining $25 million, pre-tax, was recorded in Other expenses during the year ended December 31, 2015.
In total, the Company expensed termination fees, transaction costs and earn-out consideration of $403 million during the year ended December 31, 2015, which is included in Other expenses.

Volatility in Capital Markets
The results for the years ended December 31, 2015, 2014 and 2013 were significantly impacted by the volatility in the capital markets with the Company reporting net realized and unrealized (losses) gains on investments, pre-tax, in net income as follows (in millions of U.S. dollars):

Year ended December 31,	Total
2015	$(297)
2014	372
2013	(161)
In 2015, U.S. risk-free interest rates increased, credit spreads widened and worldwide equity markets deteriorated, while the U.S. dollar exchange rate at December 31, 2015 strengthened against most major currencies compared to December 31, 2014. The net result of these movements was a net realized and unrealized loss on investments recorded in net income.
In 2014, U.S. and European risk-free interest rates decreased and worldwide equity markets improved, while the U.S. dollar exchange rate at December 31, 2014 strengthened against most major currencies compared to December 31, 2013. The net result of these movements was a net realized and unrealized gain on investments recorded in net income.
In 2013, U.S. and European risk-free interest rates increased, equity markets improved and credit spreads narrowed, while the U.S. dollar exchange rate at December 31, 2013 weakened against most major currencies compared to December 31, 2012. The net result of these movements was a net realized and unrealized loss on investments recorded in net income, which was partially offset by an unrealized gain related to the initial public offering of an investment in a mortgage guaranty insurance company.
Large Catastrophic and Large Loss Events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include modest or significant catastrophic losses. For example, while the Company's results for 2014 included no significant catastrophic losses or large losses, in 2015 the Company incurred relatively modest large losses of $59 million, net of retrocession and reinstatement premiums, related to the Tianjin Explosion, which primarily affected the property line in the Company’s Global (Non-U.S.) P&C sub-segment, the property and marine lines in the Global Specialty sub-segment and the Catastrophe sub-segment. In 2013, the Company incurred relatively modest losses of $142 million, net of retrocession and reinstatement premiums, related to the combined impact of the German Hailstorm, Alberta Floods and the European Floods. As a reference point, the Company's results for 2011 included an unusually high frequency of high severity catastrophic events, including the Japan Earthquake and 2011 New Zealand Earthquakes, with incurred losses of $1,790 million, net of retrocession and reinstatement premiums.
The combined impact of large catastrophic losses on the Company’s technical result, pre-tax net income, loss ratio, technical ratio and combined ratio by segment and sub-segment and the large catastrophic losses by event for the years ended December 31, 2015 and 2013 were as follows (in millions of U.S. dollars):

2015	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total(1)
Net losses and loss expenses and life policy benefits	$3	$18	$22	$16	$59	$—	$—	$59
Reinstatement premiums	—	—	—	—	—	—	—	—
Impact on technical result and pre-tax net income	$3	$18	$22	$16	$59	$—	$—	$59

Impact on the loss ratio	0.2%	2.7%	1.4%	5.6%	1.5%
Impact on the technical ratio	0.2%	2.7%	1.4%	5.6%	1.5%
Impact on the combined ratio					1.5%

(1)	Large losses of $59 million related to the Tianjin Explosion, net of any reinsurance.

2013	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Net losses and loss expenses and life policy benefits	$14	$11	$15	$115	$155	$—	$—	$155
Reinstatement premiums	—	—	—	(13)	(13)	—	—	(13)
Impact on technical result and pre-tax net income	$14	$11	$15	$102	$142	$—	$—	$142
Impact on the loss ratio	0.9%	1.5%	1.0%	25.0%	3.5%
Impact on the technical ratio	0.9%	1.5%	1.0%	25.0%	3.4%
Impact on the combined ratio					3.4%

2013								Total(1)
German Hailstorm								$58
Alberta Floods								48
European Floods								36
Impact on pre-tax net income								$142

(1)	Large catastrophic losses are shown net of any reinsurance, reinstatement premiums and profit commissions.

Foreign Exchange Movements
During the year ended December 31, 2015, the U.S. dollar strengthened significantly against other currencies. The strengthening of the U.S. dollar had a significant impact on certain individual line items of the Company's Consolidated Financial Statements, primarily on the value of the investments, unpaid losses and loss expenses and policy benefits for life and annuity contracts, the currency translation account within accumulated other comprehensive loss, gross and net premiums written and earned and net foreign exchange losses. However, the overall net impact is not significant due to the matching of assets and liabilities by currency, resulting in foreign exchange movements offsetting, and due to the hedging of material foreign exchange exposures.
Restructuring Charges
Net income for the years ended December 31, 2015, 2014 and 2013 was also impacted by the restructuring of the Company's business support operations and changes to the structure of its Global Non-life Operations announced in April 2013 (the restructuring), primarily as a result of the restructuring costs, mainly related to the termination plans, and lower personnel costs following the restructuring.
The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate related costs. During the years ended December 31, 2014 and 2013, the Company recorded within Other expenses a pre-tax restructuring charge of $11 million and $58 million, respectively.
Acquisition of PartnerRe Health
Effective December 31, 2012, the Company completed the acquisition of PartnerRe Health. The Consolidated Statements of Operations and Cash Flows, and the Life and Health segment, include the results of PartnerRe Health from January 1, 2013. At the time of the acquisition, PartnerRe Health operated as an MGA, writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and began transitioning the portfolio to PartnerRe carriers. As of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third party insurance companies. As a result, this transition, combined with growth in the underlying business, affects the year over year comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs, and reduced MGA fee income, which is recorded in Other income.

Overview of Net Income
Net income, net income attributable to noncontrolling interests, net income attributable to PartnerRe Ltd., preferred dividends, loss on redemption of preferred shares and net income and diluted net income per share attributable to PartnerRe Ltd. common shareholders for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars, except per share data):

	2015	2014	2013
Net income	$107	$1,068	$673
Net income attributable to noncontrolling interests	(3)	(13)	(9)
Net income attributable to PartnerRe Ltd.	104	1,055	664
Less:
Preferred dividends	57	57	58
Loss on redemption of preferred shares	—	—	9
Net income attributable to PartnerRe Ltd. common shareholders	$47	$998	$597
Diluted net income per share attributable to PartnerRe Ltd. common shareholders	$0.97	$19.51	$10.58
2015 compared to 2014
The decrease in net income, net income attributable to PartnerRe Ltd., and net income and diluted net income attributable to PartnerRe Ltd. common shareholders in 2015 compared to 2014 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment losses of $669 million, as described in Volatility in Capital Markets above;

•
an increase in other expenses of $341 million, which was primarily related to the AXIS Termination Fee, Transaction Costs and costs related to the Presidio Earn-out Agreement, as described in Other Expenses above;

•	an increase in net foreign exchange losses of $27 million, primarily due to the impact of the strengthening of the U.S. dollar on certain unhedged non-U.S. denominated investment portfolios; and

•	a decrease in net investment income of $30 million, mainly due to the strengthening of the U.S. dollar against most major currencies and lower dividend income; partially offset by

•	a decrease in income tax expense of $159 million, which was primarily related to the increase in net realized and unrealized investment losses.
2014 compared to 2013
The increase in net income, net income attributable to PartnerRe Ltd., net income and diluted net income per share attributable to PartnerRe Ltd. common shareholders in 2014 compared to 2013 was primarily due to:

•	an increase in pre-tax net realized and unrealized investment gains of $533 million; and

•	a decrease in other expenses of $50 million; partially offset by

•	an increase in income tax expense of $190 million, which was primarily related to the increase in pre-tax net realized and unrealized investment gains.
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
While growth in Diluted Tangible Book Value per Share plus dividends is the Company’s prime financial measure, Management also uses other key financial measures to monitor performance. At December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 these were as follows:

		December 31, 2015	December 31, 2014
Diluted tangible book value per common share and common share equivalents outstanding(1)		$111.93	$114.76
Growth in diluted tangible book value per common share and common share equivalents outstanding plus dividends (2)		—%

	2015	2014	2013
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$658	$755	$722
Diluted operating earnings per common share and common share equivalents outstanding attributable to PartnerRe Ltd. common shareholders (3)	$13.45	$14.76	$12.79
Operating return on beginning diluted book value per common share and common share equivalents outstanding (4)	10.7%	13.5%	12.7%
Combined ratio (5)	85.6%	86.2%	85.3%

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

(3)
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax, loss on redemption of preferred shares, the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), certain withholding taxes on inter-company dividends (included in Other expenses) and the AXIS Termination Fee (included in Other expenses) and is calculated after preferred dividends. Operating earnings or loss per common share and common share equivalent outstanding (diluted operating earnings or loss per share) are calculated using operating earnings or loss for the period divided by the weighted average number of common shares and common share equivalents outstanding. The presentation of operating earnings or loss and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and are reconciled to the most directly comparable GAAP financial measure below.

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
Diluted Tangible Book Value per Share at December 31, 2015 and 2014 and the calculation of the growth in Diluted Tangible Book Value per Share plus dividends for the year ended December 31, 2015 were as follows. As described above, this metric is a long-term performance measure, however, the below table shows the total shareholder value creation for the year ended December 31, 2015 in order for the shareholders to monitor performance.

	December 31, 2015	December 31, 2014
Diluted tangible book value per share	$111.93	$114.76
Dividends declared per common share during the year ended December 31, 2015	2.80
Diluted tangible book value per share plus dividends	$114.73
Growth in diluted tangible book value per share plus dividends	—%
The Company’s Diluted Tangible Book Value per Share decreased by 2.5%, from $114.76 at December 31, 2014 to $111.93 at December 31, 2015, primarily due to dividends on the common and preferred shares and curtailing of the share repurchases, partially offset by the net income attributable to PartnerRe Ltd. Diluted Tangible Book Value per Share plus dividends was flat during the year ended December 31, 2015 as adding the common dividends back offsets the other factors describing the movement in Diluted Tangible Book Value per Share.
Over the past five years, since December 31, 2010, the Company has generated a compound annual growth in Diluted Tangible Book Value per Share plus dividends in excess of 7%. Over the past ten years, since December 31, 2005, the Company has generated a compound annual growth in Diluted Tangible Book Value per Share plus dividends in excess of 13%.
The presentation of Diluted Tangible Book Value per Share is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Diluted Tangible Book Value per Share to the most directly comparable GAAP financial measure, diluted book value per common share and common share equivalents outstanding, at December 31, 2015 and 2014 was as follows (in millions of U.S. dollars):

	December 31, 2015	December 31, 2014
Diluted book value per common share and common share equivalents outstanding(1)	$123.05	$126.21
Less: goodwill and other intangible assets, net of tax, per share	11.12	11.45
Diluted tangible book value per share	$111.93	$114.76

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
Operating earnings decreased by $97 million, from $755 million in 2014 to $658 million in 2015. The decrease in operating earnings was primarily due to the Transaction Costs and the Presidio Earn-out Agreement of $88 million, as described above.
Diluted operating earnings per share decreased from $14.76 in 2014 to $13.45 in 2015.The decrease was primarily due to the decrease in operating earnings, partially offset by a lower weighted average number of shares outstanding in 2015 compared to 2014.
Operating earnings increased by $33 million, from $722 million in 2013 to $755 million in 2014. The increase in operating earnings was primarily due to the restructuring charge recorded in 2013 and a decrease in operating tax expense, primarily driven by a higher distribution of the Company's pre-tax net income recorded in non-taxable jurisdictions in 2014 compared to 2013. These increases were partially offset by a decrease in the Non-life underwriting result. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
Diluted operating earnings per share increased from $12.79 in 2013 to $14.76 in 2014. The increase was primarily due to the increase in operating earnings and the accretive impact of share repurchases.
The other lesser factors contributing to the increases or decreases in operating earnings and diluted operating earnings per share in 2015 compared to 2014 and in 2014 compared to 2013 are further described in Review of Net Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders and diluted operating earnings or loss per share are non-GAAP financial measures within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings and diluted operating earnings per share to the most directly comparable GAAP financial measure for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Net income attributable to PartnerRe Ltd.	$104	$1,055	$664
Less:
Net realized and unrealized investment (losses) gains, net of tax	(262)	286	(127)
Net foreign exchange (losses) gains, net of tax	(40)	(46)	2
Interest in earnings of equity method investments, net of tax	6	9	9
AXIS Termination Fee	(315)	—	—
Withholding tax on inter-company dividends, net of tax	—	(6)	—
Dividends to preferred shareholders	57	57	58
Operating earnings attributable to PartnerRe Ltd. common shareholders	$658	$755	$722

Per diluted share:
Net income attributable to PartnerRe Ltd. common shareholders	$0.97	$19.51	$10.58
Less:
Net realized and unrealized investment (losses) gains, net of tax	(5.34)	5.60	(2.25)
Net foreign exchange (losses) gains, net of tax	(0.82)	(0.90)	0.04
Interest in earnings of equity method investments, net of tax	0.12	0.17	0.16
AXIS Termination Fee	(6.44)	—	—
Withholding tax on inter-company dividends, net of tax	—	(0.12)	—
Loss on redemption of preferred shares	—	—	(0.16)
Operating earnings attributable to PartnerRe Ltd. common shareholders	$13.45	$14.76	$12.79
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
Operating ROE decreased from 13.5% in 2014 to 10.7% in 2015. The decrease in Operating ROE was due to a higher beginning diluted book value per share at January 1, 2015 compared to January 1, 2014 and lower diluted operating earnings per share, as described above.
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
The average Operating ROE for the last five years and ten years was 7.8% and 13.1%, respectively. Both the five-year and the ten-year averages primarily reflect some years that were impacted by significant catastrophic losses and other years that were not impacted by catastrophes. Due to the volatility related to the level of catastrophic losses incurred, Management believes that it is more appropriate to measure performance based on an average Operating ROE target over the reinsurance cycle rather than focusing on the results for single periods.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Return on beginning diluted book value per common share calculated with net income per share attributable to common shareholders	0.8%	17.9%	10.5%
Less:
Net realized and unrealized investment (losses) gains, net of tax, on beginning diluted book value per common share	(4.2)	5.1	(2.2)
Net foreign exchange (losses) gains, net of tax, on beginning diluted book value per common share	(0.7)	(0.8)	—
Net interest in earnings of equity method investments, net of tax, on beginning diluted book value per common share	0.1	0.2	0.2
AXIS Termination Fee	(5.1)	—	—
Withholding tax on inter-company dividends, net of tax, on beginning diluted book value per common share	—	(0.1)	—
Loss on redemption of preferred shares, on beginning diluted book value per common share	—	—	(0.2)
Operating return on beginning diluted book value per common share	10.7%	13.5%	12.7%
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
Since 2002, the Company has had underwriting profitability reflected in combined ratios of less than 100% for its Non-life segment in each year, except for 2005 and 2011. In 2005, when the industry recorded its worst year in history in terms of catastrophe losses in the U.S., with Hurricane Katrina being the largest insured event ever, the Company recorded a net underwriting loss and Non-life combined ratio of 116.3%. In 2011, when the industry incurred a high frequency of large losses related to the 2011 catastrophic events the Company recorded a net underwriting loss and Non-life combined ratio of 125.4%.
The Non-life combined ratio decreased by 0.6 points, from 86.2% in 2014 to 85.6% in 2015. The modest decrease in the combined ratio was mainly driven by higher net favorable prior year loss development and a decrease in other expenses. These decreases were partially offset by higher downward prior year premium adjustments and modestly higher loss picks in the Global Specialty and Global (Non-U.S.) P&C sub-segments, higher acquisition costs in the Global Specialty and North America sub-segments and large losses related to the Tianjin explosion.
The Non-life combined ratio increased by 0.9 points, from 85.3% in 2013 to 86.2% in 2014. The increase in the combined ratio was mainly driven by a decrease in the current accident year technical result and a decrease in favorable prior year loss development. These decreases in the combined ratio were partially offset by the absence of large catastrophic losses in 2014 compared to losses related to the German Hailstorm, Alberta Floods and European Floods in 2013.
The impact on the combined ratio of the catastrophic events for each year is analyzed above. The factors contributing to increases or decreases in the combined ratio for all years presented are described further in Review of Net Income below.
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

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are first paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer. The Company considers agriculture, catastrophe, energy, motor business written in the U.S., proportional motor business written outside of the U.S., property and specialty property to be short-tail lines; aviation/space, credit/surety, engineering, marine and multiline to be medium-tail lines; and casualty, non-proportional motor business written outside of the U.S. and specialty casualty to be long-tail lines of business. For all lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves.
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

The principal reserving methods used for the major components of each reserving line are as follows:

Reserving line	Non-life sub-segment	Immature Underwriting Years	Mature Underwriting Years
Agriculture	North America and Global Specialty	ELR / Reported B-F / Paid B-F / Reported CL	Reported B-F / Reported CL
Aviation / Space	Global Specialty	ELR / Reported B-F	Reported B-F / Reported CL
Casualty	North America	ELR	Reported B-F / Reported CL
Casualty / Specialty Casualty	Global (Non-U.S.) P&C and Global Specialty	ELR / Reported B-F	Reported B-F / Reported CL
Catastrophe	Catastrophe	ELR based on exposure analysis / Loss event specific	Loss event specific
Credit / Surety	North America and Global Specialty	ELR / Reported B-F / Paid B-F	Reported B-F / Reported CL
Energy Onshore	Global Specialty	ELR / Reported B-F	Reported CL / Reported B-F
Engineering	Global Specialty	ELR / Reported B-F	Reported B-F / Reported CL
Marine / Energy Offshore	Global Specialty	Reported B-F / ELR	Reported B-F / Reported CL
Motor	North America	ELR / Reported B-F	Reported B-F
Motor—Non-proportional	Global (Non-U.S.) P&C	ELR / Reported B-F / Paid B-F	Reported B-F / Reported CL / Paid B-F
Motor—Proportional	Global (Non-U.S.) P&C	ELR / Reported B-F / Paid B-F	Reported B-F / Reported CL / Paid B-F
Multiline	North America and Global Specialty	ELR / Reported B-F	Reported B-F
Property	North America	Reported B-F / ELR	Reported B-F / Loss event specific / Reported CL
Property / Specialty Property	Global (Non-U.S.) P&C and Global Specialty	ELR / Reported B-F / Paid B-F	Reported CL / Reported B-F / Paid B-F
Other	North America, Global (Non-U.S.) P&C and Global Specialty	Periodic actuarial studies	Periodic actuarial studies
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
As an example of the sensitivity of the Company’s reserves to reserving parameter assumptions by reserving line, the effect on the Company’s reserves of higher/lower a priori loss ratio selections, higher/lower loss development factors and higher/lower tail factors based on amounts recorded at December 31, 2015 was as follows:

Reserving lines selected assumptions	Higher a priori loss ratios		Higher loss development factors		Higher tail factors(1)	Lower a priori loss ratios		Lower loss development factors		Lower tail factors(1)
Agriculture	5	points	3	months	2%	(5)	points	(3)	months	(2)%
Aviation / Space	5		3		5	(5)		(3)		(5)
Casualty / Specialty Casualty	10		6		10	(10)		(6)		(10)
Catastrophe	5		3		2	(5)		(3)		(2)
Credit / Surety	5		3		2	(5)		(3)		(2)
Energy Onshore	5		3		2	(5)		(3)		(2)
Engineering	10		6		5	(10)		(6)		(5)
Marine / Energy Offshore	5		3		5	(5)		(3)		(5)
Motor—North America business	5		3		2	(5)		(3)		(2)
Motor—Non-U.S. Non-proportional business	10		12		10	(10)		(12)		(10)
Motor—Non-U.S. Proportional business	5		3		2	(5)		(3)		(2)
Multiline	5		6		5	(5)		(6)		(5)
Property / Specialty Property	5		3		2	(5)		(3)		(2)

Reserving lines selected sensitivity (in millions of U.S. dollars)	Higher a priori loss ratios	Higher loss development factors	Higher tail factors(1)	Lower a priori loss ratios	Lower loss development factors	Lower tail factors(1)
Agriculture	$30	$15	$—	$(30)	$—	$—
Aviation / Space	20	25	5	(20)	(10)	(5)
Casualty / Specialty Casualty	370	95	265	(370)	(55)	(235)
Catastrophe	5	5	—	(5)	—	—
Credit / Surety	25	25	5	(25)	(10)	(5)
Energy Onshore	5	15	—	(5)	(5)	—
Engineering	40	30	55	(40)	(20)	(35)
Marine / Energy Offshore	20	40	—	(20)	(15)	—
Motor—North America business	5	5	10	(5)	(5)	(5)
Motor—Non-U.S. Non-proportional business	35	15	50	(35)	(10)	(50)
Motor—Non-U.S. Proportional business	20	15	5	(20)	(5)	(5)
Multiline	25	20	30	(20)	(10)	(20)
Property / Specialty Property	35	75	5	(35)	(25)	—

(1)	Tail factors are defined as aggregate development factors after 10 years from the inception of an underwriting year.
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
During 2015, 2014 and 2013, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Net Non-life prior year favorable loss development:
North America	$284	$251	$223
Global (Non-U.S.) P&C	97	134	180
Global Specialty	434	258	227
Catastrophe	16	17	91
Total net Non-life prior year favorable loss development	$831	$660	$721

The net Non-life prior year favorable loss development for the years ended December 31, 2015, 2014 and 2013 was driven by the following factors (in millions of U.S. dollars):

	2015	2014	2013
Net Non-life prior year favorable (adverse) loss development:
Net prior year loss development due to changes in premiums(1)	$24	$(38)	$(71)
Net prior year loss development due to all other factors(2)	807	698	792
Total net Non-life prior year favorable loss development	$831	$660	$721

(1)
Net prior year loss development due to changes in premiums includes, but it is not limited to, the impact to prior years’ reserves associated with decreases (increases) in the estimated or actual premium exposure reported by cedants.

(2)	Net prior year loss development due to all other factors includes, but is not limited to, loss experience, changes in assumptions and changes in methodology.
For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below and Note 8 to Consolidated Financial Statements in Item 8 of Part II of this report.
The net prior year favorable loss development for the year ended December 31, 2015 by reserving line for the Company’s Non-life segment was as follows (in millions of U.S. dollars):

Reserving lines	Net favorable prior year loss development
Agriculture	$20
Aviation / Space	63
Casualty / Specialty Casualty	314
Catastrophe	16
Credit / Surety	64
Energy Onshore	52
Engineering	38
Marine / Energy Offshore	114
Motor—North America business	10
Motor—Non-U.S. Non-proportional business	29
Motor—Non-U.S. Proportional business	(5)
Multiline	13
Property / Specialty Property	104
Other	(1)
Total net Non-life prior year favorable loss development	$831
Actual losses paid and reported compared with the Company’s expectations, and the changes of the Company’s reserving parameter assumptions in response to the emerging development for each reserving line during the year ended December 31, 2015 were as follows:

•	Agriculture: Aggregate losses reported in 2015 for North America business and Global Specialty business were close to expectations, which resulted in insignificant changes in loss ratios.

•
Aviation / Space: Aggregate losses reported in 2015 were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2014 and prior.

•
Casualty / Specialty Casualty: Aggregate losses reported in 2015 for North America business were below the Company’s expectations as losses for most underwriting years continue to emerge below expectations. Aggregate losses reported in 2015 for both Global (Non-U.S.) P&C and Global Specialty sub-segments were below the Company’s expectations for most prior underwriting years. The Company reflected this experience by reducing the selected loss ratios for these underwriting years.

•
Catastrophe: In aggregate, the Company has recorded reductions in ultimate loss estimates during 2015 for a number of prior year loss events across several underwriting years to reflect lower loss emergence. This was partially offset by an increase in the loss estimates for the 2010 New Zealand Earthquake during 2015.

•
Credit / Surety: Aggregate losses reported in 2015 were lower than expected for the Company’s Global Specialty credit /surety business for most underwriting years, which led the Company to reduce its loss ratios accordingly. Aggregate losses reported in 2015 were close to expected for the North America credit/surety business for most underwriting years. However, losses reported in 2015 for the underwriting year 2013 were lower than expected, giving rise in aggregate to a modest level of favorable development.

•
Energy Onshore: Aggregate losses reported in 2015 were significantly lower than expected across most underwriting years. The Company reflected this experience by reducing its loss ratios for these underwriting years.

•
Engineering: Aggregate losses reported in 2015 were significantly lower than the Company’s expectations. The Company reflected this experience by selecting lower loss ratios for underwriting years 2014 and prior.

•
Marine / Energy Offshore: Aggregate losses reported in 2015 were significantly lower than expected across all underwriting years for both the marine and energy offshore businesses. The Company reduced its loss ratios for these underwriting years to reflect the lower than expected loss emergence.

•	Motor:

•
Non-U.S. Non-proportional: Aggregate losses reported in 2015 for the Global (Non-U.S.) P&C motor non-proportional line were lower than expected across underwriting years 2013 and prior, resulting in the Company reducing its loss ratios for these underwriting years.

•
Non-U.S. Proportional: Aggregate losses reported in 2015 for the Global (Non-U.S.) P&C motor proportional line were lower than expected, however, the Company has strengthened the reserves on a number of large European treaties in underwriting years 2013 and 2014 to reflect additional information received from cedants not yet included within the reported losses.

•
North America: Aggregate losses reported in 2015 for the North America motor line were lower than expected primarily from underwriting years 2011 and prior, resulting in the Company decreasing its loss ratios for these underwriting years.

•
Multiline: Aggregate losses reported in 2015 were lower than expected across most underwriting years for the North America business, resulting in the Company reducing its loss ratios for these underwriting years. Aggregate losses reported in 2015 for the Global Specialty business were close to expectations, which resulted in insignificant changes in loss ratios.

•
Property / Specialty Property: Aggregate reported losses in 2015 were significantly lower than expected for Global (Non-U.S.) P&C, Global Specialty and North America property lines of business, driven by loss activity related to large property events and attritional property losses primarily from underwriting year 2013 for Global exposures and underwriting years 2012 and prior for North America exposures. The Company reflected this experience by reducing its loss ratios for these underwriting years.

The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR) and the total gross, ceded and net loss reserves recorded at December 31, 2015 by reserving line for the Company's Non-life operations were as follows (in millions of U.S. dollars):

Reserving lines	Case reserves	ACRs	IBNR reserves	Total gross loss reserves recorded	Ceded loss reserves	Total net loss reserves recorded
Agriculture	$39	$1	$464	$504	$(29)	$475
Aviation / Space	237	12	169	418	(38)	380
Casualty / Specialty Casualty	1,223	115	2,435	3,773	(24)	3,749
Catastrophe	200	30	103	333	(30)	303
Credit / Surety	203	(2)	217	418	(6)	412
Energy Onshore	67	—	68	135	(1)	134
Engineering	250	—	235	485	(7)	478
Marine / Energy Offshore	286	12	312	610	(43)	567
Motor—North America business	63	1	89	153	—	153
Motor—Non-U.S. Non-proportional business	374	2	298	674	(5)	669
Motor—Non-U.S. Proportional business	160	2	127	289	(3)	286
Multiline	82	9	274	365	—	365
Property / Specialty Property	532	8	368	908	(4)	904
Total Non-life reserves	$3,716	$190	$5,159	$9,065	$(190)	$8,875
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at December 31, 2015. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at December 31, 2015 and 2014 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
2015 Net Non-life sub-segment loss reserves:
North America	$3,096	$3,369	$2,509
Global (Non-U.S.) P&C	1,995	2,208	1,692
Global Specialty	3,482	3,912	2,870
Catastrophe	302	334	265

2014 Net Non-life sub-segment loss reserves:
North America	$3,289	$3,597	$2,610
Global (Non-U.S.) P&C	2,161	2,459	1,770
Global Specialty	3,626	4,108	2,905
Catastrophe	455	503	403

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $8,875 million of net Non-life loss reserves at December 31, 2015, net loss reserves for accident years 2005 and prior of $514 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of this report for a discussion of the Reserve Agreement.
A significant amount of judgment was used to estimate the range of potential losses related to the New Zealand Earthquakes and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2015.
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
Included in the business that is considered to have a long reporting tail is the Company’s exposure to asbestos and environmental claims. The Company’s net reserves for unpaid losses and loss expenses at December 31, 2015 included $181 million that represents estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2015 was $191 million, which primarily relates to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $121 million, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $70 million in gross reserves, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.
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
Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts relate to the Company’s Life and Health segment, which predominantly includes:

•	reinsurance of longevity, subdivided into standard and non-standard annuities primarily written in the U.K.;

•
mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, TCI primarily written in the U.K. and Ireland, and GMDB business primarily written in Continental Europe; and

•
following the acquisition of PartnerRe Health, specialty accident and health business, including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs primarily written in the U.S.

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
The Company’s gross and net reserves for life and health contracts by reserving line at December 31, 2015 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$8	$266	$—	$274	$(40)	$234
Longevity	1	94	373	468	(3)	465
Mortality	266	446	598	1,310	—	1,310
Total	$275	$806	$971	$2,052	$(43)	$2,009
Gross reserves for future policy benefits for life contracts includes a provision for adverse deviation of $168 million at December 31, 2015.
As an example of the sensitivity of the Company’s reserves for life and health contracts to reserving parameter assumptions by reserving line, the effect of different assumption selections based on the gross reserves recorded at December 31, 2015 was as follows (in millions of U.S. dollars):

Reserving lines	Factors	Change	Impact on total Life and Health reserves
Longevity
Standard and non-standard annuities	Mortality improvements per annum	1%	$241
Mortality
Long-term and TCI	Mortality	10%	$168
GMDB	Stock market performance	10% / -10%	$(2)/2
Accident and Health	Expected loss ratio	10% / -10%	$23/(23)
It is not appropriate to sum the total impact for a specific reserving line or the total impact for a specific factor because the reinsurance portfolios are not perfectly correlated.
Premiums and Acquisition Costs
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by reinsurance market (country of cedant) and type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual premium reported data. Approximately 46%, 46% and 48% of the Company’s reported net premiums written for the years ended December 31, 2015, 2014 and 2013, respectively, were based upon estimates.
Under proportional treaties, which represented 81% of the Company’s total gross premiums written for the year ended December 31, 2015, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty. As such, reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of premium estimates requires a review of the Company’s experience with cedants, familiarity with each market, an understanding of the characteristics of each line of business and Management’s assessment of the impact of various other factors on the volume of business written and ceded to the Company. Premium and acquisition cost estimates are updated as new information is received from the cedants and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.
Under non-proportional treaties, which represented 19% of the Company’s total gross premiums written for the year ended December 31, 2015, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant. In addition, many of the non-proportional treaties include reinstatement premium provisions. Reinstatement premiums are recognized as written and earned at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on Management’s estimate of losses and loss expenses associated with the loss event.
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
The amounts recorded within net premiums written and earned that related to changes in prior year premium estimates reported by cedants for each Non-life sub-segment for the year ended December 31, 2015 were as follows (in millions of U.S. dollars):

Non-life sub-segment	Net premiums written	Net premiums earned
North America	$20	$27
Global (Non-U.S.) P&C	(7)	(10)
Global Specialty	(55)	(67)
Catastrophe	(21)	(19)
Total	$(63)	$(69)
These decreases in net premiums written and earned, after the corresponding adjustments to acquisition costs and losses and loss expenses, did not have a material impact on the Company’s consolidated pre-tax net income.
As an example of the sensitivity of the Company’s Non-life net premiums written and acquisition costs to changes in estimates, the effect of different assumption selections on pre-tax net income based on amounts recorded for the year ended December 31, 2015 was as follows (in millions of U.S. dollars):

	Change	Impact on pre-tax net income
Net premiums written—Non-life proportional treaties (1)	+/-5%	$	+/-15
Net premiums written—Non-life non-proportional treaties (2)	+/-5%	$	+/-17
Acquisition costs—all Non-life treaties (3)	+/-1%	$	-/+5

(1)
The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period and is made by applying the reported technical ratio for the year ended December 31, 2015.

(2)
The estimate assumes that the changes in net premiums written become known at the mid-point of the risk period, there is no change in losses and loss expenses and is made by applying the reported acquisition ratio for the year ended December 31, 2015.

(3)
The estimate relates to all of the Company’s Non-life treaties (both proportional and non-proportional) and assumes that the changes become known at the mid-point of the risk period and also assumes there is no change in premium estimates.

Acquisition costs, comprising incremental brokerage fees, commissions and excise taxes, which vary directly with, and are related to, the acquisition of reinsurance contracts, are capitalized and charged to expense as the related premium is earned. All other acquisition-related costs, including all indirect costs, are expensed as incurred. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. Deferred policy acquisition costs recoverability testing is performed periodically together with the reserve adequacy test, based on the latest best estimate assumptions by line of business.
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

The Company has estimated the future tax effects attributed to temporary differences and has a deferred tax asset at December 31, 2015 of $164 million, after a valuation allowance of $94 million. The most significant component of the deferred tax asset (after valuation allowance) relates to loss reserve discounting for tax purposes.
The Company has projected future taxable income in the tax jurisdictions in which the deferred tax assets arise. These projections are based on Management’s projections of premium and investment income, capital gains and losses, and technical and expense ratios. Based on these projections and an analysis of the ability to utilize loss and foreign tax credits carryforwards at the taxable entity level, Management evaluates the need for a valuation allowance. The valuation allowance of $94 million, recorded at December 31, 2015, related to a foreign tax credit carryforward of $89 million in Ireland and the remaining $5 million related to tax loss carryforwards in Canada, the United States and Switzerland.
The Company has also established tax liabilities relating to uncertain tax positions as defined under U.S. GAAP of $24 million at December 31, 2015 (see Notes 2(l) and 15 to Consolidated Financial Statements in Item 8 of Part II of this report).
In accordance with U.S. GAAP, the Company has assumed that the future reversal of deferred tax liabilities will result in an increase in taxes payable in future years. Underlying this assumption is an expectation that the Company will continue to be subject to taxation in the various tax jurisdictions and that the Company will continue to generate taxable revenues in excess of deductions.
As an example of the sensitivity of the Company’s unrecognized tax benefit related to uncertain tax positions, deferred tax asset and net deferred tax liability, the impact of different assumption selections on the Company’s net income and the corresponding impact on net assets based on amounts recorded at December 31, 2015 was as follows (in millions of U.S. dollars):

	2015	Change	Impact on net income and net assets
Deferred tax asset	$164	(10)%	$(16)
Unrecognized tax benefit related to uncertain tax positions	(24)	10%	(2)
Net deferred tax liability	(104)	10%	(10)
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At December 31, 2015, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

December 31, 2015
Fixed maturities	$508
Equities	38
Other invested assets (including certain derivatives)	211
Funds held – directly managed account	10
Total	$767
For the Company’s fixed maturities, equities, other invested assets and investments underlying the funds held – directly managed account categorized as Level 3, a 10% decline in the fair value of these investments at December 31, 2015 would result in a $77 million pre-tax charge to net income or loss and a corresponding reduction in total assets.
In addition to other invested assets included in the table above for Level 3 of $211 million and the combined fair value of Level 1 and Level 2 derivative liabilities of $20 million, the Company’s other invested assets also include various investments which are accounted for using the cost method of accounting or equity method of accounting of $208 million at December 31, 2015. The Company does not measure its investments that are accounted for using any of these methods at fair value. For investments that are accounted for using the cost method of accounting or equity method of accounting, a 10% decline in the carrying value of these investments at December 31, 2015 would result in a $21 million pre-tax charge to net income or loss and a corresponding reduction in investments and total assets.
The Company utilizes derivatives for a variety of purposes. The Company’s derivatives are carried at fair value, which is based on quoted market prices or internal valuation models where quoted market prices are not available. Certain of the Company’s derivatives, such as interest rate swaps, to-be-announced mortgage-backed securities (TBAs), foreign exchange forward contracts and foreign currency options, are fair valued using significant other observable inputs (fair value of $26 million net liability position at December 31, 2015) and are referred to as Level 2 assets. The Company’s derivatives that are fair valued using quoted prices in active markets, referred to as Level 1 assets, had fair value of $6 million at December 31, 2015, and included treasury and equity futures. In addition, the Company has certain total return swaps and insurance-linked securities that are fair valued using significant other unobservable inputs, and are included in the Level 3 other invested assets. The insurance-linked securities and total return swaps that are classified as Level 3 had a combined fair value of $5 million at December 31, 2015, based on a combined notional exposure of $183 million.
In aggregate, the Company is not significantly exposed to changes in the valuation of its total return and interest rate swap portfolio due to changes in the general level of interest rates. At December 31, 2015, the Company estimated that a 100 basis point increase or decrease in all risk spread assumptions used in the Company’s internal valuation models would result in a $2 million decrease or increase, respectively, in the fair value of its total return and interest rate swap portfolio categorized as Level 3.
The Company is exposed to changes in the expected amount of future cash flows of the reference assets in its total return swap portfolio. The Company’s total return swap portfolio primarily references certain bonds issued by U.S. municipalities. At December 31, 2015, the notional value of the total return swap portfolio and the fair value of the assets underlying the total return swap portfolio categorized as Level 3 was $42 million. The Company estimated that each 1% increase or decrease in the amount of all expected future cash flows related to the reference assets would result in a $2 million increase or decrease, respectively, in the fair value of its total return swap portfolio at December 31, 2015.
At December 31, 2015, the Company’s insurance-linked securities that are classified as Level 3 include longevity swaps and weather derivatives, with combined fair value of $5 million. At December 31, 2015, the notional exposure of the longevity swaps and weather derivatives classified as Level 3 was $133 million and $7 million, respectively. At December 31, 2015, the Company estimated that a 10% improvement in the mortality assumption used in the Company’s internal valuation models for its longevity swaps would result in a $20 million decrease in the fair value of its longevity swap portfolio. The weather derivatives categorized as Level 3 are exposed to changes in a heating degree day index, and a degree change to a full limit loss would decrease the fair value of weather derivatives by $2 million at December 31, 2015.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination (PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health). The Company assesses the appropriateness of its valuation of goodwill on at least an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If, as a result of the assessment, the Company determines that the value of its goodwill is impaired, goodwill will be written down in the period in which the determination is made. Based upon the Company's assessment, there was no impairment of the Company’s goodwill asset of $456 million at December 31, 2015.
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
Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses and the fair values of renewal rights, customer relationships and U.S. licenses arising from acquisitions. Definite-lived intangible assets are amortized over their useful lives. The Company recognizes the amortization of all intangible assets in the Consolidated Statement of Operations. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that impairment may exist. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value. Based upon the Company’s assessment, there was no impairment of its intangible assets of $133 million at December 31, 2015.
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
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•
the U.S. dollar average exchange rate was stronger against most currencies in 2015 compared to 2014 and was weaker against most currencies, except the Japanese yen and Canadian dollar, in 2014 compared to 2013; and

•	the U.S. dollar ending exchange rate strengthened against most currencies at December 31, 2015 compared to December 31, 2014.
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

The components of net income for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars, except per share data):

	2015	2014	2013
Underwriting result:
Non-life	$584	$610	$626
Life and Health	35	13	12
Investment result:
Net investment income	450	480	484
Net realized and unrealized investment (losses) gains	(297)	372	(161)
Interest in earnings of equity method investments(1)	6	15	14
Corporate and Other:
Technical result(2)	—	—	8
Other income(2)	3	5	3
Other expenses(3)	(509)	(130)	(170)
Interest expense	(49)	(49)	(49)
Amortization of intangible assets(4)	(27)	(27)	(27)
Net foreign exchange (losses) gains	(9)	18	(18)
Income tax expense	(80)	(239)	(49)
Net income	$107	$1,068	$673

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

(3)
Other expenses for the year ended December 31, 2015 include the AXIS Termination Fee and Transaction Costs of $315 million and $63 million pre-tax, respectively. In addition, other expenses for the year ended December 31, 2015 include $25 million, pre-tax, related to the Presidio Earn-out Agreement.

(4)	Amortization of intangible assets relates to intangible assets acquired in the acquisition of Paris Re in 2009 and PartnerRe Health in 2012.
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
The components of the underwriting result and combined ratio for the Non-life segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015		2014		2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(87)	99.2%	$199	95.5%	$303	92.8%
Large catastrophic losses and large losses(1)	59	1.5	—	—	(142)	3.4
Prior accident years technical result and ratio
Net favorable prior year loss development	831	(20.5)	660	(15.1)	721	(17.0)
Technical result and ratio, as reported	$803	80.2%	$859	80.4%	$882	79.2%
Other income	—	—	3	—	3	—
Other expenses	(219)	5.4	(252)	5.8	(259)	6.1
Underwriting result and combined ratio, as reported	$584	85.6%	$610	86.2%	$626	85.3%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2015 compared to 2014
The underwriting result for the Non-life segment decreased by $26 million (a modest decrease of 0.6 points in the combined ratio), from $610 million (86.2 points on the combined ratio) in 2014 to $584 million (85.6 points on the combined ratio) in 2015 primarily due to:

•
The current accident year technical result, adjusted for large losses — a deterioration in the technical result (and corresponding increase in the technical ratio) generally reflecting increasingly competitive pricing and conditions. Specifically, the deterioration was driven by higher downward prior year premium adjustments and modestly higher loss picks in the Global Specialty and Global (Non-U.S.) P&C sub-segments, higher acquisition costs in the Global Specialty and North America sub-segments and lower net premiums earned in the Catastrophe sub-segment mainly due to the increased level of retrocessional purchases and cancellations and non-renewals. These decreases were partially offset by a modest profit recorded in the agriculture line of business related to the 2015 crop year compared to losses recorded in 2014 in the North America sub-segment.

•	Large catastrophic losses and large losses — an increase in large losses of $59 million (1.5 points on the technical ratio) related to the Tianjin Explosion in 2015.
These factors driving the decrease in the Non-life underwriting result in 2015 compared to 2014 were partially offset by:

•
Net favorable prior year loss development — an increase of $171 million from $660 million (15.1 points on the technical ratio) in 2014 to $831 million (20.5 points on the technical ratio) in 2015. The increase in net favorable prior year loss development was primarily due to an increase in the Global Specialty sub-segment and, to a lesser extent, North America sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Other expenses — a decrease of $33 million (a decrease of 0.4 points in the combined ratio) from $252 million (5.8 points on the combined ratio) in 2014 to $219 million (5.4 points on the combined ratio) in 2015, primarily as a result of lower facilities and information technology costs, the impact of foreign exchange and lower personnel costs.

While the Non-life underwriting result decreased in 2015 compared to 2014, the combined ratio also decreased modestly primarily due to the impact of higher net favorable prior year loss development, almost entirely offset by the net impact of factors decreasing the current accident year technical result.
The underwriting result for the Life and Health segment, which does not include allocated investment income, increased by $22 million, from $13 million in 2014 to $35 million in 2015. The increase in the underwriting result was primarily due to a higher level of net favorable prior year loss development from both the mortality and health lines of business. See Results by Segment below.
Net investment income decreased by $30 million, from $480 million in 2014 to $450 million in 2015. The decrease in net investment income was primarily attributable to the strengthening of the U.S. dollar against most major currencies and lower dividend income. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment losses increased by $669 million, from gains of $372 million in 2014 to losses of $297 million in 2015. The net realized and unrealized investment losses of $297 million in 2015 were primarily due to increases in U.S. risk-free interest rates, the widening of credit spreads, decreases in worldwide equity markets and realized losses on treasury note futures. See Corporate and Other – Net Realized and Unrealized Investment (Losses) Gains below for more details.
Other expenses included in Corporate and Other increased by $379 million, from $130 million in 2014 to $509 million in 2015. The increase was primarily due to the AXIS Termination Fee, Transaction Costs and costs related to the Presidio Earn-out Agreement, as described in the Executive Overview above. See Corporate and Other—Other Expenses below for more details.
Interest expense in 2015 was comparable to 2014.
Net foreign exchange losses increased by $27 million, from gains of $18 million in 2014 to losses of $9 million in 2015. The net foreign exchange losses of $9 million in 2015 resulted primarily from the impact of the strengthening of the U.S. dollar on certain unhedged non-U.S. denominated investment portfolios, partially offset by gains related to the timing of hedging activities and the difference in forward points embedded in the Company's hedges. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of Part II of this report.

Income tax expense decreased by $159 million, from $239 million in 2014 to $80 million in 2015. The decrease primarily reflected the geographical distribution of the Company’s pre-tax net income between its taxable and non-taxable jurisdictions and was driven by the lower net income and, specifically, the increase in net realized and unrealized investment losses. See Corporate and Other – Income Taxes below for more details.
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

•
Net favorable prior year loss development — a decrease of $61 million from $721 million (17.0 points on the technical ratio) in 2013 to $660 million (15.1 points on the technical ratio) in 2014. The decrease in net favorable prior year loss development was due to decreases in the Catastrophe and Global (Non-U.S.) P&C sub-segments, which were partially offset by increases in the Global Specialty and North America sub-segments. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

These factors driving the decrease in the Non-life underwriting result and the corresponding increase in the combined ratio in 2014 compared to 2013 were partially offset by:

•
Large catastrophic losses — a decrease of $142 million (decrease of 3.4 points in the technical ratio) related to the German Hailstorm, Alberta Floods and European Floods in 2013 compared to no significant catastrophic losses in 2014.

The underwriting result for the Life and Health segment, which does not include allocated investment income, of $13 million in 2014 was comparable to 2013 due to increased profitability generated from the PartnerRe Health business, almost entirely offset by a lower level of net favorable prior year loss development. See Results by Segment below.
Net investment income decreased by $4 million, from $484 million in 2013 to $480 million in 2014. The decrease was primarily due to lower reinvestment rates and lower net investment income from the funds held - directly managed account, related to the lower average balance. These decreases were partially offset by higher dividend income, the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain other favorable non-recurring items. See Corporate and Other – Net Investment Income below for more details.
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
The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross premiums written	$1,604	$1,642	$1,601
Net premiums written	1,542	1,630	1,587
Net premiums earned	$1,572	$1,597	$1,533
Losses and loss expenses	(881)	(1,000)	(975)
Acquisition costs	(443)	(401)	(351)
Technical result (1)	$248	$196	$207
Loss ratio (2)	56.0%	62.6%	63.6%
Acquisition ratio (3)	28.2	25.1	22.9
Technical ratio (4)	84.2%	87.7%	86.5%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 30%, 29% and 30% of total net premiums written in 2015, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015				2014				2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$425	28%	$424	27%	$452	28%	$452	28%	$478	30%	$478	31%
Casualty	568	37	577	37	606	37	589	37	588	37	564	37
Credit/Surety	87	6	98	6	112	7	103	6	54	3	48	3
Motor	68	4	76	5	76	4	72	5	58	4	49	3
Multiline	130	8	123	8	126	8	111	7	97	6	96	6
Property	203	13	227	14	223	14	226	14	241	15	235	16
Other	61	4	47	3	35	2	44	3	71	5	63	4
Total	$1,542	100%	$1,572	100%	$1,630	100%	$1,597	100%	$1,587	100%	$1,533	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2015 compared to 2014 and in 2014 compared to 2013 was as follows:

2015 compared to 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(2)%	(5)%	(1)%
Foreign exchange effect	—	—	(1)
Decrease as reported in U.S. dollars	(2)%	(5)%	(2)%

2014 compared to 2013
Increase in original currency	3%	3%	5%
Foreign exchange effect	—	—	(1)
Increase as reported in U.S. dollars	3%	3%	4%
2015 compared to 2014
Gross and net premiums written and net premiums earned decreased by 2%, 5% and 1% on a constant foreign exchange basis, respectively, in 2015 compared to 2014. The decrease in gross premiums written was primarily driven by cancellations mainly in the casualty, multiline and motor lines of business, renewal changes in the property and agricultural lines and downward prior year premium adjustments in the casualty line of business. These decreases were partially offset by new business written in various lines of business. The decrease in net premiums written was driven by the same factors as the decrease in gross premiums written and, in addition, higher premiums ceded in the agriculture and credit/surety lines of business. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
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
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015		2014		2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(39)	102.1%	$(55)	103.4%	$(2)	100.1%
Large catastrophic losses and large losses(1)	3	0.2	—	—	(14)	0.9
Prior accident years technical result and ratio
Net favorable prior year loss development	284	(18.1)	251	(15.7)	223	(14.5)
Technical result and ratio, as reported	$248	84.2%	$196	87.7%	$207	86.5%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2015 compared to 2014
The increase of $52 million in the technical result (and the corresponding decrease of 3.5 points in the technical ratio) in 2015 compared to 2014 was primarily attributable to:

•
Net favorable prior year loss development — an increase of $33 million (decrease of 2.4 points in the technical ratio) from $251 million (15.7 points on the technical ratio) in 2014 to $284 million (18.1 points on the technical ratio) in 2015. The net favorable loss development for prior accident years in 2015 was driven by most lines of business, predominantly the casualty line. The net favorable loss development for prior accident years in 2014 is described below.

•
The current accident year technical result, adjusted for large losses — an improvement in the technical result (and corresponding decrease in the technical ratio) primarily due to a modest profit recorded in the agriculture line of business related to the 2015 crop year compared to losses recorded in 2014 and normal fluctuations in profitability between periods. This increase was partially offset by higher acquisition costs driven by increasingly competitive market conditions and the restructuring of a significant treaty in the credit/surety line of business.

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
2016 Outlook
During the January 1, 2016 renewals, the Company generally observed increasingly competitive markets with terms and conditions deteriorating due to an excess supply of reinsurance capital and with some cedants retaining more business while others came to market with new purchases. Overall, and despite these factors, the expected premium volume from the Company’s January 1, 2016 renewal, excluding the agriculture premiums, increased compared to the prior year as a result of new opportunities in the mortgage line of business. The agriculture business remains in process, however, management expects a modest decrease in the agriculture premiums reflecting lower commodity prices, which will result in a modest decrease in expected premium volume across the North America sub-segment. Management expects a continuation of the observed trends in competition and conditions during the remainder of 2016.
Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 84%, 84% and 85% of net premiums written in 2015, 2014 and 2013, respectively, and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross premiums written	$735	$803	$818
Net premiums written	726	794	811
Net premiums earned	$693	$768	$743
Losses and loss expenses	(473)	(438)	(373)
Acquisition costs	(189)	(222)	(196)
Technical result	$31	$108	$174
Loss ratio	68.3%	57.0%	50.2%
Acquisition ratio	27.3	28.9	26.4
Technical ratio	95.6%	85.9%	76.6%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 14%, 14% and 15% of total net premiums written in 2015, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015				2014				2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$69	10%	$64	9%	$68	8%	$70	9%	$74	9%	$75	10%
Motor	284	39	276	40	316	40	307	40	304	37	238	32
Property	373	51	353	51	410	52	391	51	433	54	430	58
Total	$726	100%	$693	100%	$794	100%	$768	100%	$811	100%	$743	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2015 compared to 2014 and in 2014 compared to 2013 was as follows:

2015 compared to 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	2%	2%	2%
Foreign exchange effect	(10)	(11)	(12)
Decrease as reported in U.S. dollars	(8)%	(9)%	(10)%

2014 compared to 2013
(Decrease) increase in original currency	(2)%	(2)%	4%
Foreign exchange effect	—	—	(1)
(Decrease) increase as reported in U.S. dollars	(2)%	(2)%	3%
2015 compared to 2014
Gross and net premiums written and net premiums earned increased by 2% on a constant foreign exchange basis in 2015 compared to 2014. The modest increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis resulted primarily from new business written across all lines of business, and were partially offset by downward prior year premium adjustments and cancellations in the property and motor lines of business. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

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
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015		2014		2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(84)	106.8%	$(26)	103.4%	$5	99.3%
Large catastrophic losses and large losses(1)	18	2.7	—	—	(11)	1.5
Prior accident years technical result and ratio
Net favorable prior year loss development	97	(13.9)	134	(17.5)	180	(24.2)
Technical result and ratio, as reported	$31	95.6%	$108	85.9%	$174	76.6%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2015 compared to 2014
The decrease of $77 million in the technical result (and the corresponding increase of 9.7 points in the technical ratio) in 2015 compared to 2014 was primarily attributable to:

•
Net favorable prior year loss development — a decrease of $37 million (increase of 3.6 points in the technical ratio) from $134 million (17.5 points on the technical ratio) in 2014 to $97 million (13.9 points on the technical ratio) in 2015. The net favorable loss development for prior accident years in 2015 was driven by all lines of business, primarily the property line. The net favorable loss development for prior accident years in 2014 is described below.

•
The current accident year technical result, adjusted for large losses — a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to higher downward premium adjustments, modestly higher pricing loss picks and normal fluctuations in profitability between periods. These decreases in the technical result were partially offset by a decrease in the acquisition cost ratio, driven by favorable commission adjustments reported by cedants in the motor line of business.

•	Large losses — an increase in large losses of $18 million (2.7 points in the technical ratio) related to the Tianjin Explosion.
2014 compared to 2013
The decrease of $66 million in the technical result (and the corresponding increase of 9.3 points in the technical ratio) in 2014 compared to 2013 was primarily attributable to:

•
Net favorable prior year loss development — a decrease of $46 million (increase of 6.7 points in the technical ratio) from $180 million (24.2 points on the technical ratio) in 2013 to $134 million (17.5 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 and 2013 was driven by all lines of business, with the property line being the most pronounced.

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

2016 Outlook
During the January 1, 2016 renewals, the Company observed challenging market conditions primarily driven by increased competition, increased retentions by cedants and reduced pricing in most markets. As a result of these factors and limited new business or growth opportunities, the overall expected premium volume from the Company’s January 1, 2016 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal. Management expects a continuation of the observed trends in competition, retentions and pricing during the remainder of 2016.
Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross premiums written	$1,556	$1,797	$1,676
Net premiums written	1,482	1,696	1,579
Net premiums earned	$1,511	$1,638	$1,506
Losses and loss expenses	(785)	(963)	(920)
Acquisition costs	(407)	(400)	(362)
Technical result	$319	$275	$224
Loss ratio	52.0%	58.8%	61.1%
Acquisition ratio	26.9	24.4	24.0
Technical ratio	78.9%	83.2%	85.1%
Premiums
The Global Specialty sub-segment represented 28%, 30% and 29% of total net premiums written in 2015, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015				2014				2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$172	12%	$172	11%	$213	13%	$203	12%	$138	9%	$130	9%
Aviation/ Space	175	12	195	13	212	13	210	13	204	13	198	13
Credit/ Surety	235	15	228	15	282	16	273	17	292	19	285	19
Energy	60	4	68	5	73	4	75	5	86	5	95	6
Engineering	151	10	156	10	169	10	185	11	221	14	212	14
Marine	197	13	228	15	284	17	292	18	306	19	299	20
Multiline	185	13	152	10	135	8	93	6	47	3	23	2
Specialty casualty	143	10	147	10	168	10	153	9	138	9	110	7
Specialty property	164	11	165	11	160	9	154	9	147	9	154	10
Total	$1,482	100%	$1,511	100%	$1,696	100%	$1,638	100%	$1,579	100%	$1,506	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2015 compared to 2014 and in 2014 compared to 2013 was as follows:

2015 compared to 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(7)%	(6)%	(1)%
Foreign exchange effect	(6)	(7)	(7)
Decrease as reported in U.S. dollars	(13)%	(13)%	(8)%

2014 compared to 2013
Increase in original currency	7%	7%	9%
Foreign exchange effect	—	—	—
Increase as reported in U.S. dollars	7%	7%	9%
2015 compared to 2014
Gross and net premiums written and net premiums earned decreased by 7%, 6% and 1% on a constant foreign exchange basis, respectively, in 2015 compared to 2014. The decrease in gross premiums written on a constant foreign exchange basis was driven primarily by downward prior year premium adjustments, mainly in the agriculture, marine and aviation/space lines of business, and cancellations and reduced participations across many lines of business during the January 1, 2015 renewals. These decreases were partially offset by new business written across multiple lines of business and increases in the multiline line of business due to increased participations during the January 1, 2015 renewals. Net premiums written decreased on a constant foreign exchange basis due to the same factors driving the decrease in gross premiums written, partially offset by lower premiums ceded under the 2015 retrocessional programs. The decrease in net premiums earned on a constant foreign exchange basis was lower than the decrease in net premiums written primarily as a result of the earning of business that was written in 2014. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
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
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015		2014		2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$(137)	106.2%	$17	98.9%	$12	99.2%
Large catastrophic losses and large losses(1)	22	1.4	—	—	(15)	1.0
Prior accident years technical result and ratio
Net favorable prior year loss development	434	(28.7)	258	(15.7)	227	(15.1)
Technical result and ratio, as reported	$319	78.9%	$275	83.2%	$224	85.1%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.

2015 compared to 2014
The increase of $44 million in the technical result (and the corresponding decrease of 4.3 points in the technical ratio) in 2015 compared to 2014 was primarily attributable to:

•
Net favorable prior year loss development — an increase of $176 million (a decrease of 13.0 points in the technical ratio) from $258 million (15.7 points on the technical ratio) in 2014 to $434 million (28.7 points on the technical ratio) in 2015. The net favorable loss development for prior accident years in 2015 was driven by all lines of business, primarily the marine, aviation/space, specialty casualty, energy and credit/surety lines. The net favorable loss development for prior accident years in 2014 is described below.

•
The current accident year technical result, adjusted for large losses — a deterioration in the technical result (and a corresponding increase in the technical ratio) primarily due to higher downward prior year premium adjustments, an increase in the acquisition cost ratio which was primarily driven by unfavorable adjustments recorded in the aviation/space line of business, modestly higher loss picks and normal fluctuations in profitability between periods.

•	Large losses — an increase in large losses of $22 million (1.4 points on the technical ratio) related to the Tianjin Explosion.
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

2016 Outlook
During the January 1, 2016 renewals, the Company generally observed continued competitive conditions across all markets, with ample reinsurance capacity and pressure on terms. As a result of these factors and in addition to reductions in underlying premiums and limited new business or growth opportunities, the expected premium volume from the Company’s January 1, 2016 renewal, at constant foreign exchange rates, decreased compared to the prior year renewal. Management expects a continuation of the observed trends in competition, pricing, terms and retentions during the remainder of 2016.
Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility from catastrophic losses and large losses, as demonstrated to an extent by the sub-segment results for 2015, 2014 and 2013. As a result, profitability in any one year is not necessarily predictive of future profitability. While the results for 2014 included no significant catastrophic losses, the results for 2015 included a relatively insignificant level of large losses related to the Tianjin Explosion and 2013 included a modest level of large catastrophic losses resulting from the German Hailstorm, European Floods and Alberta Floods.
Due to the non-consolidation of the newly formed 2015 segregated accounts within Lorenz Re Ltd. (Lorenz Re), the Catastrophe sub-segment's technical results for the year ended December 31, 2015 reflect the quota share retrocession of business to Lorenz Re, while the Catastrophe sub-segment's technical results for the years ended December 31, 2014 and 2013 are presented before the quota share retrocession to Lorenz Re (for further information related to Lorenz Re, see Note 13 to the Consolidated Financial Statements included in Item 8 of Part II of this report).

The components of the technical result and the corresponding ratios for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross premiums written	$382	$425	$495
Net premiums written	272	380	450
Net premiums earned	$284	$384	$453
Losses and loss expenses	(54)	(62)	(132)
Acquisition costs	(25)	(42)	(44)
Technical result	$205	$280	$277
Loss ratio	19.1%	16.1%	29.0%
Acquisition ratio	8.6	11.0	9.7
Technical ratio	27.7%	27.1%	38.7%
Premiums
The Catastrophe sub-segment represented 5%, 6% and 8% of total net premiums written in 2015, 2014 and 2013, respectively. Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2015 compared to 2014 and in 2014 compared to 2013 was as follows:

2015 compared to 2014	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(4)%	(22)%	(19)%
Foreign exchange effect	(6)	(6)	(7)
Decrease as reported in U.S. dollars	(10)%	(28)%	(26)%

2014 compared to 2013
Decrease in original currency	(13)%	(15)%	(14)%
Foreign exchange effect	(1)	—	(1)
Decrease as reported in U.S. dollars	(14)%	(15)%	(15)%
2015 compared to 2014
Gross and net premiums written and net premiums earned decreased by 4%, 22% and 19% on a constant foreign exchange basis, respectively, in 2015 compared to 2014. The decrease in gross premiums written on a constant foreign exchange basis was primarily due to cancellations and non-renewals, partially offset by new business written. The decreases in net premiums written and earned were driven by higher premiums ceded under the Company's retrocessional programs and a change in presentation of premiums ceded to Lorenz Re, as discussed in the Executive Overview above.
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

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015		2014		2013
Current accident year technical result and ratio
Adjusted for large catastrophic losses and large losses	$173	27.6%	$263	31.6%	$288	33.8%
Large catastrophic losses and large losses(1)	16	5.6	—	—	(102)	25.0
Prior accident years technical result and ratio
Net favorable prior year loss development	16	(5.5)	17	(4.5)	91	(20.1)
Technical result and ratio, as reported	$205	27.7%	$280	27.1%	$277	38.7%

(1)	Large catastrophic losses and large losses are shown net of any related reinsurance, reinstatement premiums and profit commissions.
2015 compared to 2014
The decrease of $75 million in the technical result in 2015 compared to 2014 was primarily attributable to:

•
The current accident year technical result, adjusted for large losses — a decrease in the technical result primarily due to the impact of lower net premiums earned, as described above, and normal fluctuations in profitability between periods. These decreases in the technical result were partially offset by a lower level of mid-sized loss activity. While the current accident year technical result decreased in 2015 compared to 2014, the technical ratio also decreased primarily due to a lower level of mid-sized loss activity.

•	Large losses — an increase in large losses of $16 million (5.6 points on the technical ratio) related to the Tianjin Explosion.
Net favorable prior year loss development of $16 million (5.5 points on the technical ratio) in 2015 was comparable to 2014. The net favorable loss development for prior accident years in both 2015 and 2014 was primarily due to favorable loss emergence, partially offset by the adverse development related to the New Zealand Earthquakes (see further information related to the New Zealand Earthquakes in Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits—Losses and Loss Expenses).
While the technical result decreased in 2015 compared to 2014, the technical ratio in 2015 was comparable to 2014 as a result of a modest improvement in the current accident year technical ratio, primarily driven by a lower level of mid-sized loss activity, being partially offset by the impact of the increase in large losses.
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

This factor driving the increase in the technical result in 2014 compared to 2013 was partially offset by:

•
Net favorable prior year loss development — a decrease of $74 million (increase of 15.6 points on the technical ratio) from $91 million (20.1 points on the technical ratio) in 2013 to $17 million (4.5 points on the technical ratio) in 2014. The net favorable loss development for prior accident years in 2014 is described above. The net favorable loss development for prior accident years in 2013 was primarily due to favorable loss emergence.

•
The current accident year technical result, adjusted for large catastrophic losses — a decrease in the technical result primarily due to the impact of lower net premiums earned in 2014 compared to 2013, partially offset by a lower level of mid-sized loss activity. While the current accident year technical result decreased in 2014 compared to 2013, the technical ratio also decreased modestly primarily due to a lower level of mid-sized loss activity.

2016 Outlook
During the January 1, 2016 renewals, the Company continued to observe a challenging and competitive market environment,  with continued deterioration in pricing, pressure on terms and conditions in most markets driven by excess reinsurance capacity and only very limited new opportunities. The expected premium volume from the Company’s January 1, 2016 renewal, at constant foreign exchange rates, decreased modestly compared to the prior year renewal primarily due to cancellations, non-renewals and renewal changes as a result of deteriorations in pricing and overall market conditions, which was partially offset by new business opportunities. Management expects a continuation of these trends for the remainder of 2016.
Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and health lines of business written primarily in the U.K., Ireland and France and accident and health business written in the U.S.
At the time of the acquisition of PartnerRe Health in December 2012, PartnerRe Health operated as an MGA, writing all of its business on behalf of third-party insurance companies and earning a fee for producing the business, as well as participating in a portion of the original business that was ceded to PartnerRe Health by these third parties based on quota share agreements. During 2013, the Company obtained the necessary licenses and approvals and as of January 1, 2014, virtually all of the PartnerRe Health business was originated directly, without the use of third-party insurance companies. This transition, combined with growth in the underlying business, continues to affect the year over year comparability with increased gross and net premiums written, net premiums earned, losses and loss expenses and acquisition costs in 2015 compared to 2014.
The components of the allocated underwriting result for this segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Gross premiums written	$1,271	$1,265	$972
Net premiums written	1,208	1,220	964
Net premiums earned	$1,209	$1,222	$957
Losses and loss expenses and life policy benefits	(964)	(1,000)	(760)
Acquisition costs	(153)	(149)	(125)
Technical result	$92	$73	$72
Other income	6	8	11
Other expenses	(63)	(68)	(71)
Net investment income	59	60	61
Allocated underwriting result (1)	$94	$73	$73

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less losses and loss expenses and life policy benefits, acquisition costs and other expenses.
Premiums
The Life and Health segment represented 23%, 21% and 18% of total net premiums written in 2015, 2014 and 2013, respectively. The net premiums written and net premiums earned by line of business for this segment for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015				2014				2013
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$341	28%	$340	28%	$285	23%	$284	23%	$141	15%	$140	15%
Longevity	306	25	306	25	299	25	299	25	249	26	249	26
Mortality	561	47	563	47	636	52	639	52	574	59	568	59
Total	$1,208	100%	$1,209	100%	$1,220	100%	$1,222	100%	$964	100%	$957	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making year to year comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in 2015 compared to 2014 and in 2014 compared to 2013 was as follows:

2015 compared to 2014	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	8%	7%	7%
Foreign exchange effect	(8)	(8)	(8)
Increase (decrease) as reported in U.S. dollars	—%	(1)%	(1)%

2014 compared to 2013
Increase in original currency	28%	24%	25%
Foreign exchange effect	2	3	3
Increase as reported in U.S. dollars	30%	27%	28%

2015 compared to 2014
Gross and net premiums written and net premiums earned increased by 8%, 7% and 7% on a constant foreign exchange basis, respectively, in 2015 compared to 2014. The increases in gross and net premiums written and net premiums earned on a constant foreign exchange basis were driven by PartnerRe Health’s accident and health business and the longevity line of business, due to an increased participation on a significant longevity swap. The increase in the accident and health line was primarily driven by PartnerRe Health’s continuing transition from an MGA to a carrier, as described above, and continued growth arising primarily from the Patient Protection and Affordable Care Act.
2014 compared to 2013
Gross and net premiums written and net premiums earned increased by 28%, 24% and 25% on a constant foreign exchange basis, respectively, in 2014 compared to 2013. The increases in gross and net premiums written and net premiums earned were driven by PartnerRe Health's accident and health business primarily due to the same factors described above and, to a lesser extent, new business written in the mortality and longevity lines.
Allocated underwriting result
2015 compared to 2014
The allocated underwriting result increased by $21 million, from $73 million in 2014 to $94 million in 2015. The increase was primarily due to a higher level of net favorable prior year loss development, increased profitability from the PartnerRe Health business and a decrease in other expenses. These increases in the allocated underwriting result were partially offset by losses and lower profitability on certain short-term treaties in the mortality line of business and on a significant longevity treaty.
The increase in net favorable prior year loss development of $28 million resulted from net favorable loss development of $47 million in 2015 compared to $19 million in 2014. The net favorable prior year loss development of $47 million in 2015 was primarily related to the PartnerRe Health business, the short-term mortality business and the GMDB business. The net favorable loss development for prior accident years in 2014 is described below.
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
2016 Outlook
At the January 1, 2016 renewals, the expected premium volume arising from PartnerRe Health business, at constant foreign exchange rates, decreased compared to the prior year renewal as a result of increased competition across all product lines. Management expects continued market pressure and further modest decreases in the premium volume in 2016.

In terms of the Company's Life portfolio, the majority of the premium arises from long-term in-force contracts. The active January 1 renewals only impact the short-term in-force premium in the mortality line, which is a relatively limited portion of the Life portfolio. For those treaties that actively renewed, pricing conditions and terms were under moderate pressure compared to the January 1, 2015 renewals. Management expects moderate continued growth in the Company’s Life portfolio in 2016, assuming constant foreign exchange rates.
Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Non-life
Property and casualty
Casualty	12%	12%	12%
Motor	7	7	7
Multiline and other	7	5	4
Property	11	11	12
Specialty
Agriculture	11	12	11
Aviation / Space	4	4	4
Catastrophe	5	6	8
Credit / Surety	6	7	6
Energy	1	1	2
Engineering	3	3	4
Marine	4	5	6
Specialty casualty	3	3	3
Specialty property	3	3	3
Life and Health	23	21	18
Total	100%	100%	100%
The changes in the distribution of net premiums written by line of business between 2015, 2014 and 2013 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.

•
Multiline and other: the increase in the distribution of net premiums written in 2015 compared to 2014 and 2013 was primarily driven by new business written and increased participations in the Global Specialty and the North America sub-segments.

•
Catastrophe: the decrease in the distribution of net premiums written in 2015 compared to 2014 was primarily driven by higher premiums ceded, as described in the Catastrophe sub-segment above. The decrease in the distribution of net premiums written in 2014 compared to 2013 was primarily driven by cancellations due to pricing, non-renewals and share decreases.

•
Marine: the decrease in the distribution of net premiums written in 2015 compared to 2014 and 2013 was primarily driven by downward premium adjustments and cancellations in the Global Specialty sub-segment.

•
Life and Health: the increase in the distribution of net premiums written in 2015 compared to 2014 and 2013 was primarily driven by increases in the PartnerRe Health accident and health business, and, to a lesser extent, new business in the longevity lines of business, as described in the Life and Health segment above.

2016 Outlook
Based on information received from cedants and brokers during the January 1, 2016 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2016 renewals continue through the year, Management expects the distribution of net premiums written by line of business to be broadly comparable to 2015. The Company writes a large majority of its business on a treaty basis and renews approximately 65% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year, therefore this outlook is based only on limited information related to the treaty business primarily renewing on January 1, 2016.
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
The distribution of gross premiums written by reinsurance type for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Non-life segment
Proportional	53%	54%	55%
Non-proportional	17	18	20
Facultative	7	7	7
Life and Health segment
Proportional	22	20	17
Non-proportional	1	1	1
Total	100%	100%	100%
The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, changes in treaty structure, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The changes in the distribution of gross premiums written by reinsurance type between 2015, 2014 and 2013 primarily related to an increase in the proportional gross premiums written in the Life and Health segment, driven by the PartnerRe Health accident and health business, which reduced the relative distribution of gross premiums written by type of business in the Non-life segment. In addition, the decrease in the distribution of non-proportional gross premiums written in the Non-life segment was mainly due to a decrease in the gross premiums written in the Catastrophe Non-life sub-segment. These factors are further discussed in the Results by Segment above.
2016 Outlook
Based on renewal information from cedants and brokers during the January 1, 2016 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2016 renewals continue through the year, Management expects the relative distribution of gross premiums written by reinsurance type to be broadly comparable to 2015. The Company writes a large majority of its business on a treaty basis and renews approximately 65% of its total annual Non-life treaty business on January 1. The remainder of the Non-life treaty business renews at other times during the year, therefore this outlook is based only on limited information related to the treaty business primarily renewing on January 1, 2016.
Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Asia, Australia and New Zealand	12%	11%	11%
Europe	37	40	40
Latin America, Caribbean and Africa	10	10	10
North America	41	39	39
Total	100%	100%	100%

The decrease in the relative distribution of gross premiums written in Europe in 2015 compared to 2014 was primarily due to the impact of the strengthening of the U.S. dollar against the euro and British pound. The increase in the relative distribution of gross premiums written in the North America sub-segment in 2015 compared to 2014 was due to the growth in the PartnerRe Health accident and health business and impacted by the relative decrease in the distribution for Europe.
The distribution of gross premiums written in 2014 was comparable to 2013.
2016 Outlook
Based on information received from cedants and brokers during the January 1, 2016 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2016 renewals continue through the year, Management expects the distribution of gross premiums written by geographic region in 2016 to be broadly comparable to 2015.
Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Broker	71%	69%	71%
Direct	29	31	29
Total	100%	100%	100%
The percentage of gross premiums written through brokers in 2015 increased compared to 2014 primarily due to the strengthening of the U.S. dollar against the euro, which increased the relative distribution of gross premiums written in North America. The business written in North America is primarily written through brokers.
The percentage of gross premiums written through brokers in 2014 decreased slightly compared to 2013 primarily due to an increase in business written directly in the Global Specialty sub-segment and a decrease in the catastrophe business, which is primarily written through brokers.
2016 Outlook
Based on information received from cedants and brokers during the January 1, 2016 renewals, and assuming that similar trends and conditions to those experienced during the January 1, 2016 renewals continue through the year, Management expects the production source of gross premiums written in 2016 to be broadly comparable to 2015.
Corporate and Other
Corporate and Other is comprised of the Company’s investment and corporate activities, including other expenses.

Net Investment Income
Net investment income by asset source for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Fixed maturities, short-term investments and cash and cash equivalents	$426	$445	$448
Equities	31	40	33
Funds held and other	27	33	34
Funds held – directly managed	12	14	21
Investment expenses	(46)	(52)	(52)
Net investment income	$450	$480	$484
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
2015 compared to 2014
Net investment income decreased in 2015 compared to 2014 due to:

•	the strengthening of the U.S. dollar against most major currencies, which resulted in a 4% decrease in net investment income; and

•	a decrease from equities, primarily due to lower dividend income.
2014 compared to 2013
Net investment income decreased modestly in 2014 compared to 2013 due to:

•
a decrease from funds held – directly managed primarily related to the lower average balance in the funds held - directly managed account, which was driven by a release of assets related to the commutation of a portion the Reserve Agreement with Colisée Re, the run-off of the remaining underlying liabilities and lower reinvestment rates; and

•
a decrease from fixed maturities primarily due to lower reinvestment rates, which was reduced by the impact of the increase in the U.S. Consumer Price Index on the Company's Treasury Inflation-Protected Securities portfolio and certain other favorable non-recurring items; partially offset by

•	an increase from equities primarily as a result of higher dividend income.
2016 Outlook
Assuming constant foreign exchange rates, Management expects net investment income to decrease moderately in 2016 compared to 2015 primarily due to slightly lower reinvestment rates. Management expects this decrease to be partially offset by expected positive cash flow from operations (including net investment income).
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
The components of net realized and unrealized investment (losses) gains for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Net realized investment gains on fixed maturities and short-term investments	$66	$121	$119
Net realized investment gains on equities	138	99	75
Net realized investment (losses) gains on other invested assets	(33)	(21)	20
Change in net unrealized investment gains (losses) on other invested assets	1	(58)	57
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(277)	229	(526)
Change in net unrealized investment (losses) gains on equities	(188)	3	118
Net other realized and unrealized investment gains (losses)	1	(4)	(2)
Net realized and unrealized investment (losses) gains on funds held – directly managed	(5)	3	(22)
Net realized and unrealized investment (losses) gains	$(297)	$372	$(161)

2015 compared to 2014
Net realized and unrealized investment losses increased by $669 million, from gains of $372 million in 2014 to losses of $297 million in 2015. The net realized and unrealized investment losses of $297 million in 2015 were primarily due to increases in U.S. risk-free interest rates, the widening of credit spreads, decreases in worldwide equity markets and realized losses on treasury note futures. Net realized and unrealized investment gains were $372 million in 2014 and are described below.
Net realized losses and the change in net unrealized investment gains on other invested assets were a combined loss of $32 million in 2015 and primarily related to treasury note futures.
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
Other Expenses
The Company’s total other expenses for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Other expenses, as reported	$791	$450	$500
AXIS Termination Fee	(315)	—	—
Transaction Costs and Presidio earn-out expense	(88)	—	—
Other expenses, as adjusted for various transaction and Presidio related costs	$388	$450	$500
Other expenses, as adjusted, as a % of total net premiums earned (Non-life and Life and Health)	7.4%	8.0%	9.6%
2015 compared to 2014
Other expenses increased by $341 million, or 76%, in 2015 compared to 2014 primarily due to the AXIS Termination Fee and, to a lesser extent, Transaction Costs and costs related to the Presidio Earn-out Agreement in 2015, as described in the Executive Overview above. These increases were partially offset by the impact of foreign exchange and lower personnel, facilities and information technology costs in 2015 compared to 2014.

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
The Company’s income tax expense and effective income tax rate for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions of U.S. dollars):

	2015	2014	2013
Income tax expense	$80	$239	$49
Effective income tax rate	42.6%	18.3%	6.7%
2015 compared to 2014
Income tax expense and the effective income tax rate during 2015 were $80 million and 42.6%, respectively. Income tax expense and the effective income tax rate during 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate reflects the Company’s jurisdictions with comparatively higher tax rates recording a pre-tax net income, driven by net favorable prior year loss development, which was partially offset by net realized and unrealized investment losses. The Company's non-taxable jurisdictions recorded a pre-tax net loss with no associated tax benefit, driven primarily by the AXIS Termination Fee and net realized and unrealized investment losses, which were partially offset by net favorable prior year loss development and the absence of large catastrophic losses. The Company's jurisdictions with comparatively lower tax rates recorded a modest pre-tax net income and a tax benefit related primarily to the release of a valuation allowance previously recorded against tax loss carryforwards.
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
2014 compared to 2013
Income tax expense and the effective income tax rate during 2014 were $239 million and 18.3%, respectively, as described above.
Income tax expense and the effective income tax rate during 2013 were $49 million and 6.7%, respectively. Income tax expense and the effective income tax rate during 2013 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate included a significant portion of the Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates driven by net favorable prior year loss development, which were partially offset by large catastrophic losses. The Company’s pre-tax net income recorded in jurisdictions with comparatively higher tax rates was driven by net favorable prior year loss development, which was partially offset by net realized and unrealized investment losses, large catastrophic losses and restructuring charges. In addition, the income tax expense recorded in jurisdictions with comparatively higher tax rates included certain true-up to tax return adjustments and certain one-time charges related to changes in the French tax code.
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
The Company’s total invested assets (including funds held – directly managed) at December 31, 2015 and 2014 were split between liability and capital funds as follows (in millions of U.S. dollars):

	2015	% of Total Invested Assets	2014	% of Total Invested Assets
Liability funds	$9,043	55%	$9,723	56%
Capital funds	7,297	45	7,570	44
Total invested assets	$16,340	100%	$17,293	100%
The decrease of $953 million in total invested assets at December 31, 2015 compared to December 31, 2014 was primarily related to a decrease in fixed maturities driven by the impact of the strengthening of the U.S. dollar against most major currencies, cash flows out of the portfolio primarily to fund the Axis Termination Fee, increases in U.S. risk-free interest rates and the widening of credit spreads, as well as decreases in worldwide equity markets. These decreases in total invested assets were partially offset by positive cash flows from operations (including net investment income). Further details of changes in the fixed maturity and equity portfolios are provided below.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The decrease in the liability funds at December 31, 2015 compared to December 31, 2014 was primarily driven by the impact of the strengthening of the U.S. dollar against most major currencies, which reduced the Company's unpaid losses and loss expenses and policy benefits for life and annuity contracts and net reinsurance assets.

The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, emerging markets and high-yield fixed income securities and certain other specialty asset classes. The decrease in the capital funds at December 31, 2015 compared to December 31, 2014 was primarily driven by the same factors as the decrease in total invested assets. At December 31, 2015, approximately 73% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.
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
Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) were $15.9 billion at December 31, 2015 compared to $16.6 billion at December 31, 2014 due to:

•	the impact of foreign exchange of $502 million due to the strengthening of the U.S. dollar against most major currencies;

•
net realized and unrealized losses related to the investment portfolio of $292 million, primarily resulting from the fixed maturity and short-term investment portfolios of $211 million, mainly driven by increases in U.S. risk-free interest rates and the widening of credit spreads, a decrease of $50 million in equities due to decreases in worldwide equity markets and a decrease in other invested assets of $32 million, primarily driven by losses on treasury note futures (see discussion related to duration below);

•	dividend payments on common and preferred shares totaling $190 million;

•
a net decrease of $13 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the reissuance of common shares from treasury under the Company’s employee equity plans of $46 million; and

•	various other factors which net to approximately $193 million, the largest being the amortization of net premium on investments; partially offset by

•	net cash provided by operating activities of $319 million; and

•	an increase in net payable for securities purchased of $173 million.
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
At December 31, 2015, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 93% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) at December 31, 2015 and 2014 were as follows:

	2015		2014
Average credit quality	A		A
Average yield to maturity	2.9%		2.4%
Expected average duration	3.6	years	3.7	years

The average credit quality of fixed maturities and short-term investments at December 31, 2015 was comparable to December 31, 2014.
The average yield to maturity on fixed maturities and short-term investments increased from 2.4% at December 31, 2014 to 2.9% at December 31, 2015, primarily due to increases in U.S. risk-free interest rates and the widening of credit spreads.
The expected average duration of fixed maturities and short-term investments decreased modestly from 3.7 years at December 31, 2014 to 3.6 years at December 31, 2015. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.3 years to 3.6 years at December 31, 2015, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 0.9% in 2015 compared to 5.4% in 2014. The total accounting return in 2015 reflected net investment income, partially offset by increases in U.S. risk-free interest rates, the widening of credit spreads and decreases in worldwide equity markets. The total accounting return in 2014 was primarily due to net investment income, decreases in U.S. and European risk-free interest rates and improvements in worldwide equity markets.
The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at December 31, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
December 31, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,823	$2,810	$—	$2,810	$—	$—	$—
U.S. government sponsored enterprises	64	63	—	63	—	—	—
U.S. states, territories and municipalities	743	778	156	452	—	—	170
Non-U.S. sovereign government, supranational and government related	1,272	1,333	515	495	209	101	13
Corporate	5,035	5,086	189	325	1,596	2,602	374
Asset-backed securities	1,040	1,038	316	164	131	—	427
Residential mortgage-backed securities	2,287	2,291	293	1,963	21	1	13
Other mortgage-backed securities	50	49	13	15	18	1	2
Fixed maturities	13,314	13,448	1,482	6,287	1,975	2,705	999
Short-term investments	47	47	—	43	—	3	1
Total fixed maturities and short-term investments	13,361	13,495	$1,482	$6,330	$1,975	$2,708	$1,000
Equities	418	444
Total	$13,779	$13,939
% of Total fixed maturities and short-term investments			11%	47%	15%	20%	7%

			Credit Rating (2)
December 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,270	$2,277	$—	$2,277	$—	$—	$—
U.S. government sponsored enterprises	38	39	—	39	—	—	—
U.S. states, territories and municipalities	511	531	83	266	—	—	182
Non-U.S. sovereign government, supranational and government related	1,867	1,976	626	1,082	173	73	22
Corporate	5,363	5,604	218	510	2,277	2,141	458
Asset-backed securities	1,110	1,131	264	205	161	14	487
Residential mortgage-backed securities	2,276	2,306	298	1,940	53	—	15
Other mortgage-backed securities	54	55	16	18	19	—	2
Fixed maturities	13,489	13,919	1,505	6,337	2,683	2,228	1,166
Short-term investments	26	25	1	20	—	4	—
Total fixed maturities and short-term investments	13,515	13,944	$1,506	$6,357	$2,683	$2,232	$1,166
Equities	844	1,057
Total	$14,359	$15,001
% of Total fixed maturities and short-term investments			11%	46%	19%	16%	8%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The decrease of $0.4 billion in the fair value of the Company’s fixed maturities and short-term investments from $13.9 billion at December 31, 2014 to $13.5 billion at December 31, 2015 primarily reflects the strengthening of the U.S. dollar against most major currencies, cash outflows to fund the AXIS Termination Fee, increases in U.S. risk-free interest rates and the widening of credit spreads. These decreases were partially offset by net investment income and cash inflows due to asset re-allocations from equities to fixed income. At December 31, 2015, there has been a shift in the distribution of the fixed maturity portfolio compared to December 31, 2014 as the Company decreased its holdings of non-U.S. government bonds and corporate bonds and increased its holdings of U.S. government and U.S. states, territories and municipalities securities, primarily due to changes in risk adjusted returns.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At December 31, 2015, 79% of this category was rated AA with the remaining 21%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at December 31, 2015 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
December 31, 2015					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$119	$—	$291	$410	$152	$139	$119	$—	$—
Singapore	101	—	—	101	101	—	—	—	—
Brazil	25	—	—	25	—	—	—	25	—
All Other	192	—	6	198	6	50	66	76	—
Total Non-European Union	$437	$—	$297	$734	$259	$189	$185	$101	$—
European Union
Germany	$139	$—	$—	$139	$139	$—	$—	$—	$—
Netherlands	114	—	—	114	114	—	—	—	—
France	106	—	—	106	—	106	—	—	—
Belgium	84	—	—	84	—	84	—	—	—
Austria	63	—	—	63	—	63	—	—	—
Supranational	—	53	—	53	3	50	—	—	—
All Other	40	—	—	40	—	3	24	—	13
Total European Union	$546	$53	$—	$599	$256	$306	$24	$—	$13
Total	$983	$53	$297	$1,333	$515	$495	$209	$101	$13
% of Total	74%	4%	22%	100%	39%	37%	16%	7%	1%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At December 31, 2015, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at December 31, 2015 were as follows (in millions of U.S. dollars):

December 31, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$609	$386	$995	20%
Consumer noncyclical	563	199	762	15
Utilities	263	356	619	12
Communications	308	232	540	11
Industrials	316	148	464	9
Consumer cyclical	314	132	446	9
Energy	238	138	376	7
Insurance	247	62	309	6
Technology	147	—	147	3
Basic materials	57	59	116	2
Real estate investment trusts	103	10	113	2
Catastrophe bonds	—	96	96	2
Government guaranteed corporate debt	—	53	53	1
All Other	33	17	50	1
Total	$3,198	$1,888	$5,086	100%
% of Total	63%	37%
At December 31, 2015, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds. At December 31, 2015, the ten largest issuers accounted for 14% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 97% of corporate bonds were rated investment grade and 40% were rated A- or better at December 31, 2015.
At December 31, 2015, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

December 31, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$93	$368	$461
Netherlands	—	93	189	282
France	—	24	158	182
Spain	—	11	99	110
Italy	—	19	81	100
Germany	53	9	19	81
Ireland	—	32	30	62
Luxembourg	—	—	44	44
All Other	—	11	54	65
Total	$53	$292	$1,042	$1,387
% of Total	4%	21%	75%	100%
At December 31, 2015, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation and held less than $63 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at December 31, 2015 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
December 31, 2015	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$142	$108	$89	$—	$387	$726
Non-U.S.	—	—	174	56	42	—	40	312
Asset-backed securities	$—	$—	$316	$164	$131	$—	$427	$1,038
Residential mortgage-backed securities
U.S.	$425	$1,504	$6	$—	$—	$—	$13	$1,948
Non-U.S.	—	—	287	34	21	1	—	343
Residential mortgage-backed securities	$425	$1,504	$293	$34	$21	$1	$13	$2,291
Other mortgage-backed securities
U.S.	$5	$—	$6	$10	$18	$1	$2	$42
Non-U.S.	—	—	7	—	—	—	—	7
Other mortgage-backed securities	$5	$—	$13	$10	$18	$1	$2	$49
Total	$430	$1,504	$622	$208	$170	$2	$442	$3,378
% of Total	13%	45%	18%	6%	5%	—%	13%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at December 31, 2015, other than $19 million of investments in distressed asset vehicles (included in Other invested assets). At December 31, 2015, the Company’s U.S. residential mortgage-backed securities included approximately $5 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At December 31, 2015, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
December 31, 2015	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB	Below investment grade / Unrated
Country
U.S.	$43	$—	$—	$43	$—	$43	$—	$—	$—
All Other	—	—	4	4	—	—	—	3	1
Total	$43	$—	$4	$47	$—	$43	$—	$3	$1
% of Total	91%	—%	9%	100%	—%	91%	—	7%	2%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at December 31, 2015 were as follows (in millions of U.S. dollars):

December 31, 2015	Fair Value	Percentage to Total Fair Value of Equities
Sector
Insurance	$80	22%
Finance	58	16
Real estate investment trusts	46	12
Consumer noncyclical	43	12
Industrials	34	9
Technology	30	8
Consumer cyclical	26	7
Communications	23	6
Basic materials	11	3
All Other	17	5
Total	$368	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	71
Funds holding fixed income securities	5
Total equities	$444
At December 31, 2015, the Company’s “insurance sector” equities included an investment of $60 million in Essent Group Ltd (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At December 31, 2015, U.S. issuers represented 53% of the publicly traded common stocks and ETFs. At December 31, 2015, the ten largest common stocks accounted for 45% of equities (excluding equities held in ETFs and funds holding fixed income securities). At December 31, 2015, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 8% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At December 31, 2015, approximately 79% (or $60 million) of funds and ETFs holding equities were emerging markets funds. At December 31, 2015, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At December 31, 2015, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).

Maturity Distribution
The distribution of fixed maturities and short-term investments at December 31, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

December 31, 2015	Cost	Fair Value
One year or less	$557	$556
More than one year through five years	4,552	4,609
More than five years through ten years	3,337	3,342
More than ten years	1,538	1,610
Subtotal	9,984	10,117
Mortgage/asset-backed securities	3,377	3,378
Total	$13,361	$13,495
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At December 31, 2015, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at December 31, 2015 were as follows (in millions of U.S. dollars):

December 31, 2015	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$224	$	n/a
Asset-backed securities (including annuities and residuals)	9		n/a
Notes and loan receivables and notes securitizations	134		n/a
Total return swaps	—		42
Interest rate swaps (2)	(24)		197
Insurance-linked securities (3)	5		140
Futures contracts	6		3,611
Foreign exchange forward contracts	—		2,101
Foreign currency option contracts	—		82
To-be-announced mortgage-backed securities (TBAs)	(1)		447
Other	46		n/a
Total	$399

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At December 31, 2015, the Company’s strategic investments included $224 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $99 million are recorded in equities and other assets at December 31, 2015.

At December 31, 2015, the Company’s principal finance activities included $157 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.
For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At December 31, 2015, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at December 31, 2015, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
The Company has entered into various weather derivatives and longevity total return swaps for which the underlying risks reference parametric weather risks and longevity risks, respectively. The Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, except for weather derivatives. In determining the fair value of exchange traded weather derivatives, the Company uses quoted market prices. In determining the fair value of non-exchange traded weather derivatives, the Company uses various valuation methods, including unadjusted loss estimates.
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
At December 31, 2015, the Company’s Other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $1 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 7A of Part II of this report).
Funds Held – Directly Managed
Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The assets underlying the funds held – directly managed account are maintained by Colisée Re in a segregated investment portfolio and managed by the Company. Substantially all of the investments in the segregated investment portfolio underlying the funds held – directly managed account are carried at fair value. Realized and unrealized investment gains and losses and net investment income related to this account inure to the benefit of the Company. The Company elects the fair value option for all of the fixed maturities, short-term investments and certain other invested assets in the segregated investment portfolio underlying this account, and accordingly, all changes in fair value are recorded in net realized and unrealized investment gains and losses in the Consolidated Statements of Operations. The composition of the investments underlying the funds held – directly managed account at December 31, 2015 is discussed below. See also the discussion in Counterparty Credit Risk in Item 7A of Part II of this report.

At December 31, 2015, all of the fixed income investments underlying the funds held – directly managed account were publicly traded and were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
Average credit quality	AA		AA
Average yield to maturity	1.2%		1.0%
Expected average duration	3.6	years	3.4	years
The average credit quality and the average yield to maturity of fixed maturities underlying the funds held – directly managed account at December 31, 2015 were comparable to December 31, 2014.
The expected average duration of fixed maturities increased from 3.4 years at December 31, 2014 to 3.6 years at December 31, 2015, primarily due to a reallocation into longer duration assets.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at December 31, 2015 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
December 31, 2015	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$116	$117	$—	$117	$—	$—
U.S. government sponsored enterprises	52	53	—	53	—	—
Non-U.S. sovereign government, supranational and government related	113	120	29	72	19	—
Corporate	95	99	17	21	35	26
Fixed maturities	376	389	$46	$263	$54	$26
Short-term investments	1	1	—	1	—	—
Total fixed maturities and short-term investments	377	390	$46	$264	$54	$26
Other invested assets	21	10
Total (3)	$398	$400
% of Total fixed maturities			12%	68%	14%	6%
			Credit Rating (2)
December 31, 2014	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$103	$105	$—	$105	$—	$—
U.S. government sponsored enterprises	47	49	—	49	—	—
Non-U.S. sovereign government, supranational and government related	120	128	32	81	15	—
Corporate	169	177	21	61	64	31
Fixed maturities	439	459	53	296	79	31
Other invested assets	25	14
Total	$464	$473
% of Total fixed maturities and short-term investments			12%	64%	17%	7%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $400 million of investments underlying the funds held – directly managed account at December 31, 2015, the funds held – directly managed account also includes cash and cash equivalents of $65 million, accrued investment income of $4 million and other assets and liabilities related to the underlying business of $71 million. Accordingly, the total balance in the funds held – directly managed account was $540 million at December 31, 2015.

The decrease in the fair value of the investment portfolio underlying the funds held – directly managed account from $473 million at December 31, 2014 to $400 million at December 31, 2015 was primarily related to the run-off of the underlying liabilities associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At December 31, 2015, 68% of this category was rated AA with the remaining 32%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at December 31, 2015 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
December 31, 2015	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$18	$21	$5	$1	$15
All Other	—	4	—	4	4	—	—
Total Non-European Union	$3	$4	$18	$25	$9	$1	$15
European Union
France	$19	$—	$21	$40	$1	$39	$—
Belgium	19	—	—	19	—	19	—
All Other	14	22	—	36	19	13	4
Total European Union	$52	$22	$21	$95	$20	$71	$4
Total	$55	$26	$39	$120	$29	$72	$19
% of Total	46%	21%	33%	100%	24%	60%	16%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At December 31, 2015, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).

Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at December 31, 2015 were as follows (in millions of U.S. dollars):

December 31, 2015	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$4	$28	$32	33%
Utilities	4	11	15	15
Energy	5	9	14	14
Consumer noncyclical	11	2	13	13
Communications	4	6	10	10
Industrials	3	1	4	4
Technology	4	—	4	4
Real estate investment trusts	3	—	3	3
All Other	—	4	4	4
Total	$38	$61	$99	100%
% of Total	38%	62%	100%
At December 31, 2015, other than the U.S., Norway, Netherlands and France which accounted for 38%, 13%, 13% and 12%, respectively, no other country accounted for more than 9% of the Company’s corporate bonds underlying the funds held – directly managed account.
At December 31, 2015, the ten largest issuers accounted for 47% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 10% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At December 31, 2015, all of the finance sector corporate bonds held were rated A or better by Standard & Poor’s (or estimated equivalent).
At December 31, 2015, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

December 31, 2015	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
Netherlands	$—	$6	$7	$13
France	—	4	7	11
United Kingdom	—	6	2	8
Ireland	—	4	—	4
Germany	1	—	2	3
All Other	—	2	3	5
Total	$1	$22	$21	$44
% of Total	3%	49%	48%	100%
At December 31, 2015, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.

Maturity Distribution
The distribution of fixed maturities and short-term investments underlying the funds held – directly managed account at December 31, 2015 by contractual maturity date was as follows (in millions of U.S. dollars):

December 31, 2015	Cost	Fair Value
One year or less	$72	$73
More than one year through five years	188	196
More than five years through ten years	97	101
More than ten years	20	20
Total	$377	$390
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

The Company decreased its holdings of European sovereign government bonds at December 31, 2015 compared to December 31, 2014, primarily due to changes in risk adjusted returns.
The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of this report for further discussion of the Company’s exposure to the European sovereign debt crisis.
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

At December 31, 2015 and 2014, the Company recorded $658 million and $766 million, respectively, of funds held assets in its Consolidated Balance Sheets. At December 31, 2015, the five largest cedants represented 60% of the funds held balance. Approximately 83% of the funds held balance at December 31, 2015 related to contracts that earned investment income based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized market index (e.g., LIBOR). Interest rates ranged from 0.1% to 8.0% for the year ended December 31, 2015. Under these contractual arrangements, there are no specific assets linked to the funds held assets, and the Company is only exposed to the credit risk of the cedant. These arrangements include three of the five cedants with the largest funds held assets, which represented 46% of the Company’s total funds held balance.
With respect to the remaining 17% of the funds held balance at December 31, 2015, the Company receives an investment return based upon either the results of a pool of assets held by the cedant, or the investment return earned by the cedant on its entire investment portfolio. This portion of the Company’s funds held assets at December 31, 2015 included two of the five cedants with the largest funds held assets, which represented 14% of the Company’s total funds held balance. The Company does not legally own or directly control the investments underlying its funds held assets and only has recourse to the cedant for the receivable balances and no claim to the underlying securities that support the balances. Decisions as to purchases and sales of assets underlying the funds held balances are made by the cedant; in some circumstances, investment guidelines regarding the minimum credit quality of the underlying assets may be agreed upon between the cedant and the Company as part of the reinsurance agreement, or the Company may participate in an investment oversight committee regarding the investment of the net funds, but investment decisions are not otherwise influenced by the Company.
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
Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2015.
The Non-life reserves for unpaid losses and loss expenses at December 31, 2015 and 2014 include reserves guaranteed by Colisée Re (see Business—Reserves in Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of this report for a discussion of the Reserve Agreement). At December 31, 2015 and 2014, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	December 31, 2015	December 31, 2014
Gross Non-life reserves for unpaid losses and loss expenses	$9,065	$9,746
Net Non-life reserves for unpaid losses and loss expenses	8,875	9,531
Net reserves guaranteed by Colisée Re	514	575
See Business—Reserves—Non-life Reserves in Item 1 of Part I of this report for a reconciliation of the net Non-life reserves for unpaid losses and loss expenses for the years ended December 31, 2015, 2014 and 2013 and a discussion of the impact of foreign exchange on unpaid losses and loss expenses.

See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Review of Net Income —Results by Segment above for a discussion of losses and loss expenses.
Policy Benefits for Life and Annuity Contracts
At December 31, 2015 and 2014, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	December 31, 2015	December 31, 2014
Gross policy benefits for life and annuity contracts	$2,052	$2,050
Net policy benefits for life and annuity contracts	2,009	2,021
See Business—Reserves in Item 1 of Part I of this report for a reconciliation of the net life and health reserves for the years ended December 31, 2015, 2014 and 2013.
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
At December 31, 2015 and 2014, the Company recorded $233 million and $244 million, respectively, of reinsurance recoverable on paid and unpaid losses in its Consolidated Balance Sheets. At December 31, 2015, the distribution of the Company’s gross reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating was as follows:

Rating Category	% of total reinsurance recoverable on paid and unpaid losses
AA- or better	13%
A- to A+	42
Less than A-/Unrated/Other	45
Total	100%
At December 31, 2015, 55% of the Company’s reinsurance recoverable on paid and unpaid losses were due from reinsurers with A- or better rating from Standard & Poor’s, compared to 70% at December 31, 2014.

Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Contractual obligations at December 31, 2015 were as follows (in millions of U.S. dollars):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Contractual obligations:
Operating leases	72.1	26.2	37.9	6.6	1.4
Other operating agreements	13.9	7.8	5.4	0.7	—
Other invested assets (1)	92.9	46.6	45.7	0.6	—
Unpaid losses and loss expenses (2)	9,064.7	2,642.5	2,561.6	1,359.1	2,501.5
Policy benefits for life and annuity contracts (3)	2,906.3	419.7	508.3	292.8	1,685.5
Deposit liabilities	44.4	27.1	13.9	1.0	2.4
Employment agreements (4)	4.9	2.3	2.5	0.1	—
Other long-term liabilities:
Senior Notes—principal (5)	750.0	—	250.0	500.0	—
Senior Notes—interest	166.8	44.7	80.8	41.3	—
Capital Efficient Notes—principal (6)	63.4	—	—	—	63.4
Capital Efficient Notes—interest	n/a	4.1	—(6)	—(6)	—(6)
Series D cumulative preferred shares—principal (7)	230.0	—	—	—	230.0
Series D cumulative preferred shares—dividends	n/a	15.0	29.9	29.9	15.0 per annum
Series E cumulative preferred shares—principal (7)	374.0	—	—	—	374.0
Series E cumulative preferred shares—dividends	n/a	27.1	54.2	54.2	27.1 per annum
Series F non-cumulative preferred shares—principal (8)	250.0	—	—	—	250.0
Series F non-cumulative preferred shares—dividends	n/a	14.7	29.4	29.4	14.7 per annum

n/a: Not applicable

(1)	The amounts above for other invested assets represent the Company’s expected timing of funding capital commitments related to its strategic investments.

(2)
The Company’s unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2015, and are not fixed amounts payable pursuant to contractual commitments. The timing and amounts of actual loss payments related to these reserves might vary significantly from the Company’s current estimate of the expected timing and amounts of loss payments based on many factors, including large individual losses as well as general market conditions.

(3)
Policy benefits for life and annuity contracts recorded in the Company’s Consolidated Balance Sheet at December 31, 2015 of $2,052 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

(4)
In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring includes involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans). The continuing salary and other employment benefit costs related to the affected employees will be expensed as the employee remains with the Company and provides service. Following their departure from the Company, employees participating in the termination plans continue to receive pre-determined payments related to employment benefits, which were accrued for by the Company under the terms of the termination plans during the year ended December 31, 2013. The amounts in the table above reflect the Company’s remaining obligations to the eligible employees under all of these plans that will be paid through 2021. For further details related to the restructuring in 2013, see Overview above.

(5)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2015 and 2014. The 6.875% Senior Notes with aggregate principal outstanding of $250 million mature on June 1, 2018 and the 5.500% Senior Notes with aggregate principal outstanding of $500 million mature on June 1, 2020. Interest on the Senior Notes is payable semi-annually and cannot be deferred.

(6)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2015

and 2014. The CENts will mature on December 1, 2066 and may be redeemed at the option of the issuer, in whole or in part, after December 1, 2016 or earlier upon occurrence of specific rating agency or tax events. Interest on the CENts is payable semi-annually and commenced on June 1, 2007 through to December 1, 2016 at an annual fixed rate of 6.440% and will be payable quarterly thereafter until maturity at an annual rate of 3-month LIBOR plus a margin equal to 2.325%. As a result of the change in interest rate, the table above only shows the interest payable for 2016.

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
In connection with the Merger Agreement with EXOR, the Company will incur further charges that are contingent upon the closing of the EXOR transaction of between $30 million and $40 million related to professional costs. The Company will incur these costs upon the closing of the transaction, which is expected to occur in the first quarter of 2016.
Due to the limited nature of the information presented above, it should not be considered indicative of the Company’s liquidity or capital needs. See Liquidity below.
The Company has committed to a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2015, the Company's participation in the facility was $81 million. At December 31, 2015, the letter of credit facility has not been drawn down and can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless canceled by the bank, the credit facility automatically extends for one year, each year until maturity.
Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $6.9 billion at December 31, 2015, a 2% decrease compared to $7.0 billion at December 31, 2014. The major factors contributing to the decrease in shareholders’ equity during the year ended December 31, 2015 were:

•	dividend payments of $190 million related to the Company’s common and preferred shares; and

•
a net decrease of $13 million, due to the repurchase of common shares of $59 million under the Company’s share repurchase program, partially offset by the issuance of common shares under the Company’s employee equity plans of $46 million; partially offset by

•	comprehensive income of $55 million, which was primarily related to net income.
See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the year ended December 31, 2015.
As part of its long-term strategy, the Company will continue to actively manage capital resources to support its operations throughout the reinsurance cycle and for the benefit of its shareholders, subject to the ability to maintain strong ratings from the major rating agencies and the unquestioned ability to pay claims as they arise. Generally, the Company seeks to increase its capital when its current capital position is not sufficient to support the volume of attractive business opportunities available. Conversely, the Company will seek to reduce its capital, through the payment of dividends on its common shares or share repurchases, when available business opportunities are insufficient or unattractive to fully utilize the Company’s capital at adequate returns. The Company may also seek to reduce or restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise. As described below, the Company's share repurchases were suspended during 2015 further to the terms of the Amalgamation Agreement with AXIS and the Merger Agreement with EXOR.
Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. For a discussion related to growth in Diluted Tangible Book Value per Share plus dividends see Key Financial Measures above.

The capital structure of the Company at December 31, 2015 and 2014 was as follows (in millions of U.S. dollars):

	December 31, 2015		December 31, 2014
Capital Structure:
Senior notes(1)	$750	10%	$750	9%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,047	78	6,195	79
Total Capital	$7,714	100%	$7,862	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

The decrease in total capital during 2015 was related to the same factors above describing the decrease in shareholders’ equity attributable to PartnerRe Ltd.
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
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.
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
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.

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
On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2015 and 2014, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.
The Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2015.
Shareholders’ Equity
Share Repurchases
At December 31, 2015, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.3 million common shares were held in treasury and are available for reissuance. During 2015, the Company reissued approximately 0.6 million of its common shares under its employee share-based awards program at a total cost of $51.6 million, representing an average cost of $82.88 per share. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities and the share repurchase program remains suspended under the terms of the Merger Agreement with EXOR.
During 2015, the Company repurchased approximately 0.5 million of its common shares under its authorized share repurchase program at a total cost of $59 million, representing an average cost of $112.89 per share. These shares were repurchased at a discount to diluted book value per share at December 31, 2014 of approximately 11%.
Redeemable Preferred Shares
At December 31, 2015, the Company had Series D and Series E cumulative redeemable preferred shares and Series F non-cumulative redeemable preferred shares outstanding as follows (in millions of U.S. dollars or shares, except percentage amounts):

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
As described in Business in Item 1 of Part I and in Executive Overview above, under the terms of the Merger Agreement, the Company sought to obtain a private letter ruling from the IRS that the enhanced terms of the preferred shares, to be effected through an exchange offer would not be treated as fast-pay stock (within the meaning of Treasury Regulations Section 1.7701(l)-3(b)) for U.S. federal income tax purposes. On February 17, 2016, the Company announced that the IRS has indicated that it will not grant a private letter ruling clarifying the tax shelter reporting obligations applicable to the surviving company’s preferred shares. As such, the Merger Agreement provides that EXOR will pay a contingent cash payment of approximately $42.7 million, in aggregate (equal to $1.25 per preferred share), to the holders of record of the Company’s preferred shares as of the effective time of the Merger subject and subsequent to the closing of the transaction. Following the closing, EXOR will use commercially reasonable efforts to launch an exchange offer, referred to as the Alternate Exchange Offer in the Merger Agreement, whereby participating preferred shareholders would receive newly issued preferred shares reflecting, subject to certain exceptions contained in the existing preferred shares, an extended call date of the fifth anniversary of the date of issuance and a restriction on payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s applicable existing preferred shares.
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At December 31, 2015 and 2014, cash and cash equivalents were $1.6 billion and $1.3 billion, respectively. The increase in cash and cash equivalents of $0.3 billion was primarily due to investment income, the timing of investing activities and asset reallocations, which were partially offset by the cash payment of the AXIS Termination Fee, dividend payments and taxes paid.
Net cash provided by operating activities of $319 million in 2015 decreased from $853 million in 2014. The decrease in net cash provided by operating activities in 2015 was mainly due to the cash payment of the AXIS Termination Fee, lower underwriting cash flows and lower investment income compared to 2014.
Net cash provided by investing activities was $295 million in 2015 compared to net cash used in investing activities of $250 million in 2014. The net cash provided by investing activities in 2015 primarily reflects the timing of investing activities and asset reallocations. The net cash used in investing activities in 2014 reflects the investment of net cash flows from operating activities, which was offset by the sale and maturity of investments used to fund financing activities.
Net cash used in financing activities was $309 million in 2015 compared to $736 million in 2014. Net cash used in financing activities in 2015 and 2014 was primarily related to dividend payments on common and preferred shares, the Company's share repurchases and distributions related to Lorenz Re. In connection with the Amalgamation Agreement and, subsequently, the Merger Agreement, the Company suspended its share repurchase program resulting in the lower net cash used in financing activities in 2015 compared to 2014.
The parent company is a holding company with no operations or significant assets other than its investments in its subsidiaries and other intercompany balances. The parent company has cash outflows in the form of other expenses (including Transaction Costs), interest payments related to its debt, dividends to both common and preferred shareholders and, from time to time, cash outflows for principal repayments related to its debt, and the repurchase of its common shares under its share repurchase program. For the year ended December 31, 2015, the parent company incurred other expenses of $435 million, common dividends were $133 million, preferred dividends were $57 million and share repurchases were $59 million. The Company will declare approximately $57 million in dividends to preferred shareholders in 2016.

On November 19, 2015, the Company declared a special dividend of $3.00 per share, or approximately $150 million in total, payable to its common shareholders prior to the closing of the Merger Agreement transaction. The payment of this special dividend is conditional and contingent upon the consummation of the Merger.
The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe, PartnerRe U.S. and PartnerRe Asia (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda, Irish and Singapore laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2015, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions as described in Note 14 to Consolidated Financial Statements in Item 8 of Part II of this report.
The reinsurance subsidiaries of the Company depend upon cash inflows from the collection of premiums as well as investment income and proceeds from the sales and maturities of investments to meet their obligations. Cash outflows are in the form of claims payments, purchase of investments, other expenses, income tax payments, intercompany payments as well as dividend payments to the holding company, and additionally, in the case of PartnerRe U.S. Holdings, interest payments on the Senior Notes and the CENts. At December 31, 2015, PartnerRe U.S. Holdings and its subsidiaries have $750 million in Senior Notes and $63 million of CENts outstanding and will pay approximately $49 million in aggregate interest payments in 2016 related to this debt.
Historically, the operating subsidiaries of the Company have generated sufficient cash flows to meet all of their obligations. Because of the inherent volatility of the business written by the Company, the seasonality in the timing of payments by cedants, the irregular timing of loss payments, the impact of a change in interest rates and credit spreads on the investment income as well as seasonality in coupon payment dates for fixed income securities, cash flows from operating activities may vary significantly between periods. The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $15.9 billion at December 31, 2015, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.1 billion.
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
The Company’s current financial strength ratings and outlooks are as follows:

Standard & Poor’s	A+	Negative
Moody’s	A1	Stable
A.M. Best	A	Under Review with Negative Implications
Fitch	AA-	Ratings Watch Negative
Following the announcement of the Company’s proposed Amalgamation with AXIS in January 2015 and subsequently, the Merger Agreement with EXOR, Standard & Poor's, A.M. Best and Fitch announced certain changes to their ratings, while Moody’s affirmed the Company's rating with a stable outlook.

Specifically, following the announcement of the Company's Merger Agreement with EXOR in August 2015, Standard & Poor’s affirmed the Company's ratings, but revised its outlook from stable to negative citing concerns over the uncertainty about how the Company will operate under the new proposed ownership. A.M. Best downgraded the Company's financial strength rating from A+ (Superior) to A (Excellent) and placed it under review with negative implications citing concerns regarding the Company's concentration in reinsurance and the lack of a diversified product platform along with concerns and uncertainties associated with the proposed new ownership. Fitch maintained the Company’s ratings on watch negative citing concerns over the execution risk as well as uncertainties associated with the proposed new ownership. The Company is in dialogue with Standard & Poor's, A.M. Best and Fitch to address their rating concerns. The status of any further changes to ratings or outlooks will depend on various factors, including the timing of the closing, when it occurs.
Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured letter of credit facilities. At December 31, 2015, the total amount of such credit facilities available to the Company was approximately $817 million, with each of the significant facilities described below. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $113 million and $375 million, respectively, at December 31, 2015, in respect of reported loss and unearned premium reserves.
The Company maintains a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2016. Unless canceled by either counterparty, this credit facility automatically extends for one year.
In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2015 is a $300 million secured credit facility, which matures on December 31, 2018, and a $140 million secured credit facility, which matures on December 31, 2017. At December 31, 2015, no conditions of default existed under these facilities.
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
At December 31, 2015, the value of the U.S. dollar strengthened against most major currencies compared to December 31, 2014, which resulted in a decrease in the U.S. dollar value of the assets and liabilities denominated in non-U.S. dollar currencies. See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the years ended December 31, 2015, 2014 and 2013.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account decreased by $46 million during the year ended December 31, 2015 compared to a decrease of $9 million and $32 million during the years ended December 31, 2014 and 2013, respectively, primarily due to the translation of the Company’s subsidiaries and branches, whose functional currencies are the Canadian dollar and the euro.
The reconciliation of the currency translation adjustment for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
Currency translation adjustment at beginning of year	$(8)	$1	$33
Change in foreign currency translation adjustment included in accumulated other comprehensive loss, inclusive of the impact of designated net investment hedge	(46)	(9)	(32)
Currency translation adjustment at end of year	$(54)	$(8)	$1
From time to time, the Company enters into net investment hedges. At December 31, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar.

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
Interest Rate Risk
The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held - directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. For unpaid loss reserves and policy benefits related to non-life business and the mortality line of the life business, the estimated duration of the Company’s liabilities is based on projected claims payout patterns. For policy benefits related to annuity business, the Company estimates duration based on its commitment to annuitants. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship.
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
At December 31, 2015, the Company held approximately $3,378 million of its total invested assets in mortgage/asset-backed securities. These assets are exposed to prepayment risk, the adverse impact of which is more evident in a declining interest rate environment.
At December 31, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,880	7%	$15,348	4%	$14,816	$14,284	(4)%	$13,752	(7)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	486	7	470	4	454	438	(4)	422	(7)
Total invested assets (3)	17,622	7	17,074	3	16,526	15,978	(3)	15,430	(7)
Shareholders’ equity attributable to PartnerRe Ltd.	7,997	16	7,449	8	6,901	6,353	(8)	5,805	(16)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at December 31, 2015 compared to December 31, 2014.
Interest rate movements also affect the economic value of the Company’s outstanding debt obligations and preferred securities in the same way that they affect the Company’s fixed maturity investments. This can result in a liability whose economic value is different from the carrying value reported in the Consolidated Balance Sheet given the Company records the carrying value of its outstanding debt obligations and preferred securities at the original issued principal amount. The Company believes that the economic fair value of its outstanding Senior Notes, CENts and preferred shares at December 31, 2015 was as follows (in millions of U.S. dollars):

	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750	$830
Debt related to Capital Efficient Notes (2)	63	63
Series D cumulative preferred shares	230	251
Series E cumulative preferred shares	374	427
Series F non-cumulative preferred shares	250	260

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

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
The fair value of the Company’s Senior Notes decreased at December 31, 2015 compared to December 31, 2014, primarily due to an increase in risk-free interest rates during 2015, while the CENts were essentially flat at December 31, 2015 compared to December 31, 2014. The fair value of the Company’s preferred shares increased at December 31, 2015 compared to December 31, 2014 as the fair value is impacted by the enhanced preferred share terms, as described in Business in Item 1 of Part I and in Executive Overview above.
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
At December 31, 2015, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	December 31, 2015	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,756	6%	$15,286	3%	$14,816	$14,346	(3)%	$13,876	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	468	3	461	2	454	447	(2)	440	(3)
Total invested assets (3)	17,480	6	17,003	3	16,526	16,049	(3)	15,572	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,855	14	7,378	7	6,901	6,424	(7)	5,947	(14)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.

The changes above also do not take into account any potential mitigating impact from the taxes and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., as a percentage of total invested assets and shareholders' equity attributable to PartnerRe Ltd. has not changed significantly at December 31, 2015 compared to December 31, 2014 and has increased in absolute terms at December 31, 2015 compared to December 31, 2014 as a result of an increase in spread duration on fixed income investments.
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
The Company’s gross and net exposure in its Consolidated Balance Sheet at December 31, 2015 to foreign currency as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$2,577	$1,784	$787	$18	$147	$817	$6,130
Total liabilities	(3,241)	(1,403)	(333)	(312)	(20)	(1,311)	(6,620)
Total gross foreign currency exposure	(664)	381	454	(294)	127	(494)	(490)
Total derivative amount	401	(393)	(25)	272	(99)	610	766
Net foreign currency exposure	$(263)	$(12)	$429	$(22)	$28	$116	$276

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Consolidated Balance Sheet at December 31, 2015.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the year to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.
At December 31, 2015, the Company’s net foreign currency exposure in its Consolidated Balance Sheet, after the effect of derivatives, was $276 million. The Company’s most significant net foreign currency exposures at December 31, 2015 were to the euro and Canadian dollar which reflect the unhedged net investment in its European subsidiaries and branches and Canadian branches, respectively. The increase in the Company’s net foreign currency exposure from $111 million at December 31, 2014 to $276 million at December 31, 2015 is primarily related to an increase in the Company’s net foreign currency exposure to the euro.
At December 31, 2015, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the

Company’s net foreign currency exposure of $28 million and $55 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
Investments and Cash
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At December 31, 2015, approximately 58% of the Company’s fixed maturity portfolio (including the funds held – directly managed account and funds holding fixed maturity securities) was rated AA (or equivalent rating) or better.
At December 31, 2015, approximately 73% of the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 7% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level. At December 31, 2015, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 11% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 1% of total investments and cash (excluding the funds held – directly managed account) at December 31, 2015. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and less than 15% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at December 31, 2015. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 10% and less than 47% of total corporate fixed maturity securities underlying the funds held – directly managed account at December 31, 2015, respectively.
The Company keeps cash and cash equivalents in several banks and monitors significant concentrations of credit risk in any one bank. At December 31, 2015, the Company held cash and cash equivalent of $1.2 billion with a high credit quality international bank which was primarily invested in United States government and government sponsored enterprises' money market funds. This concentration at December 31, 2015 was partially due to the timing of investment sale and purchase activity and certain specific cash requirements related to the closing of the Merger.
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
Derivatives
To a lesser extent, the Company also has credit risk exposure as a party to foreign exchange forward contracts and other derivative contracts. To mitigate this risk, the Company monitors its exposure by counterparty, aims to diversify its counterparty credit risk and ensures that counterparties to these contracts are high credit quality international banks or counterparties. These contracts are generally of short duration (approximately 90 days) and settle on a net basis, which means that the Company is exposed to the movement of one currency against the other, as opposed to the notional amount of the contracts. At December 31, 2015, the Company’s absolute notional value of foreign exchange forward contracts and foreign currency option contracts was $1,790 million, while the net fair value of those contracts was an asset position of $10 million.

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
The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Risk Factors in Item 1A of Part I of this report for information related to two brokers that accounted for approximately 41% of the Company’s gross premiums written for the year ended December 31, 2015.
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company’s cedants at December 31, 2015 were $2,428 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible and the allowance for uncollectible premiums receivable was $8 million at December 31, 2015.
The Company purchases retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. At December 31, 2015, the balance of reinsurance recoverable on paid and unpaid non-life and life reserves was $233 million, which is net of the allowance provided for uncollectible reinsurance recoverables of $9 million. At December 31, 2015, 55% of the Company’s reinsurance recoverable on paid and unpaid non-life and life reserves were either due from reinsurers with an A- or better rating from Standard & Poor’s. See Financial Condition, Liquidity and Capital Resources—Reinsurance Recoverable on Paid and Unpaid Losses above for details of the Company’s reinsurance recoverable on paid and unpaid losses categorized by the reinsurer’s Standard & Poor’s rating.
Other than the items discussed above, the concentrations of the Company’s counterparty credit risk exposures have not changed materially at December 31, 2015 compared to December 31, 2014.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $439 million, excluding funds holding fixed income securities of $5 million) at December 31, 2015. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.88 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at December 31, 2015 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	December 31, 2015	10% Increase	% Change	20% Increase	% Change
Equities (1)	$361	(18)%	$400	(9)%	$439	$478	9%	$517	18%
Total invested assets (2)	16,448	—	16,487	—	16,526	16,565	—	16,604	—
Shareholders’ equity attributable to PartnerRe Ltd.	6,823	(1)	6,862	(1)	6,901	6,940	1	6,979	1

(1)	Excludes funds holding fixed income securities of $5 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
The impact of an immediate change of 10% in the S&P 500 Index as a percentage of total equities or the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd. has decreased in absolute terms at December 31, 2015 compared to December 31, 2014 as a result of a decrease in equity investments. There was no material change in the percentage impact of an immediate change of 10% in the S&P 500 Index as a percentage of total equities or the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at December 31, 2015 compared to December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PartnerRe Ltd.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2015, $13,313,819; 2014, $13,489,633)	$13,448,262	$13,918,745
Short-term investments, at fair value (amortized cost: 2015, $46,689; 2014, $25,699)	46,688	25,678
Equities, at fair value (cost: 2015, $418,428; 2014, $843,429)	443,861	1,056,514
Other invested assets	399,204	298,827
Total investments	14,338,015	15,299,764
Funds held – directly managed (cost: 2015, $537,661; 2014, $600,379)	539,743	608,853
Cash and cash equivalents	1,577,097	1,313,468
Accrued investment income	141,672	158,737
Reinsurance balances receivable	2,428,020	2,454,850
Reinsurance recoverable on paid and unpaid losses	282,916	246,158
Funds held by reinsured companies	657,815	765,905
Deferred acquisition costs	629,372	661,186
Deposit assets	88,152	92,973
Net tax assets	102,596	6,876
Goodwill	456,380	456,380
Intangible assets	133,011	159,604
Other assets	31,254	45,603
Total assets	$21,406,043	$22,270,357
Liabilities
Unpaid losses and loss expenses	$9,064,711	$9,745,806
Policy benefits for life and annuity contracts	2,051,935	2,050,107
Unearned premiums	1,644,757	1,750,607
Other reinsurance balances payable	246,089	182,395
Deposit liabilities	44,420	70,325
Net tax liabilities	218,652	240,989
Accounts payable, accrued expenses and other	411,539	304,728
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	14,503,092	15,165,946
Shareholders’ Equity
Common shares (par value $1.00; issued: 2015 and 2014, 87,237,220 shares)	87,237	87,237
Preferred shares (par value $1.00; issued and outstanding: 2015 and 2014, 34,150,000 shares; aggregate liquidation value: 2015 and 2014, $853,750)	34,150	34,150
Additional paid-in capital	3,982,147	3,949,665
Accumulated other comprehensive loss	(83,283)	(34,083)
Retained earnings	6,146,802	6,270,811
Common shares held in treasury, at cost (2015, 39,303,068 shares; 2014, 39,400,936 shares)	(3,266,552)	(3,258,870)
Total shareholders’ equity attributable to PartnerRe Ltd.	6,900,501	7,048,910
Noncontrolling interests	2,450	55,501
Total shareholders’ equity	6,902,951	7,104,411
Total liabilities and shareholders’ equity	$21,406,043	$22,270,357
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except share and per share data)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues
Gross premiums written	$5,547,525	$5,932,003	$5,569,706
Net premiums written	$5,229,548	$5,719,884	$5,396,526
Decrease (increase) in unearned premiums	39,630	(110,689)	(198,316)
Net premiums earned	5,269,178	5,609,195	5,198,210
Net investment income	449,784	479,696	484,367
Net realized and unrealized investment (losses) gains	(297,479)	371,796	(160,735)
Other income	9,144	16,190	16,565
Total revenues	5,430,627	6,476,877	5,538,407
Expenses
Losses and loss expenses and life policy benefits	3,157,420	3,462,770	3,157,808
Acquisition costs	1,217,003	1,213,822	1,077,628
Other expenses	790,723	449,688	500,466
Interest expense	48,988	48,963	48,929
Amortization of intangible assets	26,593	27,486	27,180
Net foreign exchange losses (gains)	9,461	(18,201)	18,203
Total expenses	5,250,188	5,184,528	4,830,214
Income before taxes and interest in earnings of equity method investments	180,439	1,292,349	708,193
Income tax expense	79,664	239,506	48,416
Interest in earnings of equity method investments	6,375	15,270	13,665
Net income	107,150	1,068,113	673,442
Net income attributable to noncontrolling interests	(2,769)	(13,139)	(9,434)
Net income attributable to PartnerRe Ltd.	104,381	1,054,974	664,008
Preferred dividends	56,735	56,735	57,861
Loss on redemption of preferred shares	—	—	9,135
Net income attributable to PartnerRe Ltd. common shareholders	$47,646	$998,239	$597,012
Comprehensive income
Net income attributable to PartnerRe Ltd.	$104,381	$1,054,974	$664,008
Change in currency translation adjustment	(46,055)	(8,892)	(31,778)
Change in unfunded pension obligation, net of tax	(2,285)	(12,067)	9,861
Change in unrealized losses on investments, net of tax	(860)	(886)	(918)
Total other comprehensive loss, net of tax	(49,200)	(21,845)	(22,835)
Comprehensive income attributable to PartnerRe Ltd.	$55,181	$1,033,129	$641,173
Per share data attributable to PartnerRe Ltd. common shareholders
Net income per common share:
Basic net income	$1.00	$19.96	$10.78
Diluted net income	$0.97	$19.51	$10.58
Weighted average number of common shares outstanding	47,771,673	50,019,480	55,378,980
Weighted average number of common shares and common share equivalents outstanding	48,939,870	51,174,225	56,448,105
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Common shares
Balance at beginning of year	$87,237	$86,657	$85,460
Issuance of common shares	—	580	1,197
Balance at end of year	87,237	87,237	86,657
Preferred shares
Balance at beginning of year	34,150	34,150	35,750
Issuance of preferred shares	—	—	10,000
Redemption of preferred shares	—	—	(11,600)
Balance at end of year	34,150	34,150	34,150
Additional paid-in capital
Balance at beginning of year	3,949,665	3,901,627	3,861,844
Stock compensation expense, net of taxes paid	32,482	25,519	51,339
Issuance of common shares	—	22,519	26,444
Issuance of preferred shares	—	—	231,265
Redemption of preferred shares	—	—	(269,265)
Balance at end of year	3,982,147	3,949,665	3,901,627
Accumulated other comprehensive loss
Balance at beginning of year	(34,083)	(12,238)	10,597
Currency translation adjustment
Balance at beginning of year	(7,915)	977	32,755
Change in foreign currency translation adjustment	(36,750)	(8,892)	(31,778)
Change in net unrealized gain on designated net investment hedge	(9,305)	—	—
Balance at end of year	(53,970)	(7,915)	977
Unfunded pension obligation
Balance at beginning of year	(29,576)	(17,509)	(27,370)
Change in unfunded pension obligation, net of tax	(2,285)	(12,067)	9,861
Balance at end of year (net of tax: 2015, $8,804; 2014, $8,301; 2013, $5,029)	(31,861)	(29,576)	(17,509)
Unrealized gain on investments
Balance at beginning of year	3,408	4,294	5,212
Change in unrealized losses on investments, net of tax	(860)	(886)	(918)
Balance at end of year (net of tax: 2015, 2014 and 2013: $nil)	2,548	3,408	4,294
Balance at end of year	(83,283)	(34,083)	(12,238)
Retained earnings
Balance at beginning of year	6,270,811	5,406,797	4,952,002
Net income	107,150	1,068,113	673,442
Net income attributable to noncontrolling interests	(2,769)	(13,139)	(9,434)
Reissuance of common shares	(38,051)	—	—
Dividends on common shares	(133,604)	(134,225)	(142,217)
Dividends on preferred shares	(56,735)	(56,735)	(57,861)
Loss on redemption of preferred shares	—	—	(9,135)
Balance at end of year	6,146,802	6,270,811	5,406,797
Common shares held in treasury
Balance at beginning of year	(3,258,870)	(2,707,461)	(2,012,157)
Repurchase of common shares	(59,266)	(551,409)	(695,304)
Reissuance of common shares	51,584	—	—
Balance at end of year	(3,266,552)	(3,258,870)	(2,707,461)
Total shareholders’ equity attributable to PartnerRe Ltd.	$6,900,501	$7,048,910	$6,709,532
Noncontrolling interests	2,450	55,501	56,627
Total shareholders’ equity	$6,902,951	$7,104,411	$6,766,159
See accompanying Notes to Consolidated Financial Statements.

PartnerRe Ltd.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities
Net income	$107,150	$1,068,113	$673,442
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	93,754	107,047	151,666
Amortization of intangible assets	26,593	27,486	27,180
Net realized and unrealized investment losses (gains)	297,479	(371,796)	160,735
Changes in:
Reinsurance balances, net	(122,866)	(142,268)	(507,346)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	55,172	46,857	45,422
Funds held by reinsured companies and funds held – directly managed	131,713	188,902	99,394
Deferred acquisition costs	(5,784)	(55,786)	(72,956)
Net tax assets and liabilities	(105,635)	(10,951)	(99,067)
Unpaid losses and loss expenses including life policy benefits	(118,976)	(168,490)	41,956
Unearned premiums	(39,630)	110,689	198,316
Other net changes in operating assets and liabilities	(158)	52,796	108,525
Net cash provided by operating activities	318,812	852,599	827,267
Cash flows from investing activities
Sales of fixed maturities	7,796,537	8,730,831	7,887,186
Redemptions of fixed maturities	743,743	696,301	1,167,483
Purchases of fixed maturities	(8,608,288)	(9,844,660)	(8,872,874)
Sales and redemptions of short-term investments	178,166	92,956	312,376
Purchases of short-term investments	(200,533)	(106,364)	(176,339)
Sales of equities	1,184,380	691,970	796,403
Purchases of equities	(647,533)	(452,201)	(695,456)
Other, net	(151,198)	(58,840)	(786)
Net cash provided by (used in) investing activities	295,274	(250,007)	417,993
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(190,339)	(190,960)	(200,078)
Repurchase of common shares	(71,376)	(547,120)	(715,421)
Reissuance of treasury shares and issuance of common shares, net of taxes paid	7,996	16,785	51,111
(Distribution) sale of shares to noncontrolling interests	(55,820)	(14,265)	47,193
Net proceeds from issuance of preferred shares	—	—	241,265
Repurchase of preferred shares	—	—	(290,000)
Net cash used in financing activities	(309,539)	(735,560)	(865,930)
Effect of foreign exchange rate changes on cash	(40,918)	(50,049)	(4,550)
Increase (decrease) in cash and cash equivalents	263,629	(183,017)	374,780
Cash and cash equivalents—beginning of year	1,313,468	1,496,485	1,121,705
Cash and cash equivalents—end of year	$1,577,097	$1,313,468	$1,496,485

Supplemental cash flow information:
Taxes paid	$220,336	$284,798	$174,031
Interest paid	49,259	49,259	49,259
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
Effective December 31, 2012, the Company completed the acquisition of Presidio Reinsurance Group, Inc. (subsequently renamed and referred to herein as PartnerRe Health), a U.S. specialty accident and health reinsurance and insurance writer.
As of April 1, 2015, PartnerRe Asia became the principal reinsurance carrier for the Company’s non-life and life business underwritten in the Asia Pacific region. The establishment of PartnerRe Asia has enabled the Company's Asian reinsurance operations to be consolidated into one regional, well-capitalized entity and will support its growing underwriting presence in the region.
In January 2015, the Company entered into an Agreement and Plan of Amalgamation (Amalgamation Agreement) with Axis Capital Holdings Limited, a Bermuda exempted company (AXIS), pursuant to which the two companies would amalgamate and continue as a single Bermuda exempted company.
On April 14, 2015, the Company announced the receipt of an unsolicited written proposal from EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, to acquire 100% of the outstanding common shares of the Company for $130 per share in cash.
On August 2, 2015, after subsequent negotiations with EXOR, the Company entered into an Agreement and Plan of Merger with Exor N.V., Pillar Ltd., a wholly owned subsidiary of Exor N.V., and, solely with respect to certain specified sections thereof, EXOR (as subsequently amended, the Merger Agreement). The transaction would be effected by a merger of Pillar Ltd. with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Exor N.V. (Merger). Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger shall automatically be canceled and converted into the right to receive (i) $137.50 in cash per share and (ii) be entitled to receive a one-time special pre-closing cash dividend in the amount of $3.00 per common share.
In addition, under the terms of the Merger Agreement, EXOR committed to either (i) a 100 basis points increase in the current applicable preferred share dividend rate, such increase to be effected through an exchange offer and to be conditional and contingent upon the Company obtaining a private letter ruling from the U.S. Internal Revenue Service (IRS) that the enhanced terms will not be treated as fast-pay stock (within the meaning of Treasury Regulations Section 1.7701(l)-3(b)) for U.S. federal income tax purposes or (ii) if such private letter ruling is not obtained prior to closing of the transaction, pay a cash payment of approximately $42.7 million in aggregate (equal to $1.25 per preferred share) to the holders of record of the Company’s preferred shares as at the effective time of the Merger subject and subsequent to the closing of the transaction. On February 17, 2016, the Company announced that the IRS had indicated that it will not grant a private letter ruling clarifying the tax shelter reporting obligations applicable to the surviving company’s preferred shares.
As such,  following the closing, EXOR will pay a cash payment of approximately $42.7 million in aggregate to the holders of record of the Company’s preferred shares as at the effective time of the Merger and the Company will use commercially reasonable efforts to launch an exchange offer after the closing of the Merger, referred to as the Alternate Exchange Offer in the Merger Agreement, whereby participating preferred shareholders would receive newly issued preferred shares reflecting, subject to certain exceptions contained in the existing preferred shares, an extended call date of the fifth anniversary of the date of issuance and a restriction on payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020.

The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s applicable existing preferred shares.
In connection with the execution of the Merger Agreement with EXOR, the Company and AXIS terminated the Amalgamation Agreement. On August 3, 2015, the Company paid AXIS a termination fee and reimbursement of expenses of $315 million (AXIS Termination Fee).
On November 19, 2015, the Merger with EXOR was approved by the Company's shareholders and the consummation of the Merger is pending certain regulatory approvals and other customary closing conditions. In addition, the Board of Directors (BOD) declared the special dividend, which is conditional and contingent upon the issuance of the certificate of merger by the Bermuda Registrar of Companies. See Note 18 for further details.
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
(l) Income Taxes
Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income or loss or, in certain cases, to accumulated other comprehensive income or loss, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When Management’s assessment indicates that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.
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
(m) Translation of Foreign Currencies
The reporting currency of the Company is the U.S. dollar. The national currencies of the Company’s subsidiaries and branches are generally their functional currencies, except for the Company’s Bermuda subsidiaries, its Swiss branch and its Singapore subsidiary and branches, whose functional currency is the U.S. dollar. In translating the financial statements of those subsidiaries or branches whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are reported in the Consolidated Balance Sheets as currency translation adjustment, a separate component of accumulated other comprehensive income or loss.
In recording foreign currency transactions, revenue and expense items are converted into the functional currency at the average rates of exchange for the period. Assets and liabilities originating in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the balance sheet dates. The resulting foreign exchange gains or losses are included in net foreign exchange gains or losses in the Consolidated Statements of Operations. The Company also records realized and unrealized foreign exchange gains and losses on certain hedged items in net foreign exchange gains or losses in the Consolidated Statements of Operations (see Note 2(n)).
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
The derivatives employed by the Company to hedge currency exposure related to fixed income securities and other reinsurance assets and liabilities are not designated as hedges. The changes in fair value of these derivatives not designated as hedges are recognized in net foreign exchange gains and losses in the Consolidated Statements of Operations.
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
Other Derivatives
The Company’s investment strategy allows for the use of derivative instruments, subject to strict limitations. The Company utilizes various derivative instruments such as foreign exchange forward contracts, foreign currency option contracts, futures contracts, to-be-announced mortgage-backed securities (TBAs) and credit default swaps for the purpose of managing overall currency risk, market exposures and portfolio duration, for hedging certain investments, or for enhancing investment performance that would be allowed under the Company’s investment policy if implemented in other ways. These instruments are recorded at fair value as assets and liabilities in the Consolidated Balance Sheets. Changes in fair value are included in net realized and unrealized investment gains or losses in the Consolidated Statements of Operations, except changes in the fair value of foreign currency option contracts and foreign exchange forward contracts which are included in net foreign exchange gains or losses in the Consolidated Statements of Operations. Margin balances required by counterparties, which are equal to a percentage of the total value of open futures contracts, are included in cash and cash equivalents.
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
(q) Share-Based Compensation
The Company uses six types of share-based compensation: share options, restricted shares (RS), restricted share units (RSUs), performance-based RSUs (PSUs), share-settled share appreciation rights (SSARs) and shares issued under the Company’s employee share purchase plans.
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
(s) Variable Interest Entities and Noncontrolling Interests
The Company is involved in the normal course of business with variable interest entities (VIEs) including certain limited partnerships, trusts, fixed maturity investments and asset-backed securities. The Company performs a qualitative assessment at the date when it becomes initially involved in the VIE followed by ongoing reassessments related to its involvement in VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the amounts invested in and advanced to the VIEs that are reported within fixed maturities and other invested assets in the Company’s Consolidated Balance Sheets and any unfunded commitments.
The Company also has three indirect 100% owned subsidiaries, PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., that are considered to be VIEs, which were utilized to issue the Company’s debt related to senior notes (Senior Notes) and Capital Efficient Notes (CENts). The Company determined that it was not the primary beneficiary of any of these VIEs at December 31, 2015. As a result, the Company has not consolidated PartnerRe Finance A LLC, PartnerRe Finance B LLC and PartnerRe Finance II Inc., and has reflected the debt issued by the Company related to the Senior Notes and CENts as liabilities in the Consolidated Balance Sheets (see Note 10). The interest on the debt related to the Senior Notes and CENts is reported as interest expense in the Consolidated Statements of Operations.
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
(u) Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued updated guidance on the consolidation of voting interest entities and variable interest entities. The update requires entities to reevaluate whether they should consolidate certain legal entities. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance on January 1, 2016 did not have a significant impact on the Company's Consolidated Financial Statements and disclosures.
In May 2015, the FASB issued updated guidance on disclosures related to short-duration insurance contracts. The update expands required disclosures to increase the transparency of significant estimates made in measuring the liability for unpaid losses and loss expenses, improve comparability and facilitate financial statement users' analysis of the cash flows arising from re/insurance contracts and the development of loss reserve estimates. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its disclosures.
In May 2015, the FASB issued updated guidance on disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The update eliminates the requirement to categorize investments measured using the NAV practical expedient in the fair value hierarchy table. The guidance is applicable retrospectively and is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements and disclosures.

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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; asset-backed securities; mortgage-backed securities; short-term investments; certain equities traded on foreign exchanges; certain preferred equities; certain fixed income mutual funds; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, interest rate swaps and TBAs.

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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account (see Notes 4 and 5). At December 31, 2015 and 2014, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,872,845	$—	$2,872,845
U.S. states, territories and municipalities	—	639,479	138,847	778,326
Non-U.S. sovereign government, supranational and government related	—	1,332,925	—	1,332,925
Corporate	—	5,086,199	—	5,086,199
Asset-backed securities	—	668,117	369,699	1,037,816
Residential mortgage-backed securities	—	2,290,640	—	2,290,640
Other mortgage-backed securities	—	49,511	—	49,511
Fixed maturities	$—	$12,939,716	$508,546	$13,448,262
Short-term investments	$—	$46,688	$—	$46,688
Equities
Insurance	$72,226	$7,799	$—	$80,025
Finance	29,422	5,497	22,760	57,679
Real estate investment trusts	46,379	—	—	46,379
Consumer noncyclical	43,375	—	—	43,375
Industrials	26,863	7,401	—	34,264
Technology	21,177	—	8,207	29,384
Consumer cyclical	25,871	—	—	25,871
Communications	20,939	—	1,985	22,924
Other	28,197	—	—	28,197
Mutual funds and exchange traded funds	71,159	—	4,604	75,763
Equities	$385,608	$20,697	$37,556	$443,861
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$15,311	$—	$15,311
Futures contracts	5,675	—	—	5,675
Insurance-linked securities	—	—	9,428	9,428
Total return swaps	—	—	2,745	2,745
Other
Notes and loan receivables and notes securitization	—	—	125,922	125,922
Annuities and residuals	—	—	8,436	8,436
Private equities	—	—	71,298	71,298
Derivative liabilities
Foreign exchange forward contracts	—	(15,109)	—	(15,109)
Futures contracts	(140)	—	—	(140)
Insurance-linked securities	—	—	(3,944)	(3,944)
Total return swaps	—	—	(2,878)	(2,878)
Interest rate swaps	—	(24,383)	—	(24,383)
TBAs	—	(1,462)	—	(1,462)
Other invested assets	$5,535	$(25,643)	$211,007	$190,899
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$169,951	$—	$169,951
Non-U.S. sovereign government, supranational and government related	—	119,487	—	119,487
Corporate	—	99,349	—	99,349
Short-term investments	—	966	—	966
Other invested assets	—	—	10,146	10,146
Funds held – directly managed	$—	$389,753	$10,146	$399,899
Total	$391,143	$13,371,211	$767,255	$14,529,609

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,315,422	$—	$2,315,422
U.S. states, territories and municipalities	—	380,875	149,728	530,603
Non-U.S. sovereign government, supranational and government related	—	1,976,202	—	1,976,202
Corporate	—	5,604,160	—	5,604,160
Asset-backed securities	—	681,502	449,918	1,131,420
Residential mortgage-backed securities	—	2,306,476	—	2,306,476
Other mortgage-backed securities	—	54,462	—	54,462
Fixed maturities	$—	$13,319,099	$599,646	$13,918,745
Short-term investments	$—	$25,678	$—	$25,678
Equities
Real estate investment trusts	$213,770	$—	$—	$213,770
Insurance	140,916	4,521	—	145,437
Energy	123,978	—	—	123,978
Consumer noncyclical	100,134	—	—	100,134
Finance	70,621	7,354	20,353	98,328
Technology	52,707	—	8,555	61,262
Communications	51,829	—	2,640	54,469
Industrials	49,983	—	—	49,983
Consumer cyclical	39,002	—	—	39,002
Utilities	31,748	—	—	31,748
Other	11,571	—	—	11,571
Mutual funds and exchange traded funds	118,246	—	8,586	126,832
Equities	$1,004,505	$11,875	$40,134	$1,056,514
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$20,033	$—	$20,033
Futures contracts	846	—	—	846
Insurance-linked securities	—	—	3	3
Total return swaps	—	—	485	485
TBAs	—	154	—	154
Other
Notes and loan receivables and notes securitization	—	—	44,817	44,817
Annuities and residuals	—	—	13,243	13,243
Private equities	—	—	59,872	59,872
Derivative liabilities
Foreign exchange forward contracts	—	(7,446)	—	(7,446)
Foreign currency option contracts	—	(1,196)	—	(1,196)
Futures contracts	(467)	—	—	(467)
Insurance-linked securities	—	—	(339)	(339)
Total return swaps	—	—	(2,007)	(2,007)
Interest rate swaps	—	(16,282)	—	(16,282)
TBAs	—	(240)	—	(240)
Other invested assets	$379	$(4,977)	$116,074	$111,476
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$153,483	$—	$153,483
U.S. states, territories and municipalities	—	—	132	132
Non-U.S. sovereign government, supranational and government related	—	128,233	—	128,233
Corporate	—	177,347	—	177,347
Other invested assets	—	—	13,398	13,398
Funds held – directly managed	$—	$459,063	$13,530	$472,593
Total	$1,004,884	$13,810,738	$769,384	$15,585,006

At December 31, 2015 and 2014, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $208.3 million and $187.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $399.9 million and $472.6 million at December 31, 2015 and 2014, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $64.6 million and $42.3 million, respectively, and accrued investment income of $4.5 million and $5.7 million, respectively. At December 31, 2015 and 2014, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $70.7 million and $88.3 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5).
At December 31, 2015 and 2014, substantially all of the accrued investment income in the Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At December 31, 2015 and 2014, the fair values of financial instrument assets recorded in the Consolidated Balance Sheets not described above, approximate their carrying values.

The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the years ended December 31, 2015 and 2014, were as follows (in thousands of U.S. dollars):

For the year ended December 31, 2015	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$149,728	$16,660	$16,440	$(43,981)	$—	$138,847	$16,650
Asset-backed securities	449,918	(11,208)	171,249	(240,260)	—	369,699	(10,368)
Fixed maturities	$599,646	$5,452	$187,689	$(284,241)	$—	$508,546	$6,282
Equities
Finance	$20,353	$2,540	$—	$(133)	$—	$22,760	$2,540
Technology	8,555	(348)	—	—	—	8,207	(348)
Communications	2,640	(655)	—	—	—	1,985	(655)
Mutual funds and exchange traded funds	8,586	471	249,340	(253,793)	—	4,604	(1,009)
Equities	$40,134	$2,008	$249,340	$(253,926)	$—	$37,556	$528
Other invested assets
Derivatives, net	$(1,858)	$804	$(2,051)	$8,456	$—	$5,351	$7,648
Notes and loan receivables and notes securitization	44,817	(2,223)	88,675	(5,347)	—	125,922	(2,223)
Annuities and residuals	13,243	(866)	—	(3,941)	—	8,436	(472)
Private equities	59,872	1,239	14,484	(4,297)	—	71,298	1,119
Other invested assets	$116,074	$(1,046)	$101,108	$(5,129)	$—	$211,007	$6,072
Funds held – directly managed
U.S. states, territories and municipalities	$132	$68	$—	$(200)	$—	$—	$—
Other invested assets	13,398	(3,252)	—	—	—	10,146	(3,252)
Funds held – directly managed	$13,530	$(3,184)	$—	$(200)	$—	$10,146	$(3,252)
Total	$769,384	$3,230	$538,137	$(543,496)	$—	$767,255	$9,630

(1)	Purchases and issuances of derivatives include issuances of $2.1 million.

(2)	Settlements and sales of mutual funds and exchange traded funds and private equities include sales of $4.4 million and $0.2 million, respectively.

For the year ended December 31, 2014	Balance at beginning of year	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/(out of) Level 3	Balance at end of year	Change in unrealized investment gains (losses) relating to assets held at end of year
Fixed maturities
U.S. states, territories and municipalities	$108,380	$12,322	$31,470	$(2,444)	$—	$149,728	$12,315
Asset-backed securities	446,577	8,169	192,940	(197,768)	—	449,918	8,616
Fixed maturities	$554,957	$20,491	$224,410	$(200,212)	$—	$599,646	$20,931
Equities
Finance	$20,207	$146	$—	$—	$—	$20,353	$146
Technology	7,752	803	—	—	—	8,555	803
Communications	2,199	441	—	—	—	2,640	441
Other	—	—	8	(8)	—	—	—
Mutual funds and exchange traded funds	7,887	699	—	—	—	8,586	699
Equities	$38,045	$2,089	$8	$(8)	$—	$40,134	$2,089
Other invested assets
Derivatives, net	$(788)	$(759)	$(871)	$560	$—	$(1,858)	$(759)
Notes and loan receivables and notes securitization	41,446	(372)	35,988	(32,245)	—	44,817	1,147
Annuities and residuals	24,064	(207)	—	(10,614)	—	13,243	(167)
Private equities	39,131	(3,149)	28,410	(4,520)	—	59,872	(3,180)
Other invested assets	$103,853	$(4,487)	$63,527	$(46,819)	$—	$116,074	$(2,959)
Funds held – directly managed
U.S. states, territories and municipalities	$286	$1	$—	$(155)	$—	$132	$13
Other invested assets	15,165	(2,102)	781	(446)	—	13,398	(2,102)
Funds held – directly managed	$15,451	$(2,101)	$781	$(601)	$—	$13,530	$(2,089)
Total	$712,306	$15,992	$288,726	$(247,640)	$—	$769,384	$17,972

(1)	Purchases and issuances of derivatives include issuances of $0.9 million.

(2)	There were no sales for the year ended December 31, 2014.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at December 31, 2015 and 2014 were as follows (fair value in thousands of U.S. dollars):

December 31, 2015	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$138,847	Discounted cash flow	Credit spreads	1.2% – 10.3% (4.1%)
Asset-backed securities	369,699	Discounted cash flow	Credit spreads	4.1% – 11.4% (7.7%)
Equities
Finance	16,627	Weighted market comparables	Net income multiple	14.4 (14.4)
			Tangible book value multiple	1.5 (1.5)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.9% (7.9%)
Finance	6,133	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,207	Weighted market comparables	Revenue multiple	1.2 (1.2)
			Adjusted earnings multiple	8.4 (8.4)
Communications	1,985	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Other invested assets
Total return swaps, net	(133)	Discounted cash flow	Credit spreads	3.0% – 29.3% (16.5%)
Insurance-linked securities – longevity swaps	9,428	Discounted cash flow	Credit spreads	2.4% (2.4%)
Notes and loan receivables	84,080	Discounted cash flow	Credit spreads	6.0% – 26.8% (7.4%)
Notes and loan receivables	10,415	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.1 – 1.5 (1.5)
Notes securitization	31,427	Discounted cash flow	Credit spreads	2.4% – 7.1% (6.9%)
Annuities and residuals	8,436	Discounted cash flow	Credit spreads	5.1% – 15.4% (12.7%)
			Prepayment speed	0% – 15.0% (2.1%)
			Constant default rate	0.3% – 17.5% (4.4%)
Private equity – direct	8,792	Discounted cash flow and weighted market comparables	Net income multiple	9.2 (9.2)
			Tangible book value multiple	1.9 (1.9)
			Recoverability of intangible assets	0% (0%)
Private equity funds	29,222	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-4.9 – 5.2% (-0.5%)
Private equity – other	33,284	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	10,146	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-16.0% – 0% (-15.0%)

December 31, 2014	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$149,728	Discounted cash flow	Credit spreads	2.2% – 10.1% (4.6%)
Asset-backed securities	449,918	Discounted cash flow	Credit spreads	4.0% – 12.1% (7.1%)
Equities
Finance	14,561	Weighted market comparables	Net income multiple	19.0 (19.0)
			Tangible book value multiple	1.3 (1.3)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.3% (7.3%)
Finance	5,792	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,555	Weighted market comparables	Revenue multiple	1.6 (1.6)
			Adjusted earnings multiple	10.2 (10.2)
Communications	2,640	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	-10.6% (-10.6%)
Other invested assets
Total return swaps, net	(1,522)	Discounted cash flow	Credit spreads	3.6% – 19.3% (16.3%)
Notes and loan receivables	8,068	Discounted cash flow	Credit spreads	12.6% (12.6%)
Notes and loan receivables	13,237	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.5 – 1.7 (1.7)
Notes securitization	23,512	Discounted cash flow	Credit spreads	3.5% – 6.6% (6.4%)
Annuities and residuals	13,243	Discounted cash flow	Credit spreads	4.9% – 9.6% (7.8%)
			Prepayment speed	0% – 15.0% (4.3%)
			Constant default rate	0.3% – 17.5% (6.3%)
Private equity – direct	8,536	Discounted cash flow and weighted market comparables	Net income multiple	9.0 (9.0)
			Tangible book value multiple	2.0 (2.0)
			Recoverability of intangible assets	0% (0%)
Private equity funds	18,494	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-7.6% – 11.0% (-1.6%)
Private equity – other	32,842	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	13,398	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-15.4% – 0% (-14.5%)
The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities) and certain derivatives.
The Company has established a Valuation Committee which is responsible for determining the Company’s invested asset valuation procedures, reviewing significant changes in the fair value measurements of securities classified as Level 3 from period to period, and ensuring that there is an appropriate independent internal peer analysis on the fair value measurements of significant securities that are classified as Level 3. The Valuation Committee is comprised of members of the Company’s senior management team and meets on a quarterly basis. The Company’s Group Enterprise Risk Management Financial Risk Policy which covers, amongst other items, invested asset valuation, is monitored by the Company’s Audit Committee of the BOD and approved annually by the Company’s Risk and Finance Committee of the BOD.
Changes in the fair value of the Company’s financial instruments subject to the fair value option during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Fixed maturities and short-term investments	$(276,776)	$228,781	$(525,787)
Equities	(187,561)	2,605	118,010
Other invested assets	(1,835)	(2,664)	(6,970)
Funds held – directly managed	(6,323)	1,382	(27,850)
Total	$(472,495)	$230,104	$(442,597)
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

•
Asset-backed securities—Asset-backed securities primarily consist of bonds issued by U.S. and foreign corporations that are predominantly backed by student loans, automobile loans, credit card receivables, equipment leases, and special purpose financing. With the exception of special purpose financing securities, these asset-backed securities are generally priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. The Company generally classifies these securities in Level 2. Special purpose financing securities are generally inactively traded and are priced based on valuation models using unobservable inputs. The Company generally classifies these securities in Level 3. The significant unobservable input used in the fair value measurement of these asset-backed securities classified as Level 3 is credit spreads. A significant increase (decrease) in credit spreads in isolation could result in a significantly lower (higher) fair value measurement.

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

Other invested assets
The Company’s exchange traded derivatives, such as futures, are generally classified as Level 1 as their fair values are quoted prices in active markets. The Company’s foreign exchange forward contracts, foreign currency option contracts, interest rate swaps and TBAs are generally classified as Level 2 within the fair value hierarchy and are priced by independent pricing services.
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
(b) Fair Value of Financial Instrument Liabilities
At December 31, 2015 and 2014, the fair values of financial instrument liabilities recorded in the Consolidated Balance Sheets approximate their carrying values, with the exception of the Senior Notes and CENts.
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at December 31, 2015 and 2014; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at December 31, 2015 and 2014.

The carrying values and fair values of the Senior Notes and CENts at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to senior notes(1)	$750,000	$829,755	$750,000	$853,792
Debt related to CENts(2)	63,384	63,265	63,384	62,309

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Consolidated Balance Sheets at December 31, 2015 and 2014.

At December 31, 2015 and 2014, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
Disclosures about the fair value of financial instrument liabilities exclude insurance contracts and certain other financial instruments.
4. Investments
(a) Fixed Maturities, Short-Term Investments and Equities
The cost, gross unrealized gains, gross unrealized losses and fair value of investments classified as trading securities at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

December 31, 2015	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$2,887,000	$4,253	$(18,408)	$2,872,845
U.S. states, territories and municipalities	743,413	39,543	(4,630)	778,326
Non-U.S. sovereign government, supranational and government related	1,271,416	71,399	(9,890)	1,332,925
Corporate	5,035,006	138,678	(87,485)	5,086,199
Asset-backed securities	1,040,144	13,341	(15,669)	1,037,816
Residential mortgage-backed securities	2,287,173	41,154	(37,687)	2,290,640
Other mortgage-backed securities	49,667	1,025	(1,181)	49,511
Fixed maturities	$13,313,819	$309,393	$(174,950)	$13,448,262
Short-term investments	46,689	33	(34)	46,688
Equities	418,428	71,328	(45,895)	443,861
Total	$13,778,936	$380,754	$(220,879)	$13,938,811

December 31, 2014	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$2,308,264	$13,350	$(6,192)	$2,315,422
U.S. states, territories and municipalities	511,228	21,058	(1,683)	530,603
Non-U.S. sovereign government, supranational and government related	1,866,915	112,029	(2,742)	1,976,202
Corporate	5,363,006	263,349	(22,195)	5,604,160
Asset-backed securities	1,110,393	23,131	(2,104)	1,131,420
Residential mortgage-backed securities	2,276,200	56,875	(26,599)	2,306,476
Other mortgage-backed securities	53,627	1,487	(652)	54,462
Fixed maturities	$13,489,633	$491,279	$(62,167)	$13,918,745
Short-term investments	25,699	4	(25)	25,678
Equities	843,429	240,667	(27,582)	1,056,514
Total	$14,358,761	$731,950	$(89,774)	$15,000,937

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.
(b) Maturity Distribution of Fixed Maturities and Short-Term Investments
The distribution of fixed maturities and short-term investments at December 31, 2015, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$556,422	$555,956
More than one year through five years	4,552,338	4,608,744
More than five years through ten years	3,336,663	3,341,696
More than ten years	1,538,101	1,610,587
Subtotal	$9,983,524	$10,116,983
Mortgage/asset-backed securities	3,376,984	3,377,967
Total	$13,360,508	$13,494,950
(c) Net Realized and Unrealized Investment (Losses) Gains
The components of the net realized and unrealized investment (losses) gains for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Net realized investment gains on fixed maturities and short-term investments	$66,296	$120,734	$118,575
Net realized investment gains on equities	137,609	98,733	75,217
Net realized investment (losses) gains on other invested assets	(33,317)	(20,686)	20,497
Change in net unrealized investment gains (losses) on other invested assets	844	(58,180)	56,652
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(276,776)	228,781	(525,787)
Change in net unrealized investment (losses) gains on equities	(187,561)	2,605	118,010
Net other realized and unrealized investment gains (losses)	1,053	(3,624)	(2,107)
Net realized and unrealized investment (losses) gains on funds held – directly managed	(5,627)	3,433	(21,792)
Total net realized and unrealized investment (losses) gains	$(297,479)	$371,796	$(160,735)

(d) Net Investment Income
The components of net investment income for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Fixed maturities	$425,541	$443,414	$446,299
Short-term investments and cash and cash equivalents	854	868	1,886
Equities	30,739	40,326	32,989
Funds held and other	27,406	33,192	34,215
Funds held – directly managed	11,676	13,841	20,502
Investment expenses	(46,432)	(51,945)	(51,524)
Net investment income	$449,784	$479,696	$484,367
Other than the funds held – directly managed account, the Company generally earns investment income on funds held by reinsured companies based upon a predetermined interest rate, either fixed contractually at the inception of the contract or based upon a recognized index (e.g., LIBOR). Interest rates ranged from 0.1% to 8.0% for the year ended December 31, 2015, from 2.1% to 5.4% for the year ended December 31, 2014 and from 1.8% to 4.3% for the year ended December 31, 2013. See Note 5 for additional information on the funds held – directly managed account.
(e) Pledged and Restricted Assets
At December 31, 2015 and 2014, approximately $164.8 million and $172.3 million, respectively, of cash and cash equivalents and approximately $2,168.3 million and $2,455.6 million, respectively, of securities were deposited, pledged or held in escrow accounts in favor of ceding companies and other counterparties or government authorities to comply with reinsurance contract provisions and insurance laws.
(f) Net Payable for Securities Purchased
Included within Accounts payable, accrued expenses and other in the Consolidated Balance Sheets at December 31, 2015 and 2014 were amounts of gross receivable balances for securities sold and gross payable balances for securities purchased as follows (in thousands of U.S. dollars):

	2015	2014
Receivable for securities sold	$34,497	$51,586
Payable for securities purchased	(219,707)	(63,779)
Net payable for securities purchased	$(185,210)	$(12,193)
5. Funds Held – Directly Managed
Following Paris Re’s acquisition of substantially all of the reinsurance operations of Colisée Re (previously known as AXA RE), a subsidiary of AXA SA (AXA), in 2006, Paris Re and its subsidiaries entered into an issuance agreement and a quota share retrocession agreement to assume business written by Colisée Re from January 1, 2006 to September 30, 2007 as well as the in-force business at December 31, 2005. The agreements provided that the premium related to the transferred business was retained by Colisée Re and credited to a funds held account. The decrease from $473 million at December 31, 2014 to $400 million at December 31, 2015 in the fair value of the investment portfolio underlying the funds held – directly managed account was primarily related to the run-off of the underlying loss reserves associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
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

(a) Fixed Maturities, Short-Term Investments, Other Invested Assets and Other Assets and Liabilities
The cost, gross unrealized gains, gross unrealized losses and fair value of investments underlying the funds held – directly managed account at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

December 31, 2015	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$168,197	$2,209	$(455)	$169,951
Non-U.S. sovereign government, supranational and government related	112,724	6,827	(64)	119,487
Corporate	94,725	4,624	—	99,349
Fixed maturities	$375,646	$13,660	$(519)	$388,787
Short-term investments	966	—	—	966
Other invested assets	21,231	—	(11,059)	10,172
Total	$397,843	$13,660	$(11,578)	$399,925

December 31, 2014	Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. government and government sponsored enterprises	$150,242	$3,302	$(61)	$153,483
U.S. states, territories and municipalities	214	—	(82)	132
Non-U.S. sovereign government, supranational and government related	119,732	8,536	(35)	128,233
Corporate	168,697	8,650	—	177,347
Fixed maturities	$438,885	$20,488	$(178)	$459,195
Other invested assets	25,388	—	(11,837)	13,551
Total	$464,273	$20,488	$(12,015)	$472,746

(1)	Cost is amortized cost for fixed maturities and short-term investments.
In addition to the investments underlying the funds held – directly managed account in the above table at December 31, 2015 and 2014, were cash and cash equivalents of $64.6 million and $42.3 million, respectively, other assets and liabilities of $70.7 million and $88.2 million, respectively, and accrued investment income of $4.5 million and $5.7 million, respectively. The other assets and liabilities represent working capital assets held by Colisée Re related to the underlying business.
(b) Maturity Distribution of Fixed Maturities
The distribution of fixed maturities underlying the funds held – directly managed account at December 31, 2015, by contractual maturity date, is shown below (in thousands of U.S. dollars). Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$72,450	$73,144
More than one year through five years	187,504	195,500
More than five years through ten years	96,533	100,700
More than ten years	20,125	20,409
Total	$376,612	$389,753

(c) Net Realized and Unrealized Investment (Losses) Gains
The components of the net realized and unrealized investment (losses) gains on the funds held – directly managed account for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Net realized investment gains on fixed maturities and short-term investments	$64	$1,959	$6,021
Net realized investment gains on other invested assets	472	53	19
Change in net unrealized investment (losses) gains on fixed maturities and short-term investments	(5,774)	1,938	(24,176)
Change in net unrealized investment losses on other invested assets	(389)	(517)	(3,656)
Net realized and unrealized investment (losses) gains on funds held – directly managed	$(5,627)	$3,433	$(21,792)
(d) Net Investment Income
The components of net investment income underlying the funds held – directly managed account for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Fixed maturities	$10,528	$12,789	$18,804
Short-term investments and cash and cash equivalents	81	59	1,246
Other	1,776	1,760	1,287
Investment expenses	(709)	(767)	(835)
Net investment income on funds held – directly managed	$11,676	$13,841	$20,502
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

The net fair values and the related net notional values of derivatives included in the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2015			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedge)	$—	$(9,305)	$392,523	$(9,305)
Total derivatives designated as hedges	$—	$(9,305)		$(9,305)

Derivatives not designated as hedges
Foreign exchange forward contracts	$15,311	$(5,804)	$1,708,285	$9,507
Foreign currency option contracts	—	—	82,148	—
Futures contracts	5,675	(140)	3,610,658	5,535
Insurance-linked securities (1)	9,428	(3,944)	140,320	5,484
Total return swaps	2,745	(2,878)	42,438	(133)
Interest rate swaps (2)	—	(24,383)	196,804	(24,383)
TBAs	—	(1,462)	447,315	(1,462)
Total derivatives not designated as hedges	$33,159	$(38,611)		$(5,452)

Total derivatives	$33,159	$(47,916)		$(14,757)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2014			Net notional exposure	Fair value
Derivatives not designated as hedges
Foreign exchange forward contracts	$20,033	$(7,446)	$2,080,276	$12,587
Foreign currency option contracts	—	(1,196)	43,380	(1,196)
Futures contracts	846	(467)	2,348,735	379
Insurance-linked securities (1)	3	(339)	145,481	(336)
Total return swaps	485	(2,007)	42,524	(1,522)
Interest rate swaps (2)	—	(16,282)	201,160	(16,282)
TBAs	154	(240)	235,105	(86)
Total derivatives	$21,521	$(27,977)		$(6,456)

(1)
At December 31, 2015 and 2014, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at December 31, 2015 and 2014 is recorded in Other invested assets in the Company’s Consolidated Balance Sheets. At December 31, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar. The effective portion of the net investment hedging derivatives recognized in Accumulated other comprehensive loss at December 31, 2015 was $9.3 million. There were no derivatives designated as hedges at December 31, 2014.

The gains and losses in the Consolidated Statements of Operations for derivatives not designated as hedges for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	2015	2014	2013
Foreign exchange forward contracts	$(29,217)	$39,399	$(59,019)
Foreign currency option contracts	(3,472)	(810)	(5,164)
Total included in net foreign exchange gains and losses	$(32,689)	$38,589	$(64,183)
Futures contracts	$(32,004)	$(72,146)	$78,841
Insurance-linked securities	(1,556)	230	(707)
Total return swaps	1,390	(1,002)	(6,597)
Interest rate swaps	(8,101)	(15,871)	7,469
TBAs	2,877	13,166	(8,808)
Other	2,493	(3)	(11)
Total included in net realized and unrealized investment gains and losses	$(34,901)	$(75,626)	$70,187
Total derivatives not designated as hedges	$(67,590)	$(37,037)	$6,004
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Consolidated Balance Sheets at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
December 31, 2015	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$33,159	$—	$33,159	$(1,037)	$(10,222)	$21,900
Total derivative liabilities	$(47,916)	$—	$(47,916)	$1,037	$25,904	$(20,975)

December 31, 2014
Total derivative assets	$21,521	$—	$21,521	$(766)	$(8,536)	$12,219
Total derivative liabilities	$(27,977)	$—	$(27,977)	$766	$14,858	$(12,353)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

7. Goodwill and Intangible Assets
The Company’s goodwill related to the acquisitions of PartnerRe SA, Winterthur Re, Paris Re and PartnerRe Health and intangible assets related to the acquisitions of Paris Re and PartnerRe Health at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

2015	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets
Balance at January 1	$456,380	$152,254	$7,350	$159,604
Intangible assets amortization	n/a	(26,593)	n/a	(26,593)
Balance at December 31	$456,380	$125,661	$7,350	$133,011

2014	Goodwill	Definite- lived intangible assets	Indefinite- lived intangible asset	Total intangible assets
Balance at January 1	$456,380	$179,740	$7,350	$187,090
Intangible assets amortization	n/a	(27,486)	n/a	(27,486)
Balance at December 31	$456,380	$152,254	$7,350	$159,604

n/a: Not applicable
Definite-lived intangible assets are amortized over a period of either eleven or thirteen years. The gross carrying value and accumulated amortization of intangible assets by type that are yet to be fully amortized at December 31, 2015 and 2014 is as follows (in thousands of U.S. dollars):

	December 31, 2015		December 31, 2014
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Definite-lived intangible assets:
Unpaid losses and loss expenses	$191,196	$145,808	$191,196	$131,908
Renewal rights	48,163	18,226	48,163	12,273
Customer relationships	63,408	13,072	63,408	6,332
Total definite-lived intangible assets	$302,767	$177,106	$302,767	$150,513
Indefinite-lived intangible asset:
U.S. insurance licenses	7,350	n/a	7,350	n/a
Total intangible assets	$310,117	$177,106	$310,117	$150,513

n/a: Not applicable
The allocation of the goodwill to the Company’s segments and sub-segments at December 31, 2015 and 2014 was as follows (in thousands of U.S. dollars):

Amount
Non-life segment:
North America	$82,026
Global (Non-U.S.) P&C	149,895
Global Specialty	179,641
Catastrophe	26,014
Life and Health segment	18,804
Total goodwill	$456,380

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s definite-lived intangible assets is as follows (in thousands of U.S. dollars):

Year	Amount
2016	$25,919
2017	22,818
2018	21,247
2019	18,153
2020	10,823
Total	$98,960
8. Unpaid Losses and Loss Expenses and Policy Benefits for Life and Annuity Contracts
(a) Unpaid Losses and Loss Expenses
Unpaid losses and loss expenses are categorized into three types of reserves: case reserves, ACRs and IBNR reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company’s gross liability for unpaid losses and loss expenses reported by cedants (case reserves) and those estimated by the Company (ACRs and IBNR reserves) at December 31, 2015 and 2014 was as follows (in thousands of U.S. dollars):

	2015	2014
Case reserves	$3,716,195	$4,236,038
ACRs	190,183	253,890
IBNR reserves	5,158,333	5,255,878
Total unpaid losses and loss expenses	$9,064,711	$9,745,806
The reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses, excluding policy benefits for life and annuity contracts, for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2015	2014	2013
Gross liability at beginning of year	$9,745,806	$10,646,318	$10,709,371
Reinsurance recoverable at beginning of year	214,349	267,384	291,330
Net liability at beginning of year	9,531,457	10,378,934	10,418,041
Net incurred losses related to:
Current year	3,023,704	3,122,981	3,118,755
Prior years	(830,705)	(660,413)	(721,499)
	2,192,999	2,462,568	2,397,256
Change in Paris Re Reserve Agreement	(8,771)	(25,412)	(49,544)
Net paid losses related to:
Current year	250,720	267,806	242,053
Prior years	2,171,883	2,530,743	2,159,506
	2,422,603	2,798,549	2,401,559
Effects of foreign exchange rate changes	(417,605)	(486,084)	14,740
Net liability at end of year	8,875,477	9,531,457	10,378,934
Reinsurance recoverable at end of year	189,234	214,349	267,384
Gross liability at end of year	$9,064,711	$9,745,806	$10,646,318

The reconciliation of losses and loss expenses including life policy benefits for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2015	2014	2013
Net incurred losses related to:
Non-life	$2,192,999	$2,462,568	$2,397,256
Life and Health	964,421	1,000,202	760,552
Losses and loss expenses and life policy benefits	$3,157,420	$3,462,770	$3,157,808
The net favorable prior year loss development for each of the Company’s Non-life sub-segments for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2015	2014	2013
Net favorable prior year loss development:
Non-life sub-segment
North America	$284,406	$250,942	$222,839
Global (Non-U.S.) P&C	96,438	134,394	180,052
Global Specialty	434,244	257,696	227,383
Catastrophe	15,617	17,381	91,225
Total net favorable prior year loss development	$830,705	$660,413	$721,499
For the Company’s North America sub-segment, the Company reported net favorable loss development for prior accident years in 2015, 2014 and 2013. The net favorable loss development for prior accident years in 2015, 2014 and 2013 was driven by most lines of business, predominantly the casualty line. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Global (Non-U.S.) P&C sub-segment, the Company reported net favorable loss development for prior accident years in 2015, 2014 and 2013. The net favorable loss development for prior accident years in 2015, 2014 and 2013 was driven by all lines of business, primarily the property line. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Global Specialty sub-segment, the Company reported net favorable loss development for prior accident years in 2015, 2014 and 2013. The net favorable loss development for prior accident years in 2015 was driven by all lines of business, primarily the marine, aviation/space, specialty casualty, energy and credit/surety lines. The net favorable loss development for prior accident years in 2014 was driven by most lines of business, predominantly the marine, specialty property and aviation/space lines, while the credit/surety and engineering lines experienced adverse loss development. The net favorable loss development for prior accident years in 2013 was driven by all lines of business, predominantly the aviation/space, marine and specialty property lines. The net favorable loss development in each year was primarily due to favorable loss emergence.
For the Catastrophe sub-segment, the Company reported net favorable loss development for prior accident years in 2015, 2014 and 2013. The net favorable loss development in 2015, 2014 and 2013 was primarily due to favorable loss emergence, and for 2015 and 2014, partially offset by adverse development related to the earthquakes that occurred in New Zealand in 2010 and 2011 (see Note 8(c)).
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
Favorable or adverse development related to the guaranteed reserves is recorded as a change in unpaid losses and loss expenses in the Consolidated Balance Sheets and as a change in the Reserve Agreement payable or receivable balance to/from Colisée Re, which is included within the Funds held – directly managed account in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. Accordingly, the reconciliation of the beginning and ending gross and net liability for unpaid losses and loss expenses for the years ended December 31, 2015, 2014 and 2013 includes the change in the Reserve Agreement. At December 31, 2015 and 2014, the Company’s net liability for unpaid losses and loss expenses includes $514 million and $575 million, respectively, of guaranteed reserves, with the decrease from December 31, 2014 to December 31, 2015 being primarily related to the run-off of the underlying loss reserves associated with this account and, to a lesser extent, the impact of the strengthening of the U.S. dollar against most major currencies.
(c) Claims Related to Catastrophic Events
A significant amount of judgment was used to estimate the range of potential losses related to the earthquakes that occurred in New Zealand in 2010 and 2011 (New Zealand Earthquakes), and there remains a considerable degree of uncertainty related to the range of possible ultimate losses associated with these events. Loss estimates arising from earthquakes are inherently more uncertain than those from other catastrophic events and the Company believes the ultimate losses arising from the New Zealand Earthquakes may be materially in excess of, or less than, the amounts provided for in the Consolidated Balance Sheet at December 31, 2015.
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
(d) Asbestos and Environmental Claims
The Company’s net reserves for unpaid losses and loss expenses at December 31, 2015 and 2014 included $181 million and $189 million, respectively, that represent estimates of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims at December 31, 2015 and 2014 was $191 million and $201 million, respectively, which primarily relate to Paris Re’s gross liability for asbestos and environmental claims for accident years 2005 and prior of $121 million and $127 million, respectively, with any favorable or adverse development being subject to the Reserve Agreement. Of the remaining $70 million and $74 million in gross reserves at December 31, 2015 and 2014, respectively, the majority relates to casualty exposures in the United States arising from business written by the French branch of PartnerRe Europe and PartnerRe U.S.
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
(e) Policy Benefits for Life and Annuity Contracts
The Life and Health segment reported net favorable loss development for prior accident years of $47 million, $19 million and $39 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The net favorable prior year loss development of $47 million in 2015 was primarily related to the PartnerRe Health business, the short-term mortality business and the guaranteed minimum death benefit (GMDB) business.
The net favorable prior year loss development of $19 million in 2014 was primarily related to the GMDB business, PartnerRe Health and certain short-term treaties in the mortality line of business.
The net favorable prior year loss development of $39 million in 2013 was primarily related to the GMDB business and, to a lesser extent, certain short-term treaties in the mortality line of business.
The Company used interest rate assumptions to estimate its liabilities for policy benefits for life and annuity contracts which ranged from 0% to 6.8% at December 31, 2015 and 2014, respectively.
9. Reinsurance
(a) Reinsurance Recoverable on Paid and Unpaid Losses

The Company uses retrocessional agreements to reduce its exposure to risk of loss on reinsurance assumed. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses. The Company remains liable to its cedants to the extent that the retrocessionaires do not meet their obligations under these agreements, and therefore the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk on an ongoing basis. The Company actively manages its reinsurance exposures by generally selecting retrocessionaires having a credit rating of A- or higher. In certain cases where an otherwise suitable retrocessionaire has a credit rating lower than A-, the Company generally requires the posting of collateral, including escrow funds and letters of credit, as a condition to its entering into a retrocession agreement. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. The allowance for uncollectible reinsurance recoverable was $9 million and $13 million at December 31, 2015 and 2014, respectively.
(b) Ceded Reinsurance
Net premiums written, net premiums earned and losses and loss expenses and life policy benefits are reported net of reinsurance in the Company’s Consolidated Statements of Operations. Assumed, ceded and net amounts for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands of U.S. dollars):

	Premiums Written	Premiums Earned	Losses and Loss Expenses and Life Policy Benefits
2015
Assumed	$5,547,525	$5,570,321	$3,215,665
Ceded	317,977	301,143	58,245
Net	$5,229,548	$5,269,178	$3,157,420

2014
Assumed	$5,932,003	$5,824,398	$3,503,060
Ceded	212,119	215,203	40,290
Net	$5,719,884	$5,609,195	$3,462,770

2013
Assumed	$5,569,706	$5,373,866	$3,207,860
Ceded	173,180	175,656	50,052
Net	$5,396,526	$5,198,210	$3,157,808
10. Debt
Senior Notes
In March 2010, PartnerRe Finance B LLC (PartnerRe Finance B), an indirect 100% owned subsidiary of the parent company, issued $500 million aggregate principal amount of 5.500% Senior Notes (2010 Senior Notes). The 2010 Senior Notes will mature on June 1, 2020 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2010 Senior Notes is payable semi-annually and commenced on June 1, 2010 at an annual fixed rate of 5.500%, and cannot be deferred.
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
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $27.5 million in relation to the 2010 Senior Notes issued by PartnerRe Finance B.
In May 2008, PartnerRe Finance A LLC (PartnerRe Finance A), an indirect 100% owned subsidiary of the parent company, issued $250 million aggregate principal amount of 6.875% Senior Notes (2008 Senior Notes). The 2008 Senior Notes will mature on June 1, 2018 and may be redeemed at the option of the issuer, in whole or in part, at any time. Interest on the 2008 Senior Notes is payable semi-annually and commenced on December 1, 2008 at an annual fixed rate of 6.875%, and cannot be deferred.
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
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $17.2 million in relation to the 2008 Senior Notes issued by PartnerRe Finance A.
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
On March 13, 2009, PartnerRe Finance II, under the terms of a tender offer, paid holders $500 per $1,000 principal amount of CENts tendered, and purchased approximately 75% of the issue, or $186.6 million, for $93.3 million. Contemporaneously, under the terms of a cross receipt agreement, PartnerRe U.S. Holdings paid PartnerRe Finance II consideration of $93.3 million for the extinguishment of $186.6 million of the principal amount of PartnerRe U.S. Holdings’ 6.440% Fixed-to-Floating Rate promissory note due December 1, 2066. All other terms and conditions of the remaining CENts and promissory note remain unchanged. A pre-tax gain of $88.4 million, net of deferred issuance costs and fees, was realized on the foregoing transactions during the year ended December 31, 2009. At December 31, 2015 and 2014, the aggregate principal amount of the CENts and promissory note outstanding was $63.4 million and $71.0 million, respectively.
For each of the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and paid interest of $4.6 million in relation to the CENts.

11. Shareholders’ Equity
Authorized Shares
At December 31, 2015 and 2014, the total authorized shares of the Company were 200 million shares, par value $1.00 per share, as follows (in millions of shares):

Shares
Designated common shares	100.0
Designated 6.5% Series D cumulative redeemable preferred shares	9.2
Designated 7.25% Series E cumulative redeemable preferred shares	17.0
Designated 5.875% Series F non-cumulative redeemable preferred shares	14.0
Designated and redeemed preference shares	26.0
Undesignated	33.8
200.0
Common Shares
Share repurchases
During 2015, the Company repurchased, under its authorized share repurchase program, 0.5 million of its common shares at a total cost of $59.3 million, representing an average cost of $112.89 per share. At December 31, 2015, the Company had approximately 2.9 million common shares remaining under its current share repurchase authorization and approximately 39.3 million common shares were held in treasury and are available for reissuance. During 2015, the Company reissued approximately 0.6 million of its common shares under its employee share-based awards program at a total cost of $51.6 million, representing an average cost of $82.88 per share. Following the announcement of the Amalgamation Agreement on January 25, 2015, the Company suspended its repurchase activities and the share repurchase program remains suspended under the terms of the Merger Agreement with EXOR.
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
Redeemable Preferred Shares
During the years ended December 31, 2015, 2014 and 2013, the Company had Series C, Series D and Series E cumulative redeemable preferred shares and Series F non-cumulative redeemable preferred shares outstanding as follows (in millions of U.S. dollars or shares, except percentage amounts):

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
12. Net Income per Share
The reconciliation of basic and diluted net income per share and dividends declared per common share for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands of U.S. dollars, except share and per share data):

	2015	2014	2013
Numerator:
Net income attributable to PartnerRe Ltd.	$104,381	$1,054,974	$664,008
Less: preferred dividends	56,735	56,735	57,861
Less: loss on redemption of preferred shares	—	—	9,135
Net income attributable to PartnerRe Ltd. common shareholders	$47,646	$998,239	$597,012
Denominator:
Weighted number of common shares outstanding – basic	47,771,673	50,019,480	55,378,980
Share options and other (1)	1,168,197	1,154,745	1,069,125
Weighted average number of common shares and common share equivalents outstanding – diluted	48,939,870	51,174,225	56,448,105
Basic net income per share	$1.00	$19.96	$10.78
Diluted net income per share (1)	$0.97	$19.51	$10.58
Dividends declared per common share	$2.80	$2.68	$2.56
Anti-dilutive common shares excluded from weighted average number of common shares and common share equivalents outstanding - diluted (1)	49,411	127,329	14,784

(1)
Where the exercise price of share based awards is greater than the average market price of the common shares, the common shares are considered anti-dilutive and are excluded from the calculation of weighted average number of common shares and common share equivalents outstanding - diluted.

13. Noncontrolling Interests
In March 2013, the Company formed, with other third party investors, Lorenz Re Ltd. (Lorenz Re), a Bermuda domiciled special purpose insurer. Lorenz Re is a segregated accounts company under the laws of Bermuda and distinct segregated accounts are formed and capitalized within Lorenz Re in order to enter into reinsurance agreements with the Company on a fully collateralized basis.
In 2013, Lorenz Re issued non-voting redeemable preferred share capital on behalf of two segregated accounts (2013 segregated accounts) to provide additional capacity to the Company for a diversified catastrophe portfolio over a multi-year period on a fully collateralized reinsurance basis. The Company determined that it was the primary beneficiary of the 2013 segregated accounts given it had a controlling financial interest and, accordingly, the 2013 segregated accounts were consolidated by the Company.
In April 2015, following the expiration of the multi-year period, a portion of the preferred shares was redeemed. Commutation of the portfolio in the 2013 segregated accounts back to the Company and redemption of the remainder of the preferred shares is expected to occur on or before June 1, 2016.
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
At December 31, 2015 and 2014, the assets of Lorenz Re, that are included in the Company's Consolidated Balance Sheets, were $42.2 million and $100.8 million, respectively, primarily consisting of investments and cash. At December 31, 2015, the liabilities of Lorenz Re, that are included in the Company's Consolidated Balance Sheet, were $7.8 million, primarily consisting of other reinsurance balances payable and unpaid losses and loss expenses. At December 31, 2014, such liabilities were $13.1 million, primarily consisting of unearned premiums, unpaid losses and loss expenses and other reinsurance balances payable. These balances relate to the 2013 segregated accounts that the Company continues to consolidate. The assets of each segregated account within Lorenz Re can only be used to settle the liabilities of the respective segregated account and there is no recourse to the Company for the liabilities of the Lorenz Re segregated accounts.
The reconciliation of the beginning and ending balance of the noncontrolling interests in Lorenz Re for the years ended December 31, 2015 and 2014 was as follows (in thousands of U.S. dollars):

	2015	2014
Balance at January 1	$55,501	$56,627
Net income attributable to noncontrolling interests	2,769	13,139
Distribution to noncontrolling interests	(55,820)	(14,265)
Balance at December 31	$2,450	$55,501
14. Dividend Restrictions and Statutory Requirements
The Company’s ability to pay common and preferred shareholders’ dividends and its corporate expenses is dependent mainly on cash dividends from PartnerRe Bermuda, PartnerRe Europe and PartnerRe U.S. (collectively, the reinsurance subsidiaries), which are the Company’s most significant subsidiaries. The payment of such dividends by the reinsurance subsidiaries to the Company is limited under Bermuda and Irish laws and certain statutes of various U.S. states in which PartnerRe U.S. is licensed to transact business. The restrictions are generally based on net income and/or certain levels of policyholders’ earned surplus as determined in accordance with the relevant statutory accounting practices. At December 31, 2015, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from its retained earnings, except for the reinsurance subsidiaries’ dividend restrictions described below.
The reinsurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), maintain minimum levels of solvency and liquidity and comply with risk-based capital requirements and licensing rules. At December 31, 2015, the reinsurance subsidiaries’ solvency, liquidity and risk-based capital amounts were in excess of the minimum levels required. The typical adjustments to insurance statutory basis amounts to convert to U.S. GAAP include elimination of certain statutory reserves, deferral of certain acquisition costs, recognition of goodwill, intangible assets and deferred income taxes, valuation of bonds at fair value and presentation of ceded reinsurance balances gross of assumed balances.
PartnerRe Bermuda may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Target Capital Level, which is equivalent to 120% of the Enhanced Capital Requirement (ECR). The ECR is calculated with reference to the Bermuda Solvency Capital Requirement model, which is a risk-based capital model. At December 31, 2015, the maximum dividend that PartnerRe Bermuda could pay without prior regulatory approval was approximately $991 million.

PartnerRe Europe may declare dividends subject to it continuing to meet its minimum solvency and capital requirements, which are to hold statutory capital and surplus equal to or exceeding the Required Solvency Margin (RSM). At December 31, 2015, the RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to “profits available for distribution”, which consist of accumulated realized profits less accumulated realized losses. At December 31, 2015, the maximum dividend that PartnerRe Europe could pay without prior regulatory approval was approximately $257 million. On January 1, 2016 Solvency II European Directive (Solvency II regulations) came into force. The Solvency II regulations relate to the solvency standards applicable to insurers and reinsurers and lays down, at the level of PartnerRe Europe, the minimum amounts of financial resources required in order to cover the risks to which it is exposed and the principles that should guide its overall risk management and reporting. In addition to the Solvency II regulations, some of the previous rules, known as Solvency I regulations, and some specific requirements set by the Central Bank of Ireland are retained for 2016.
PartnerRe U.S. may declare dividends subject to it continuing to meet its minimum solvency and capital requirements and is generally limited to paying dividends from earned surplus. The maximum dividend that can be declared and paid without prior approval is limited, together with all dividends declared and paid during the preceding twelve months, to the lesser of net investment income for the previous twelve months or 10% of its total statutory capital and surplus. At December 31, 2015, the maximum dividend that PartnerRe U.S. could pay without prior regulatory approval was $12 million. In addition, the Company anticipates that, for a period of two years from the date of consummation of the Merger Agreement, PartnerRe U.S. shall be required to seek approval of the New York State Department of Financial Services prior to paying any dividends.
The statutory financial statements and returns of the Company’s reinsurance subsidiaries at, and for the year ended, December 31, 2015 are due to be submitted to the relevant regulatory authorities later in 2016, with different filing dates in each jurisdiction. In certain jurisdictions, the statutory financial statements and returns are subject to the review and final approval of the relevant regulatory authorities.
The statutory net income of the Company’s reinsurance subsidiaries for the years ended December 31, 2015, 2014 and 2013 was as follows (in millions of U.S. dollars):

	2015	2014	2013
PartnerRe Bermuda	$444	$660	$616
PartnerRe Europe	75	298	9
PartnerRe U.S.	219	236	123
The required and actual statutory capital and surplus of the Company’s reinsurance subsidiaries at December 31, 2015 and 2014 was as follows (in millions of U.S. dollars):

	PartnerRe Bermuda		PartnerRe Europe		PartnerRe U.S.
	2015	2014	2015	2014	2015	2014
Required statutory capital and surplus	$2,041	$1,984	$805	$867	$701	$764
Actual statutory capital and surplus	3,032	3,157	1,062	1,400	1,405	1,420
At December 31, 2015 and 2014, the Company has Swiss and French branches of PartnerRe Europe that are regulated by the Central Bank of Ireland, as prescribed by the EU Reinsurance Directive. At December 31, 2015, the Company also has a subsidiary in Asia that is regulated by MAS.
In addition to the required statutory capital and surplus requirements in the table above, the Company assesses its own solvency capital needs both at a Group and subsidiary level taking into account factors which may not be fully reflected in statutory requirements. The Company’s solvency capital requirements determined under these self assessments may impact the level of the dividends payable by its reinsurance subsidiaries.
Of the Company’s total net assets of $6.9 billion at December 31, 2015, the total amount of restricted net assets for the Company’s consolidated subsidiaries was $5.3 billion and primarily related to the statutory dividend restrictions described above.
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
Income tax returns are open for examination for the tax years 2010-2015 in Canada and Ireland, 2011-2015 in Singapore and Switzerland, 2012-2015 in the United States and 2013-2015 in France. As a global organization, the Company may be subject to a variety of transfer pricing or permanent establishment challenges by taxing authorities in various jurisdictions. While management believes that adequate provision has been made in the Consolidated Financial Statements for any potential assessments that may result from tax examinations for all open tax years, the completion of tax examinations for open years may result in changes to the amounts recognized in the Consolidated Financial Statements.
Income tax expense for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	2015	2014	2013
Current income tax expense
U.S.	$81,066	$51,615	$55,993
Non U.S.	95,720	184,367	73,599
Total current income tax expense	$176,786	$235,982	$129,592
Deferred income tax (benefit) expense
U.S.	$(59,624)	$20,410	$(13,693)
Non U.S.	(44,125)	(17,636)	(70,886)
Total deferred income tax (benefit) expense	$(103,749)	$2,774	$(84,579)
Unrecognized tax expense (benefit)
U.S.	$—	$—	$(335)
Non U.S.	6,627	750	3,738
Total unrecognized tax expense	$6,627	$750	$3,403
Total income tax expense
U.S.	$21,442	$72,025	$41,965
Non U.S.	58,222	167,481	6,451
Total income tax expense	$79,664	$239,506	$48,416
Income before taxes attributable to the Company’s domestic and foreign operations and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda (the Company’s domicile) law to income before taxes was as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands of U.S. dollars):

	2015	2014	2013
Domestic (Bermuda)	$(63,603)	$686,538	$611,900
Foreign	250,417	621,081	109,958
Income before taxes	$186,814	$1,307,619	$721,858

Reconciliation of effective tax rate (% of income before taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected tax rates	58.3	15.8	5.1
Impact of foreign exchange gains (losses)	1.1	2.2	(1.1)
Unrecognized tax expense	3.5	0.1	0.5
Tax-exempt income and expenses not deductible	(8.0)	(2.2)	(0.9)
Impact of enacted changes in tax laws	0.3	—	1.8
Foreign branch tax	(26.8)	1.4	(1.4)
Ceding commissions	(0.7)	1.8	(0.4)
Valuation allowance	15.2	(0.6)	1.3
Other	(0.3)	(0.2)	1.8
Actual tax rate	42.6%	18.3%	6.7%

Deferred tax assets and liabilities reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the net deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	2015	2014
Deferred tax assets
Discounting of loss reserves and adjustment to life policy reserves	$61,712	$77,117
Foreign tax credit carryforwards	94,560	57,186
Tax loss carryforwards	28,663	35,384
Unearned premiums	23,319	23,230
Other deferred tax assets	49,545	32,431
	257,799	225,348
Valuation allowance	(94,176)	(68,115)
Deferred tax assets	163,623	157,233
Deferred tax liabilities
Deferred acquisition costs	48,759	54,718
Goodwill and other intangibles	85,185	93,416
Equalization reserves	55,715	77,383
Unrealized appreciation and timing differences on investments	23,240	85,873
Other deferred tax liabilities	54,715	51,385
Deferred tax liabilities	267,614	362,775
Net deferred tax liabilities	$(103,991)	$(205,542)
The components of net tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands of U.S. dollars):

	2015	2014
Net tax assets	$102,596	$6,876
Net tax liabilities	(218,652)	(240,989)
Net tax liabilities	$(116,056)	$(234,113)

	2015	2014
Net current tax assets (liabilities)	$11,773	$(9,739)
Net deferred tax liabilities	(103,991)	(205,542)
Net unrecognized tax benefit	(23,838)	(18,832)
Net tax liabilities	$(116,056)	$(234,113)
Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not assured, Management believes that it is more likely than not that the deferred tax assets will be realized. The valuation allowance recorded at December 31, 2015 related to a foreign tax credit carryforward of $89.4 million in Ireland and to tax loss carryforwards of $3.5 million, $1.0 million and $0.3 million in Canada, the United States and Switzerland, respectively. The valuation allowance recorded at December 31, 2014 related to a foreign tax credit carryforward of $47.0 million in Ireland and to tax loss carryforwards of $20.0 million and $1.1 million in Singapore and Canada, respectively. A portion of the valuation allowance recorded at December 31, 2014 related to a foreign tax credit carryforward was reversed during the year ended December 31, 2015, resulting from a reassessment of the likelihood of recovery of the related deferred tax asset.
At December 31, 2015, the deferred tax assets (after valuation allowance) included tax loss carryforwards of $19.1 million in Singapore, which can be carried forward for an unlimited period of time, $2.9 million in Ireland, which can be carried forward for an unlimited period of time, and $0.3 million in the United States, which can be carried forward for 20 years, and foreign tax credit carryforwards of $5.2 million in Ireland, which can be carried forward for an unlimited period of time. At December 31, 2014, the deferred tax assets (after valuation allowance) included foreign tax credit carryforwards of $10.1 million in Ireland, which can be carried forward for an unlimited period of time, tax loss carryforwards of $10.3 million in Switzerland, which can be carried forward for 7 years, and $3.1 million in Ireland, which can be carried forward for an unlimited period of time.
The total amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands of U.S. dollars):

	January 1, 2015	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2015
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$18,266	$29	$8,683	$(3,039)	$(1,684)	$22,255
Interest and penalties recognized on the above	566	716	261	(24)	64	1,583
Total unrecognized tax benefits, including interest and penalties	$18,832	$745	$8,944	$(3,063)	$(1,620)	$23,838

	January 1, 2014	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2014
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$19,353	$1,338	$5,142	$(5,197)	$(2,370)	$18,266
Interest and penalties recognized on the above	1,215	259	—	(792)	(116)	566
Total unrecognized tax benefits, including interest and penalties	$20,568	$1,597	$5,142	$(5,989)	$(2,486)	$18,832

	January 1, 2013	Changes in tax positions taken during a prior period	Tax positions taken during the current period	Change as a result of a lapse of the statute of limitations	Impact of the change in foreign currency exchange rates	December 31, 2013
Unrecognized tax benefits that, if recognized, would impact the effective tax rate	$15,784	$(5,038)	$10,164	$(2,102)	$545	$19,353
Interest and penalties recognized on the above	800	507	51	(179)	36	1,215
Total unrecognized tax benefits, including interest and penalties	$16,584	$(4,531)	$10,215	$(2,281)	$581	$20,568
For the years ended December 31, 2015, 2014 and 2013, there were no unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheets and its tax basis. The Company recognizes interest and penalties as income tax expense in its Consolidated Statements of Operations.
At December 31, 2015, the unrecognized tax benefit which is reasonably possible to change within twelve months is $5.8 million primarily relating to the expected expiration of the statute of limitations on certain tax positions.
16. Share-Based Awards
Employee Equity Plan
The Company's Employee Equity Plan (EEP) expired in May 2015 and the Company has ceased granting any new awards to employees under the plan. The EEP, which was approved by the Company’s shareholders, permitted the grant of share options, RS, RSUs, SSARs or other share-based awards to employees of the Company. The EEP has been administered by the Compensation and Management Development Committee of the Board (the Committee). From 2013, the Company also granted PSUs to employees of the Company.

Under the EEP, the exercise price of the award would not be less than the fair value of the award at the time of grant. The fair value was defined in the EEP as the closing price reported on the grant date. RSU and PSU awards granted under the EEP generally cliff vest after three years of continuous service. Share options and SSARs vest ratably over three years of continuous service and have a ten year contractual term. Participants in the EEP are eligible to receive dividend equivalents, which the Company records as an expense, on RSUs and PSUs that are unvested. At December 31, 2015, no shares remain available for issuance under this plan given it expired in May 2015.
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
Prior to 2013, options and RSUs were awarded under the Directors Share Plan. Since 2013, only RSUs have been awarded. Options generally vest and are expensed ratably over three years and have a ten year contractual term. RSUs have a five year cliff vest with no delivery restrictions and are expensed over the vesting period. Prior to the RSU grant, directors have the ability to elect to receive their awards in the form of either 100% RSUs, or split, with 60% of the award being RSUs and 40% of the award being cash upon delivery.
At December 31, 2015, 0.3 million shares remained available for issuance under this plan.
Employee Share Purchase Plan
The PartnerRe Ltd. Employee Share Purchase Plan (ESPP), which was approved by the Company’s shareholders, was suspended effective June 1, 2015. The ESPP had a twelve month offering period with two purchase periods of six months each. All employees were eligible to participate in the ESPP and could contribute between 1% and 10% of their base salary towards the purchase of the Company’s shares up to the limit set by the Internal Revenue Code of the United States. Employees who enrolled in the ESPP could purchase the Company’s shares at a 15% discount of the lower fair value on either the enrolment date or purchase date. Participants in the ESPP were eligible to receive dividends on their shares as of the purchase date.
Swiss Share Purchase Plan
The Swiss Share Purchase Plan (SSPP) was suspended effective June 1, 2015. The SSPP had two offering periods per year with two purchase periods of six months each. Swiss employees, who worked at least 20 hours per week, were eligible to participate in the SSPP and could contribute between 1% and 8% of their base salary towards the purchase of the Company’s shares up to a maximum of 5,000 Swiss francs per annum. Employees who enrolled in the SSPP could purchase the Company’s shares at a 40% discount of the fair value on the purchase date. There is a restriction on transfer or sale of these shares for a period of two years following purchase. Participants in the SSPP were eligible to receive dividends on their shares as of the purchase date.
Share-Based Compensation
Under each of the Company’s equity plans, the Company re-issues treasury shares or issues new shares upon the exercise of share options and SSARs or the conversion of RSUs into shares.
For the years ended December 31, 2015, 2014 and 2013, the Company’s share-based compensation expense was $41.6 million, $34.4 million and $29.8 million, respectively, with a tax benefit of $7.4 million, $6.9 million and $3.3 million, respectively. Included within these tax benefits are amounts related to the exercise of share options and the conversion of RSUs and SSARs into shares by employees of the Company of $10.2 million, $6.2 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Share Options
The activity related to share options exercised for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Options exercised	142,429	225,329	819,764
Total intrinsic value of options exercised (in millions of U.S. dollars)	$8.5	$8.7	$24.8
Proceeds from option exercises (in millions of U.S. dollars)	$9.8	$14.7	$49.6

The activity related to the Company’s share options for the year ended December 31, 2015 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	410,347	$71.55
Exercised	(142,429)	70.47
Outstanding at December 31, 2015	267,918	$72.13
Options exercisable at December 31, 2015	267,918	$72.13
Options vested and expected to vest at December 31, 2015	267,918	$72.13
The weighted average remaining contractual term and the aggregate intrinsic value of share options outstanding, exercisable, vested and expected to vest at December 31, 2015, was 4.2 years and $18.1 million, respectively.
The Company valued share options issued with a Black-Scholes valuation model. No share options have been issued since December 31, 2012.
Restricted Share Units and Performance Share Units
During the years ended December 31, 2015, 2014 and 2013, the Company issued 264,018 RSUs and PSUs, 333,358 RSUs and PSUs and 329,174 RSUs and PSUs with a weighted average grant date fair value of $119.06, $98.86 and $89.44, respectively. The Company values RSUs and PSUs issued under all plans at the fair value of its common shares at the date of grant date.
The activity related to the Company’s RSUs and PSUs for the year ended December 31, 2015 was as follows:

RSUs and PSUs
Outstanding at January 1, 2015	932,622
Granted	264,018
Performance based adjustment	10,142
Vested	(313,078)
Forfeited	(32,096)
Outstanding at December 31, 2015	861,608
The RSUs and PSUs that vested during the years ended December 31, 2015, 2014 and 2013 had a fair value of $22.4 million, $20.6 million and $22.8 million, respectively.
The total unrecognized share-based compensation expense related to unvested RSUs and PSUs was approximately $27.6 million at December 31, 2015, which is expected to be recognized over a weighted-average period of 1.7 years.
Share-Settled Share Appreciation Rights (SSARs)
During the years ended December 31, 2015, 2014 and 2013, the Company issued 72,918 SSARs, 153,797 SSARs and 125,561 SSARs with a weighted average grant date fair value of $17.03, $14.62 and $11.25, respectively.
The activity related to the Company’s SSARs for the year ended December 31, 2015 was as follows:

SSARs
Outstanding at January 1, 2015	1,492,926
Granted	72,918
Exercised	(574,120)
Outstanding at December 31, 2015	991,724
Exercisable at December 31, 2015	820,380
The total unrecognized share-based compensation expense related to unvested SSARs was approximately $1.1 million at December 31, 2015, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company values SSARs issued with a Black-Scholes valuation model and used the following assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected life	6 years	6 years	6 years
Expected volatility	17.7%	18.1%	18.3%
Risk-free interest rate	1.9%	1.9%	1.0%
Dividend yield	2.2%	2.2%	2.3%
Expected volatility is based on the historical volatility of the Company’s common shares over a period equivalent to the expected life of the Company’s SSARs. The risk-free interest rate is based on the market yield of U.S. treasury securities with maturities equivalent to the expected life of the Company’s SSARs. The dividend yield is based on the average dividend yield of the Company’s shares over the expected life of the Company’s SSARs.
Warrants
In 2009, the Company issued 27,655 replacement warrants as part of the acquisition of Paris Re. At December 31, 2015, 557 warrants are outstanding and fully vested with a weighted average remaining contractual life of 1.0 years and a weighted average exercise price of $30.86. During the year ended December 31, 2015, 8,110 warrants were exercised with a weighted average exercise price of $31.25.
17. Retirement Benefit Arrangements
For employee retirement benefits, the Company maintains certain defined contributions plans and other active and frozen defined benefit plans. The majority of the defined benefit obligation at December 31, 2015 relates to the active defined benefit plan for the Company’s Zurich office employees (the Zurich Plan).
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
The Company incurred expenses for these defined contribution arrangements of $13.4 million, $15.9 million and $14.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Active Defined Benefit Plan
The Company maintains the Zurich Plan, which is classified as a hybrid plan and accounted for as a defined benefit plan under U.S. GAAP. At December 31, 2015 and 2014, the funded status of the Zurich Plan was as follows (in thousands of U.S. dollars):

	2015	2014
Funded status
Unfunded pension obligation at beginning of year	$41,365	$24,614
Change in pension obligation
Service cost	6,945	6,188
Interest cost	1,682	2,635
Plan participants’ contributions	2,504	1,838
Actuarial loss	7,550	15,796
Plan amendments	—	2,667
Benefits paid	(1,730)	(7,392)
Foreign currency adjustments	(465)	(13,493)
Change in pension obligation	16,486	8,239
Change in fair value of plan assets
Actual return on plan assets	1,594	1,707
Employer contributions	5,337	5,492
Plan participants’ contributions	2,504	1,838
Benefits paid	(1,730)	(7,392)
Foreign currency adjustments	(259)	(10,157)
Change in fair value of plan assets	7,446	(8,512)
Funded status
Unfunded pension obligation at end of year	$50,405	$41,365
Additional information:
Projected benefit obligation at end of year	$151,115	$134,629
Accumulated pension obligation at end of year	141,716	127,322
Fair value of plan assets at end of year	100,710	93,264
At December 31, 2015 and 2014, the funded status was included in Accounts payable, accrued expenses and other in the Consolidated Balance Sheets. The total amounts recognized in Accumulated other comprehensive loss at December 31, 2015 and 2014 were $29.2 million (net of $7.9 million of taxes) and $25.4 million (net of $6.8 million of taxes), respectively.
The net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 was $9.6 million, $7.3 million and $10.7 million, respectively.
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
The fair value of the Zurich Plan’s assets at December 31, 2015 and 2014 were insured funds and cash (Level 2) of $100.7 million and $93.3 million, respectively. The insured funds comprise the accumulated pension plan contributions and investment returns thereon, which are held in an insurance arrangement that provides at least a guaranteed minimum investment return. The insured funds are held by a collective foundation of AXA Life Ltd. and are guaranteed under the insurance arrangement.

The assumptions used to determine the Zurich Plan’s pension obligation and net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost	Pension obligation	Net periodic benefit cost
Discount rate	1.00%	1.25%	1.25%	2.25%	2.25%	1.75%
Expected return on plan assets	—	1.25%	—	2.25%	—	1.75%
Rate of compensation increase	2.25%	2.25%	2.25%	2.50%	2.50%	2.50%
At December 31, 2015, estimated employer contributions to be paid in 2016 related to the Zurich Plan were $4.9 million and future benefit payments were estimated to be paid as follows (in thousands of U.S. dollars):

Year	Amount
2016	$4,566
2017	4,531
2018	4,264
2019	4,244
2020	4,454
2021 to 2025	30,061
The Company does not believe that any of the Zurich Plan’s assets will be returned to the Company during 2016.
18. Commitments and Contingencies
(a) Concentration of Credit Risk
Fixed maturities
The Company’s investment portfolio is managed following prudent standards of diversification and a prudent investment philosophy. The Company is not exposed to any significant credit concentration risk on its investments, except for debt securities issued by the U.S. government and other highly rated non-U.S. sovereign governments’ securities. At December 31, 2015 and 2014, other than the U.S. government, the Company’s fixed maturity investment portfolio did not contain exposure to any non-U.S. sovereign government or any other issuer that accounted for more than 10% of the Company’s shareholders’ equity attributable to PartnerRe. The Company keeps cash and cash equivalents in several banks and monitors significant concentrations of credit risk in any one bank. At December 31, 2015, the Company held cash and cash equivalent of $1.2 billion with a high credit quality international bank which was primarily invested in United States government and government sponsored enterprises' money market funds. This concentration at December 31, 2015 was partially due to the timing of investment sale and purchase activity and certain specific cash requirements related to the closing of the Merger.
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
The Company has exposure to credit risk related to reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. The credit risk exposure related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process, monitoring of aged receivable balances and the contractual right to offset premiums receivable or funds held balances against unpaid losses and loss expenses. The Company regularly reviews its reinsurance recoverable balances to estimate an allowance for uncollectible amounts based on quantitative and qualitative factors. At December 31, 2015 and 2014, the Company recorded a provision for uncollectible premiums receivable of $8 million. See also Note 9 for discussion of credit risk related to reinsurance recoverable on paid and unpaid losses.
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
(b) Lease Arrangements
The Company leases office space under operating leases expiring in various years through 2022. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments, exclusive of escalation clauses, on non-cancelable leases and future sub-lease rental income on non-cancellable leases at December 31, 2015 (in thousands of U.S. dollars):

Year	Amount
2016	$26,150
2017	25,312
2018	12,618
2019	5,601
2020	981
2021 through 2022	1,398
Total future minimum rental payments	$72,060

Total future sub-lease rental income through 2019	$7,360
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $23.2 million, $33.6 million and $33.0 million, respectively, excluding any restructuring charges related to real estate.
(c) Merger Related Charges and Special Dividend
In connection with the Merger Agreement with EXOR, the Company will incur further charges that are contingent upon the closing of the Merger of between $30 million and $40 million related to professional costs. The Company will incur these costs upon the closing of the transaction, which is expected to occur in the first quarter of 2016.

On November 19, 2015, the Company announced that its Board had declared a special dividend of $3.00 per share payable to its common shareholders prior to the closing of the Merger. The payment of this special dividend is conditional and contingent upon the consummation of the Merger.
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
The Company has entered into strategic investments with unfunded capital commitments. In the next five years, the Company expects to fund capital commitments totaling $93 million with $47 million, $35 million, $10 million, $1 million and $nil to be paid during 2016, 2017, 2018, 2019 and 2020, respectively.
The Company has committed to a 10 year structured letter of credit facility issued by a high credit quality international bank, which has a final maturity of December 29, 2020. At December 31, 2015 and 2014, the Company's participation in the facility was $81 million and $61 million, respectively. At December 31, 2015, the letter of credit facility has not been drawn down and can only be drawn down in the event of certain specific scenarios, which the Company considers remote. Unless canceled by the bank, the credit facility automatically extends for one year, each year until maturity.
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
At December 31, 2015, the Company was not a party to any litigation or arbitration that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company.
19. Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured letter of credit facilities. At December 31, 2015, the total amount of such credit facilities available to the Company was approximately $817 million, with each of the significant facilities described below. Under the terms of certain reinsurance agreements, irrevocable letters of credit were issued on an unsecured and secured basis in the amount of $113 million and $375 million, respectively, at December 31, 2015, in respect of reported loss and unearned premium reserves.
The Company maintains a $300 million combined credit facility, with the first $100 million being unsecured and any utilization above the initial $100 million being secured. This credit facility matures on November 14, 2016. Unless canceled by either counterparty, this credit facility automatically extends for one year.
In addition, the Company maintains committed secured letter of credit facilities. These facilities are used for the issuance of letters of credit, which must be fully secured with cash and/or government bonds and/or investment grade bonds. The agreements include default covenants, which could require the Company to fully secure the outstanding letters of credit to the extent that the facility is not already fully secured, and disallow the issuance of any new letters of credit. Included in the Company’s secured credit facilities at December 31, 2015 is a $300 million secured credit facility, which matures on December 31, 2018, and a $140 million secured credit facility, which matures on December 31, 2017. At December 31, 2015, no conditions of default existed under these facilities.
20. Agreements with Related Parties
The Company was party to agreements with certain entities on an arm’s-length basis as follows.

Agreements with ING Group N.V.
In the normal course of its underwriting activities, the Company and certain subsidiaries entered into reinsurance contracts with ING Group N.V. (a company in which a board member of the Company was a supervisory director until July 2014). The activity included in the Consolidated Statements of Operations related to ING Group N.V. for the years ended December 31, 2014 and 2013 includes net premiums earned of $1.9 million and $2.6 million, respectively, and losses and loss expenses and life policy benefits of $0.6 million and $1.3 million, respectively.

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
The North America sub-segment includes agriculture, casualty, credit/surety, motor, multiline, property and other risks generally originating in the United States. The Global (Non-U.S.) P&C sub-segment includes casualty, motor and property business generally originating outside of the United States. The Global Specialty sub-segment is comprised of business that is generally considered to be specialized due to the sophisticated technical underwriting required to analyze risks, and is global in nature. This sub-segment consists of several lines of business for which the Company believes it has developed specialized knowledge and underwriting capabilities. These lines of business include agriculture, aviation/space, credit/surety, energy, engineering, marine, multiline, specialty casualty, specialty property and other lines. The Catastrophe sub-segment is comprised of the Company’s catastrophe line of business. The Life and Health segment includes mortality, longevity and accident and health lines of business. Corporate and Other is comprised of the capital markets and investment related activities of the Company, including principal finance transactions, insurance-linked securities and strategic investments, and its corporate activities, including other expenses.
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
The segment results for the years ended December 31, 2015, 2014 and 2013, were as follows (in millions of U.S. dollars, except ratios):

Segment Information
For the year ended December 31, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,604	$735	$1,556	$382	$4,277	$1,271	$—	$5,548
Net premiums written	$1,542	$726	$1,482	$272	$4,022	$1,208	$—	$5,230
Decrease (increase) in unearned premiums	30	(33)	29	12	38	1	—	39
Net premiums earned	$1,572	$693	$1,511	$284	$4,060	$1,209	$—	$5,269
Losses and loss expenses and life policy benefits	(881)	(473)	(785)	(54)	(2,193)	(964)	—	(3,157)
Acquisition costs	(443)	(189)	(407)	(25)	(1,064)	(153)	—	(1,217)
Technical result	$248	$31	$319	$205	$803	$92	$—	$895
Other income					—	6	3	9
Other expenses					(219)	(63)	(509)	(791)
Underwriting result					$584	$35	n/a	$113
Net investment income						59	391	450
Allocated underwriting result (1)						$94	n/a	n/a
Net realized and unrealized investment losses							(297)	(297)
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange losses							(9)	(9)
Income tax expense							(80)	(80)
Interest in earnings of equity method investments							6	6
Net income							n/a	$107
Loss ratio (2)	56.0%	68.3%	52.0%	19.1%	54.0%
Acquisition ratio (3)	28.2	27.3	26.9	8.6	26.2
Technical ratio (4)	84.2%	95.6%	78.9%	27.7%	80.2%
Other expense ratio (5)					5.4
Combined ratio (6)					85.6%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a: Not applicable

Segment Information
For the year ended December 31, 2014

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,642	$803	$1,797	$425	$4,667	$1,265	$—	$5,932
Net premiums written	$1,630	$794	$1,696	$380	$4,500	$1,220	$—	$5,720
(Increase) decrease in unearned premiums	(33)	(26)	(58)	4	(113)	2	—	(111)
Net premiums earned	$1,597	$768	$1,638	$384	$4,387	$1,222	$—	$5,609
Losses and loss expenses and life policy benefits	(1,000)	(438)	(963)	(62)	(2,463)	(1,000)	—	(3,463)
Acquisition costs	(401)	(222)	(400)	(42)	(1,065)	(149)	—	(1,214)
Technical result	$196	$108	$275	$280	$859	$73	$—	$932
Other income					3	8	5	16
Other expenses					(252)	(68)	(130)	(450)
Underwriting result					$610	$13	n/a	$498
Net investment income						60	420	480
Allocated underwriting result						$73	n/a	n/a
Net realized and unrealized investment gains							372	372
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange gains							18	18
Income tax expense							(239)	(239)
Interest in earnings of equity method investments							15	15
Net income							n/a	$1,068
Loss ratio	62.6%	57.0%	58.8%	16.1%	56.1%
Acquisition ratio	25.1	28.9	24.4	11.0	24.3
Technical ratio	87.7%	85.9%	83.2%	27.1%	80.4%
Other expense ratio					5.8
Combined ratio					86.2%

Segment Information
For the year ended December 31, 2013

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$1,601	$818	$1,676	$495	$4,590	$972	$8	$5,570
Net premiums written	$1,587	$811	$1,579	$450	$4,427	$964	$6	$5,397
(Increase) decrease in unearned premiums	(54)	(68)	(73)	3	(192)	(7)	—	(199)
Net premiums earned	$1,533	$743	$1,506	$453	$4,235	$957	$6	$5,198
Losses and loss expenses and life policy benefits	(975)	(373)	(920)	(132)	(2,400)	(760)	2	(3,158)
Acquisition costs	(351)	(196)	(362)	(44)	(953)	(125)	—	(1,078)
Technical result	$207	$174	$224	$277	$882	$72	$8	$962
Other income					3	11	3	17
Other expenses					(259)	(71)	(170)	(500)
Underwriting result					$626	$12	n/a	$479
Net investment income						61	423	484
Allocated underwriting result						$73	n/a	n/a
Net realized and unrealized investment losses							(161)	(161)
Interest expense							(49)	(49)
Amortization of intangible assets							(27)	(27)
Net foreign exchange losses							(18)	(18)
Income tax expense							(49)	(49)
Interest in earnings of equity method investments							14	14
Net income							n/a	$673
Loss ratio	63.6%	50.2%	61.1%	29.0%	56.7%
Acquisition ratio	22.9	26.4	24.0	9.7	22.5
Technical ratio	86.5%	76.6%	85.1%	38.7%	79.2%
Other expense ratio					6.1
Combined ratio					85.3%

The following table provides the distribution of net premiums written by line of business for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Non-life
Property and casualty
Casualty	12%	12%	12%
Motor	7	7	7
Multiline and other	7	5	4
Property	11	11	12
Specialty
Agriculture	11	12	11
Aviation/Space	4	4	4
Catastrophe	5	6	8
Credit/Surety	6	7	6
Energy	1	1	2
Engineering	3	3	4
Marine	4	5	6
Specialty casualty	3	3	3
Specialty property	3	3	3
Life and Health	23	21	18
Total	100%	100%	100%
The following table provides the geographic distribution of gross premiums written based on the location of the underlying risk for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Asia, Australia and New Zealand	12%	11%	11%
Europe	37	40	40
Latin America, Caribbean and Africa	10	10	10
North America	41	39	39
Total	100%	100%	100%
The Company produces its business both through brokers and through direct relationships with insurance company clients. None of the Company’s cedants individually accounted for more than 3%, 4% and 4% of total gross premiums written during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has two brokers that individually accounted for 10% or more of its gross premiums written during the years ended December 31, 2015, 2014 and 2013. The brokers accounted for 19%, 20% and 22% and 22%, 20% and 21% of gross premiums written for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the percentage of gross premiums written through these two brokers by segment and sub-segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Non-life
North America	63%	59%	60%
Global (Non-U.S.) P&C	28	31	29
Global Specialty	38	38	41
Catastrophe	75	70	74
Life and Health	16	12	12

22. Other Expenses
(a) Transaction Related Charges
On August 3, 2015, in connection with the execution of the Merger Agreement with EXOR, the Company and AXIS terminated the Amalgamation Agreement. The Company paid AXIS a termination fee and reimbursement of expenses of $315 million which is included within Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2015.
During the year ended December 31, 2015, the Company recorded $63 million of other transaction costs related to professional fees and severance costs associated with the Amalgamation Agreement with AXIS and Merger Agreement with EXOR within Other expenses in the Consolidated Statements of Operations.
(b) Restructuring Charges
In April 2013, the Company announced the restructuring of its business support operations into a single integrated worldwide support platform and changes to the structure of its Global Non-life Operations. The restructuring included involuntary and voluntary employee termination plans in certain jurisdictions (collectively, termination plans) and certain real estate costs. Employees affected by the termination plans had varying leaving dates by December 31, 2015.
During the years ended December 31, 2014, and 2013, the Company recorded a pre-tax charge of $11 million and $58 million, respectively, related to the costs of the restructuring, which was primarily related to the termination plans and certain real estate costs, within Other expenses. The continuing salary and other employment benefit costs related to the affected employees were expensed as the employee remained with the Company and provided service.
(c) Other Charges
On April 17, 2015, PartnerRe U.S. Corporation, a subsidiary of the Company, agreed a negotiated earn-out consideration to be paid to the former shareholders of Presidio Reinsurance Group, Inc. in the amount of $29 million pursuant to an earn-out agreement dated December 31, 2012 (Earn-out Agreement). The Company previously accrued $4 million in connection with the Earn-out Agreement through December 31, 2014, and the remaining $25 million, pre-tax, was recorded in Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2015.

23. Unaudited Quarterly Financial Information

	2015				2014
(in millions of U.S. dollars, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net premiums written	$1,064	$1,190	$1,322	$1,653	$1,220	$1,343	$1,419	$1,738
Net premiums earned	1,294	1,412	1,328	1,235	1,446	1,557	1,353	1,254
Net investment income	108	117	120	105	115	118	130	117
Net realized and unrealized investment (losses) gains	(24)	(133)	(256)	116	98	(34)	166	142
Other income	1	3	—	4	4	2	9	—
Total revenues	1,379	1,399	1,192	1,460	1,663	1,643	1,658	1,513
Losses and loss expenses and life policy benefits	767	804	865	721	870	960	884	749
Acquisition costs	311	347	283	276	325	322	303	265
Other expenses	120	416	130	125	123	108	107	111
Interest expense	12	12	12	12	12	12	12	12
Amortization of intangible assets	6	7	7	7	6	7	7	7
Net foreign exchange (gains) losses	(6)	22	6	(13)	(7)	(8)	(2)	—
Total expenses	1,210	1,608	1,303	1,128	1,329	1,401	1,311	1,144
Income (loss) before taxes and interest in earnings (losses) of equity method investments	169	(209)	(111)	332	334	242	347	369
Income tax (benefit) expense	(3)	17	(14)	80	53	46	78	62
Interest in earnings (losses) of equity method investments	5	(3)	8	(4)	(1)	5	5	6
Net income (loss)	177	(229)	(89)	248	280	201	274	313
Net income attributable to noncontrolling interests	—	—	—	(2)	(3)	(5)	(2)	(3)
Net income (loss) attributable to PartnerRe Ltd.	177	(229)	(89)	246	277	196	272	310
Preferred dividends	14	14	14	14	14	14	14	14
Net income (loss) attributable to PartnerRe Ltd. common shareholders	$163	$(243)	$(103)	$232	$263	$182	$258	$296
Basic net income (loss) per common share	$3.39	$(5.08)	$(2.16)	$4.88	$5.39	$3.68	$5.13	$5.72
Diluted net income (loss) per common share	$3.30	$(5.08)	$(2.16)	$4.76	$5.26	$3.60	$5.02	$5.61
Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	$0.67	$0.67	$0.67	$0.67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the accompanying consolidated balance sheets of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PartnerRe Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE LTD.
Deloitte Ltd.
Hamilton, Bermuda
February 25, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Deloitte Ltd., the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting, and its report appears below.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the internal control over financial reporting of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE LTD.
Deloitte Ltd.

Hamilton, Bermuda
February 25, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth below details the name, age, nationality, qualifications and committee memberships of our directors and our executive officers as of February 15, 2016.
OUR DIRECTORS
Jean-Paul L. Montupet, Chairman of the Board

	Current Directorships Lexmark International, Inc. Wabco Holdings, Inc. Assurant, Inc. IHS Committees Compensation & Management Development-Chairman Risk & Finance	Former Directorships (previous 5 years) Leroy Somer (2012)
Age: 68 Nationality: American Director Since: February 2002
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
Age: 72 Nationality: British/New Zealander Director Since: January 2005
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

Jan H. Holsboer

	Current Directorships NN Group N.V. - Chairman TD Bank N.V. - Chairman YAFA S.p.A Yam Invest N.V. Committees Nominating & Governance - Chairman Audit	Former Directorships (previous 5 years) ING Group N.V. (2014) Atradius N.V/Atradius Credit Insurance N.V. (2012) Delta Lloyd Group N.V. (2011)
Age: 69 Nationality: Dutch Director Since: May 2000
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
Age: 70 Nationality: American Director Since: October 2009
Mr. Mendoza is a Senior Managing Director of Atlas Advisors LLC. Mr. Mendoza was Vice Chairman of the Board of J.P. Morgan & Co from 1990 to 2000 and Managing Director of Goldman Sachs Services Ltd. from 2000 to 2001. Mr. Mendoza was Chairman of XL Capital Ltd. until 1993 and a Non-Executive Director of ACE Ltd. from 1999 to 2002. He was also Chairman and a Non-Executive Director of Egg plc until 2006, Non-Executive Director of Prudential plc and Chairman of Integrated Finance Ltd. until 2007. Mr. Mendoza was Co-Chairman of Trinsum Group Inc(1) from 2007 to 2008 and was a Non-Executive Director of PARIS RE Holdings Ltd from 2007-2009. Mr. Mendoza was also a partner in Deming Mendoza & Co. from 2009 to 2010.
Mr. Mendoza’s qualifications to sit on our Board include his years of experience in the international financial and (re)insurance industries as well as his previous experience as a director on the boards of U.S. listed companies including (re)insurance companies.
(1) Trinsum Group Inc had an involuntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code filed against it in July 2008; subsequently it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2009.

Debra Perry

	Current Directorships Korn/Ferry International Committees Compensation & Management Development Audit - Chairman	Former Directorships (previous 5 years) CNO Financial Group, Inc. (2011)
Age: 64 Nationality: American Director Since: June 2013
Ms. Perry currently serves on the board of Korn/Ferry International where she chairs the audit committee. She also served as a trustee of the Bank of America Funds Series Trust, where she chaired the governance committee from 2011 through 2014, and is a trustee of the Sanford C. Bernstein Fund Inc. where she chairs the governance committee. Ms. Perry is now a trustee and was a member of the Executive Committee of the Committee for Economic Development in Washington D.C. from 2012 through 2014. Ms. Perry was a director of MBIA Inc. (1)  from 2004 to 2008 and a director of CNO Financial Group Inc. from 2004 to 2011. She also occupied various positions at Moody’s Investors Service Inc., a subsidiary of Moody’s Corporation, between 1992 and 2004. Ms. Perry was an advisory director on the Wisconsin School of Business board from 2009 to 2013.
Ms. Perry’s qualifications to sit on our Board include her years of experience in the financial services industry specifically following the insurance industry, and her extensive governance experience; having served on the boards of public and private companies. Ms. Perry's experience qualifies her as an "audit committee financial expert".
(1) In 2007 MBIA Inc. concluded civil settlements with the SEC, New York State Attorney General’s Office and the New York State Insurance Department with respect to financial reinsurance transactions that MBIA Inc. had entered into in 1998.

Rémy Sautter

	Current Directorships Métropole Télévision (M6) SA Solocal Groupe (fka Pages Jaunes SA) RTL Radio France Committees Compensation & Management Development Risk & Finance	Former Directorships (previous 5 years) Channel 5, UK (2010) Technicolor Multimedia PLC (2014)
Age: 70 Nationality: French Director Since: November 2001
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
Age: 62 Nationality: Singaporean Director Since: June 2013
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
Age: 69 Nationality: American Director Since: May 2003
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

David Zwiener, Interim Chief Executive Officer

	Current Directorships VOYA Financial Inc. (formerly ING U.S.) Committees Risk & Finance	Former Directorships (previous 5 years) CNO Financial Group (2011)
Age: 61 Nationality: American Director Since: July 2009
Mr. Zwiener was appointed as PartnerRe's Interim Chief Executive Officer in January 2015. He is a director of VOYA Financial Inc. since 2013 and is chairman of their audit committee. Mr. Zwiener is also a trustee of the New Britain Museum of American Art. Mr. Zwiener was President and Chief Operating Officer of the property and casualty operations at Hartford Financial Services Group Inc. from 1997 to 2007, Managing Director and Co-Head of the financial institutions group of the Carlyle Group from 2007 to 2008 and Chief Financial Officer of Wachovia Corporation in 2009. Mr. Zwiener was a Principal in Dowling Capital Partners.
Mr. Zwiener’s qualifications to sit on our Board include his years of experience in the international financial and (re)insurance industries including a leading insurance group.

OUR EXECUTIVE OFFICERS

Emmanuel Clarke

	Age:	46	Position
	Nationality:	French	President
	Executive Officer Since:	September 2010
Mr. Clarke joined PartnerRe in 1997 and was appointed as Head of Credit & Surety PartnerRe Global in 2002 and Head of Property and Casualty, PartnerRe Global in 2006. In 2008 Mr. Clarke was appointed as Head of Specialty Lines, PartnerRe Global and Deputy Chief Executive Officer, PartnerRe Global. Effective September 1, 2010, Mr. Clarke was appointed as Chief Executive Officer of PartnerRe Global and on September 8, 2015, Mr. Clarke was appointed President of PartnerRe Ltd.

William Babcock

	Age:	48	Position
	Nationality:	American	Executive Vice President and Chief Financial Officer
	Executive Officer Since:	October 2010
Mr. Babcock joined PartnerRe in 2008 as Group Finance Director. Effective October 1, 2010, Mr. Babcock was appointed as Executive Vice President and Chief Financial Officer of PartnerRe Ltd. Prior to joining PartnerRe, Mr. Babcock held the position of Chief Accounting Officer and Director of Financial Operations at Endurance Specialty Ltd.

Laurie Desmet

	Age:	53	Position
	Nationality:	American	Executive Vice President and Chief Operations Officer, Group
	Executive Officer Since:	April 2013
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

Theodore C. Walker

	Age:	55	Position
	Nationality:	American	Chief Executive Officer, PartnerRe North America
	Executive Officer Since:	January 2009
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
Based solely on a review of the reports filed by individuals subject to Section 16(a) during 2015, no director or executive officer failed to file his or her required reports on a timely basis.
CODE OF ETHICS
The Board of PartnerRe has adopted the Code of Business Conduct and Ethics, which applies to all directors, officers and employees. Any specific waiver of its provisions requires the approval of the Board or a Committee of the Board, and any such waiver must be disclosed to shareholders promptly. We will disclose any such waiver on our website at www.partnerre.com within four business days of such waiver being granted. There were no waivers of the Code of Business Conduct and Ethics in 2015. Any reported violation to the Code of Business Conduct and Ethics will be investigated and may result in disciplinary action, as appropriate.
PROCEDURES BY WHICH STOCKHOLDER MAY NOMINATE DIRECTORS

There have been no material changes in the procedures by which shareholders may nominate directors from those that were disclosed in the Company's Proxy Statement, filed on November 6, 2015.
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
EXECUTIVE SESSIONS
Following every physical Board meeting in 2015, the Chief Executive Officer recused himself from the meeting to allow the Board to meet in executive sessions. The independent directors are at liberty to raise whatever issues they wish during these sessions. The Chairman presides over the executive sessions.

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

•	Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 25, 2016;

•	Corporate Governance Principles and Application Guidelines;

•	Audit Committee Charter;

•	Compensation & Management Development Committee Charter;

•	Nominating & Governance Committee Charter;

•	Risk & Finance Committee Charter; and

•	Code of Business Conduct and Ethics.
Information contained on our website is not incorporated by reference into this Form 10-K or any other report filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
This Compensation Discussion and Analysis provides an overview of how our Named Executive Officers (NEOs) were compensated in 2015, and how their compensation aligns with our established pay-for-performance compensation philosophy. The Compensation Discussion and Analysis describes the compensation of the following NEOs.

Name	Title
David Zwiener	Interim Chief Executive Officer (1)
Costas Miranthis	Former President and Chief Executive Officer (1)
William Babcock	Executive Vice President and Chief Financial Officer
Emmanuel Clarke	President(2)
Laurie Desmet	Executive Vice President and Chief Operations Officer, Group
Theodore C. Walker	Chief Executive Officer, PartnerRe North America

(1)
As described in further detail below, Mr. Miranthis ceased serving as the President and Chief Executive Officer on January 25, 2015. David Zwiener currently serves as the interim Chief Executive Officer.

(2)	As discussed in further detail below, Mr. Clarke was appointed President of PartnerRe on September 8, 2015.
PartnerRe’s Executive Total Compensation Program is based on our compensation philosophy of providing market competitive programs which are designed to attract and retain top talent, align remuneration to value creation, and incent positive behaviors as well as motivating employees and paying for performance, while discouraging excessive risk-taking. To support this philosophy, PartnerRe uses a mix of both short and long-term based compensation elements inclusive of base salary, annual cash incentives, long-term incentive awards and benefits. PartnerRe provides clear alignment between financial and non-financial performance to encourage employees to help PartnerRe achieve long-term financial objectives. The Compensation & Management Development Committee (Compensation Committee) reviews the Executive Total Compensation Program components annually to ensure there is a clear alignment with our pay-for-performance compensation philosophy.
For 2015, PartnerRe's primary financial metric for the purposes of evaluating at-risk compensation was Adjusted Return on Equity (AROE, as described under Group Adjusted Return on Equity below), and the result was 10.6%. This performance exceeded the Company’s target of 7% - 8% in a continually challenging economic and operating environment. The AROE of 10.6% in 2015 reflects the Company’s solid underwriting result, driven by strong favorable prior year loss development, the absence of large catastrophic and large losses and the positive contribution from the Company’s Life and Health segment, partially offset by realized and unrealized investment losses on risk assets.
In December 2015, our shareholders voted on executive compensation for the 2014 performance year. In this non-binding advisory say-on-pay vote, shareholders, representing 90% of the total shares voted, voted in favor of PartnerRe’s compensation philosophy and practices. PartnerRe will continue to focus on the philosophy which guides the compensation decisions that were so strongly supported by our shareholders.
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
Chief Executive Officer Changes
As described in Business in Item 1 of Part I above, in January 2015, the Company entered into an Amalgamation Agreement with AXIS, pursuant to which the two companies would amalgamate and continue as a single Bermuda exempted company. Effective January 25, 2015, Mr. Miranthis resigned as a Director and as PartnerRe's President and Chief Executive Officer, and he continued his employment as a non-executive employee of the Company through March 31, 2015. Mr. Zwiener was appointed as PartnerRe's interim President and Chief Executive Officer and is currently serving as the interim Chief Executive Officer. He will serve in this position until the earlier of the closing of the Merger (discussed below)

or April 30, 2016. In connection with his appointment, Mr. Zwiener ceased serving as the chairman of the Audit Committee and a member of the Compensation Committee, but remained a member of the Company’s Board of Directors and the Risk & Finance Committee.
Under the terms of a letter agreement between Mr. Miranthis and the Company, dated January 25, 2015, Mr. Miranthis received, in connection with his resignation, a cash payment totaling $16,594,007, two-thirds of which was paid on February 4, 2015, following his execution of a general release, and the remaining one-third was paid on December 1, 2015, following his execution of an additional release. All of Mr. Miranthis’ unvested equity awards that he held on March 31, 2015, became fully vested as of March 31, 2015 (with any performance share units being earned at the maximum level of performance achievement), and any share options and share appreciation rights will remain exercisable for their original terms. He has been entitled to certain other benefits, including a supplemental contribution of $150,000 to the Bermuda Non-Registered Pension Plan; continued allowances for housing, tax advice fees, a club membership and payment of his attorneys’ fees. Mr. Miranthis was subject to a non-competition covenant for the period between January 25, 2015 and December 31, 2015, a one-year non-solicitation covenant, a confidentiality covenant and a non-disparagement covenant.
As the interim Chief Executive Officer, Mr. Zwiener’s annual base salary is $1,000,000, and he received a sign-on grant of restricted share units with a value of $1,500,000, which will vest and settle on the earlier of the closing date of the Merger or April 30, 2016. As part of his agreement, he is eligible to receive a cash service bonus of $3,000,000, and he is eligible for a discretionary cash bonus with a maximum aggregate value of $2,000,000, the value of which will be determined based on the Board’s assessment of Mr. Zwiener’s execution of the EXOR transaction or his efforts in relation thereto (which bonus accrues monthly and may be earned at a rate of 0% to 200% of the target bonus amount of $125,000 for each month during which he is employed) from September 1, 2015, through the payment or termination date. Both bonuses will be payable on the earlier of the closing date of the Merger, the appointment by the Board of a replacement to Mr. Zwiener as Chief Executive Officer of PartnerRe or April 30, 2016. If his employment is terminated without cause or for good reason, Mr. Zwiener will be entitled to an amount equal to the base salary that he would otherwise have earned between the date of his termination and April 30, 2016; a cash payment equal to the value of his sign-on restricted share unit award; and payment of the cash service bonus and a pro rata portion of the discretionary bonus, in each case subject to his execution of a general release. While he will receive certain executive-level perquisites, he will not be entitled to participate in the Company’s Change in Control Policy or any other change in control or severance plan or policy. Mr. Zwiener will be subject to a one-year post-termination non-solicitation covenant, a confidentiality covenant and a non-disparagement covenant.
Acquisition of PartnerRe by EXOR and Executive Committee Changes
Effective September 8, 2015, Mr. Clarke was appointed as President of PartnerRe by the Board. In this role, Mr. Clarke is responsible for leading and managing all of PartnerRe’s operations. Mr. Zwiener remains in the role of interim Chief Executive Officer, dedicating his time to bringing EXOR’s acquisition of PartnerRe to a successful close, at which point he is expected to step down.
In connection with his appointment as President, Mr. Clarke entered into an arrangement with PartnerRe pursuant to which he is entitled to receive: (1) a base salary of $950,000; (2) an annual incentive target of 125% of his base salary (prorated for 2015 based on the timing of his promotion); (3) an annual long-term incentive award target of $2,000,000; and (4) a retention bonus of $950,000, to be paid on the earlier of December 31, 2016 or the date that is twelve months after the closing date of the acquisition of PartnerRe by EXOR. PartnerRe entered into an amended and restated employment agreement with Mr. Clarke on December 16, 2015 in connection with his appointment as President of PartnerRe.
On December 16, 2015, PartnerRe also entered into an amended and restated employment agreement with Mr. Babcock. The amended and restated employment agreement provides that if: (1) Mr. Babcock is not appointed the Chief Financial Officer of the surviving company to PartnerRe following the closing date of the Merger on or prior to July 1, 2016, other than as a result of his voluntary resignation prior to such date; and (2) Mr. Babcock terminates his employment for good reason after July 1, 2016 and within 12 months following the closing date of the Merger, he will be eligible to receive a cash payment in the amount of $2,776,452, subject to his execution of a general release. The cash payment will not become payable in the event that the acquisition is not consummated or if Mr. Babcock is appointed Chief Financial Officer of the surviving company on or prior to July 1, 2016.

2015 Annual Incentive Program Changes
For the purposes of the 2015 Annual Cash Incentive Program, 20% and 10% of the total annual cash incentive weighting for Ms. Desmet and Mr. Babcock, respective, was an Operating Expense metric. Due to the transaction-related activities in respect of the AXIS and EXOR transactions, Operating Expense ceased being a clear focus for the year. As a result, those weightings were transferred to their Personal Goals.
In connection with his appointment as President, Mr. Clarke's 2015 annual cash incentive target was increased from 100% to 125% of his base salary (prorated for 2015 based on the timing of his promotion).
2016 Annual Incentive Program Changes
In November 2015, the Compensation Committee approved changes to the annual incentive program as it will relate to the 2016 performance year. The main change to the program was to the primary financial metric which will be Return on Underwriting Capital (ROUC) for the 2016 performance year. The ROUC metric focuses on underwriting performance and can be calculated as follows: technical profit (net premiums earned, less net losses, less net acquisition costs) adjusted for operating expenses, taxes and interest at risk-free on underwriting reserves and underwriting capital equals net underwriting profit. This value is then divided by underwriting capital to calculate ROUC.
In addition to this change, the business unit metrics for the 2016 performance year have been consolidated into Non-life (excluding Catastrophe), Life & Health and Catastrophe. The purpose of this change is to encourage collaborative performance to grow profitable business across business units.
Long-Term Incentive Program Changes

In consideration of the Performance Share Units (PSUs) treatment with respect to the EXOR transaction, all PSU Awards will vest at maximum performance when the transaction closes. In February 2016, the Compensation & Management Development Committee of the Board of Directors of PartnerRe resolved, in its discretion and as permitted under the terms of the PartnerRe Amended and Restated Employee Equity Plan, that any outstanding PSUs that become vested on March 1, 2016 will vest and settle as if maximum performance had been achieved, without regard to the actual performance level achieved during the applicable performance period or the actual date of the Closing.
In November 2015, the Compensation Committee approved changes to PartnerRe's long-term compensation program to reflect the anticipated changes in the ownership of the Company. The 2016 Long-Term Incentive (LTI) Program is a two-year cliff vest cash-based program and the performance metric is ROUC.
Elements of Total Compensation
The principal types of compensation paid to the NEOs (each of which is described in more detail below) are:
(1) Base Salary
(2) Annual Cash Incentive
(3) Annual Long-Term Incentive
When analyzing the NEO's mix of compensation with respect to the 2015 performance year and setting amounts for each of these components, the Compensation Committee is guided by the philosophy outlined in the Executive Total Compensation Program. To allocate the three principal forms of compensation optimally, the Compensation Committee focuses on, among other things, the following:

•	clearly linking pay to performance;

•
achieving a balance between fixed compensation (base salary) and at-risk compensation (annual cash incentive and LTI awards). At-risk compensation supports a pay-for-performance approach and links predetermined objectives, including Company performance, with at-risk compensation; however, caps are in place to ensure that NEOs are not inappropriately motivated to maximize their at-risk earnings;

•	ensuring that LTI awards are designed to align the NEO's interests with stakeholders’ interests by emphasizing long-term business performance and overall PartnerRe success;

•	promoting the retention of NEOs by providing long-term incentives; and

•	providing flexibility in the form and structure of compensation to meet individual goals and time horizons.

Balance of Fixed and At-Risk Compensation
For the 2015 performance year, the total compensation (base salary, annual cash incentive and LTI awards) that was at-risk for the NEOs (excluding the interim Chief Executive Officer and former President and Chief Executive Officer) was 80% (35% comprised of annual cash incentive and 45% comprised of LTI awards) with the balance of their total compensation, or 20%, being base salary. At-risk compensation is considered by the Board to include annual incentive and LTI awards. The breakdown of the NEOs' compensation mix is as follows:

(1)	Excludes the interim Chief Executive Officer and former President and Chief Executive Officer

(2)	Base salary on December 31, 2015.

(3)	Actual annual cash incentive award for the 2015 performance year, paid in March 2016.

(4)	Actual annual LTI dollar value for the 2015 performance year, expected to be granted on March 1, 2016.

(1)	Base Salary
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
The base salary for each NEO is reviewed at the first Compensation Committee meeting of the calendar year and fixed as of April 1 of each year. The base salaries as of April 1, 2015 were as follows:

	David Zwiener (1)	Costas Miranthis (2)	William Babcock	Emmanuel Clarke (3)(4)	Laurie Desmet	Theodore C. Walker
2015 Base Salary	$1,000,000	$1,000,000	$614,146	CHF924,744	$551,399	$623,156

(1)	Base salary set at January 25, 2015, and has remained unchanged.

(2)	Annual base salary as of his resignation on January 25, 2015.

(3)
Base salary of $950,000 effective on promotion to President at September 8, 2015. Converted at exchange rate of CHF1.00 = USD1.03. U.S. dollar equivalent of CHF924,744 based on December 31, 2015 exchange rate is $933,991. December 31, 2015 exchange rate of CHF1.00 = USD1.01 used to calculate dollar value.

(4)
Base salary on April 1, 2015 for the role of Chief Executive Officer, PartnerRe Global, was CHF638,112 (U.S. dollar equivalent is $644,493) based on an exchange rate of CHF1.00 = USD1.01 used to calculate dollar value.

(2)	Annual Cash Incentive
Annual cash incentive is an “at-risk” performance-based component of compensation and has been designed to align NEO and shareholder interests through the attainment of predetermined metrics and objectives.
Pursuant to PartnerRe’s annual cash incentive program, each employee has a target annual cash incentive that is expressed as a percentage of base salary. The annual cash incentive payout ranges from 0% to 200% of the target, depending upon actual performance compared with predetermined performance metrics. The table below shows actual annual cash incentive to be paid against the target annual incentive for the 2015 performance year. Messrs. Zwiener and Miranthis were not eligible to participate in the 2015 Annual Cash Incentive program. Mr. Clarke's annual cash incentive award was prorated based on his time in the roles of President and as Chief Executive Officer, Global during the performance year.

	William Babcock	Emmanuel Clarke (4)	Laurie Desmet	Theodore C. Walker
Target Annual Cash Incentive (% of salary)	100%	108%	100%	100%
Target Annual Cash Incentive (Value) (1) (2)	$614,146	CHF810,718	$551,399	$623,156
Actual Annual Cash Incentive (1) (3)	$1,034,836	CHF1,374,366	$955,574	$1,055,626

(1)	Amounts relate to the 2015 performance year. The actual annual cash incentive will be paid in March 2016.

(2)	US dollar equivalent for Mr. Clarke's target annual cash incentive is $818,825, based on an exchange rate of CHF1.00 = USD1.01 used to calculate dollar value.

(3)	US dollar equivalent for Mr. Clarke's actual annual cash incentive is $1,368,775, based on an exchange rate of CHF1.00 = USD1.01 used to calculate dollar value.

(4)
Annual incentive target and actual payout prorated based on time in the roles of President and Chief Executive Officer, Global during the performance year. Base salary as President of $950,000 effective on promotion to President at September 8, 2015. Converted at exchange rate of 1CHF = 1.03USD in September 2015 to CHF924,744. Base salary as Chief Executive Officer, PartnerRe Global, was CHF638,112. The target annual cash incentive award was prorated as follows:

	CEO Global	President
Portion of year	67%	33%
Target AI Value	CHF425,408	CHF385,310
Actual AI Value	CHF743,613	CHF630,752

The metrics for the following performance measures are predetermined by the Compensation Committee:

i)	Total Group Performance (Group Adjusted Return on Equity (AROE) + Group Organizational Objectives)

ii)	Business Unit Financial Performance

iii)	Personal Objectives
The AROE metric was PartnerRe’s primary financial metric for 2015, for the purposes of determining compensation, as it focuses on the value provided to shareholders and is a reliable indicator of Company performance and profitability. Business Unit Financial Performance is a financial metric that is also used for NEOs in determining their Annual Incentive payout. The inclusion of qualitative objectives provides the ability to assess performance which may not be quantifiable but impacts the overall performance of the Company.
The Compensation Committee annually approves the metrics within the Total Group Performance measure and the weighting of each measure for each NEO. Each measure is weighted to reflect the contributions of each NEO toward our strategy, the current business environment, as well as the behaviors which the Compensation Committee wishes to encourage and reward. The Compensation Committee places significant emphasis on quantitative performance measures (i.e., combined Group AROE and Business Unit Financial Performance). The Compensation Committee approved the weight of financial performance in a range of 52.5% - 75% for NEOs in 2015. The qualitative objectives (Group Organizational and Personal combined) have a target weighting range of 25% - 47.5%. The following table outlines the 2015 weightings and measures for each NEO:

	Costas Miranthis(3)	William Babcock	Emmanuel Clarke (4)	Laurie Desmet	Theodore C. Walker
Group AROE	75.0%	62.5%	52.5%	52.5%	42.5%
Group Organizational Objectives	25	7.5	7.5	7.5	7.5
Total Group Performance	100%	70%	60%	60%	50%
Business Unit Financial Performance (1)			20		30
Personal Objectives (2)		30	20	40	20
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Total Financial Performance	75.0%	62.5%	72.5%	52.5%	72.5%
Total Non-Financial Performance	25.0%	37.5%	27.5%	47.5%	27.5%

(1)	Business Unit Return on Equity (ROE)

(2)
Under PartnerRe's 2015 Annual Cash Incentive Program, 20% and 10% of the total annual cash incentive weighting for Ms. Desmet and Mr. Babcock, respectively, was an Operating Expense metric. Due to the transaction-related activities in respect of the AXIS and EXOR transactions, Operating Expense ceased being a clear focus for the year. As a result, those weightings were transferred to their Personal Goals.

(3)	Messrs. Zwiener and Miranthis were not eligible to participate in the 2015 Annual Cash Incentive Program.

(4)
Mr. Clarke's weightings are pro-rated based on his time in the roles of CEO, Global and President. The weights for the role of CEO, Global were Group ROE 42.5%, Group Organizational Objectives 7.5%, Global ROE 30% and Personal Objectives 20%. The weights for the role of President were Group ROE 72.5%, Group Organizational Objectives 7.5% and Personal Objectives 20%.

i)	Total Group Performance
The Total Group Performance measure applied to all NEOs and was the most heavily-weighted measure (70% for Mr. Babcock, 60% for each of Mr. Clarke and Ms. Desmet and 50% for Mr. Walker). The Total Group Performance measure is comprised of Group AROE and Group Organizational Objectives, with Group Adjusted Return on Equity (Group AROE) being the primary metric.
The actual 2015 Total Group Performance results and resulting payout for each NEO, based on the weightings shown in the above table, are shown below:

			Payout
	Performance	Scale Payout	Mr. Babcock	Mr. Clarke	Ms. Desmet	Mr. Walker
Group AROE	10.6%	152%	95%	80%	80%	65%
Group Organizational Objectives	180%	180%	14%	14%	14%	14%

Group Adjusted Return on Equity (Group AROE)
The Compensation Committee assessed all the metrics used in determining the NEOs' 2015 performance year annual cash incentives. As the foregoing tables show and as discussed above, Group AROE is the most predominant component used to determine Total Group Performance and consequently the 2015 performance year annual cash incentive payouts.
Group AROE is the sum of the Company's Operating Return on Equity (ROE) and the return on the Company's Risk Assets. ROE is based on operating earnings or losses (as defined in Key Financial Measures in Item 7 of Part II of this report). ROE excludes realized and unrealized gains or losses on the Company’s Risk Assets. The return on the Company's Risk Assets includes the realized and unrealized gains and losses from a portion of the Company's investment portfolio that includes equities, asset-backed securities, insurance linked securities and other specific investments.
The Group AROE scale is established annually and approved by the Compensation Committee prior to the start of the performance year. The main factors considered in establishing the Group AROE scale were the current reinsurance market outlook and a sustained period of low interest rates.

The payout scale is as follows and is subject to straight-line interpolation.

2015 Group AROE Performance	Payout of Award as a Percentage of Target Annual Cash Incentive
>13%	200%
á	á
7-8%	100%
á	á
<2%	0%
The scale reflects PartnerRe’s compensation philosophy in the following respects:

•	The annual cash incentive target (i.e., payout at 100%) is awarded for a target Group AROE performance, which is established prior to the start of the performance year.

•	The annual cash incentive payout is capped at 200% because an uncapped payout could encourage risk-taking activities which are not in the best interests of our shareholders.

•	The scale is designed to ensure that our shareholders receive a minimum return, currently at least 2% Group AROE, before employees receive an allocation toward their annual cash incentive.

•	The scale is set to create challenging but realistic goals to motivate employees and provide the opportunity to pay for performance.
The Group AROE for 2015 was 10.6% and consequently the payout award for this component for the 2015 performance year was 152%.
Group Organizational Objectives
Non-financial objectives were recommended by the former President and Chief Executive Officer and approved by both the Compensation Committee and the Board. For 2015, the Group Organizational Objectives were:

•	Execute identified strategic initiatives within agreed timetable;

•	Execute planned organizational changes with minimal disruption and onboard new hires/ promotions; and

•	Succession planning and evolution of management competences.
The Group Organizational Objectives will vary from year to year and the Compensation Committee does not assign specific weighting to any one individual component of the Group Organizational Objectives. No individual Group Organizational Objective was significant enough to make a meaningful impact on the maximum potential annual cash incentive payout for the 2015 performance year. As each qualitative objective was not individually material and was subjective in nature (i.e., not a quantitative measurement), the Compensation Committee reviewed the performance of the Company, which included the seamless operational performance during the year and the extensive Amalgamation and Merger related activities and determined that PartnerRe successfully achieved the Group Organizational Objectives, resulting in a payout of 180% of target.

ii)	Business Unit Financial Performance
For Messrs. Clarke and Walker, a Business Unit ROE metric accounted for 100% of their Business Unit Performance measure.
The following table shows the Non-Group Financial Performance metrics used for the 2015 performance year:

NEO	Metric used for Business Unit Performance Measure	Relative Weight of Business Unit Performance Measure (among all measures)	Actual 2015 Performance(1)	Scale Payout
Emmanuel Clarke	Global ROE	20%	14.4%	189%
Theodore Walker	North America ROE	30%	11.5%	171%

(1) The targets and payout scales are illustrated below and are subject to straight-line interpolation.

Global ROE Performance	North America ROE Performance	Payout of Award as a Percentage of Target Annual Cash Incentive
>15%	>13%	200%
á	á	á
8-9%	7-8%	100%
á	á	á
<3%	<2%	0%

iii)	Personal Objectives
Each of our NEOs has predetermined qualitative objectives that vary from year to year. Qualitative objectives are recommended annually by the Chief Executive Officer and approved by the Compensation Committee. The weight on qualitative objectives aligns with the Compensation Committee’s goal of a 25% - 47.5% weight on qualitative objectives (Group Organizational and Personal Objectives combined), placing greater emphasis on quantitative performance measures. In November 2014, the Compensation Committee considered numerous qualitative personal objectives, none of which covered all of our NEOs. For each NEO, the Compensation Committee considered all of the objectives that specifically applied to the NEO and reached a subjective view as to how well the NEO had achieved his or her personal objectives. Personal objectives cover many areas, including operational efficiency, effective capital management, maintaining good relationships with clients and success of significant projects. The Compensation Committee reviewed the NEO performance for 2015 which include the ongoing operational activities of the Company, the extensive Amalgamation and Merger related activities and determined that each NEO exceeded their personal objectives for the 2015 performance year, resulting in a payout of 200% of target for the Personal Objectives metric for each NEO.

(3)	Long-Term Incentive Awards
LTI awards provide “at-risk” compensation which has a long-term focus and are subject to both performance- and time-based vesting mechanisms. LTI awards are intended to: (i) incentivize, motivate and retain key employees; (ii) create a link between value creation and those who create it; and (iii) incentivize employees to make good long-term business decisions, aligned with the Company's strategic direction.
Form of 2016 LTI Awards

In light of the expiration of the Employee Equity Plan in 2015, it is contemplated that the Company will establish a cash-based LTI program in 2016, providing for the grant of awards that will cliff-vest after two years and does not accelerate upon the closing of the Merger. Once this plan is established, it is expected that our NEOs (other than Mr. Zwiener, our interim CEO) will receive their 2016 LTI awards in respect of 2015 performance under this plan. The NEO's blend of LTI cash awards is 40% fixed, 40% performance based and 20% appreciation rights. The annual LTI award distribution for the NEOs is as follows:

			LTI Award Distribution
LTI Award Level	Annual LTI Target Value	Actual Grant for 2015 Performance Year(1)	Fixed Value (2) (40%)	Performance-Based Value (2) (40%)	Appreciation Right Value (2) (20%)
President	$2,000,000	$2,000,000	$800,000	$800,000	$400,000
CFO	$1,250,000	$1,250,000	$500,000	$500,000	$250,000
Other NEOs	$1,250,000	$1,250,000	$500,000	$500,000	$250,000

(1)	At the grant date on or around March 1, 2016, based on the 2015 AROE result of 10.6%, no adjustments were made to the LTI target values.

(2)	LTI Awards have a two-year cliff vest, and the performance-based values are subject to a performance measure.
2016 LTI Award Vesting
At vest, the three components will be determined based on the following:
1.     Fixed value: the value will be adjusted upward or downward based on the two-year compound ROUC result. The formula is: award value x (1 + two-year compound ROUC, which is compounded annually).

2.     Appreciation right: the award value multiplied by the appreciation value of 7 will be adjusted upward or downward based on the two-year compound ROUC metric. The formula is: (award value x 7 x (1 + two-year compound ROUC, which is compounded annually)) - (award value x 7).
3.     Performance-based value: the value will be adjusted upward or downward based on the two-year compound ROUC result in addition, the award value will be adjusted (50%-150%) based on the two-year compound ROUC result. The formula is: award value adjusted for performance metric x (1 + two-year compound ROUC, which is compounded annually).
The following table shows the payout scale on settlement, based on performance and is subject to straight-line interpolation:

Level	Two-Year Compound ROUC Metric Scale*	Performance Adjustment %*
Maximum	>28%	150%
↕	↕	↕
Target	16%	100%
↕	↕	↕
Minimum	<4%	50%

*ROUC is based on the performance period January 1, 2016 to December 31, 2017 and is compounded annually. Payout will be interpolated on a straight-line basis between the levels.
The following table shows the value of the award that each NEO would potentially receive if maximum, target or minimum performance is achieved at the end of the two-year period:

	Estimated Performance Based Values (1)
Name	Minimum at 50%	Target at 100%	Maximum at 150%
William Babcock	$250,000	$500,000	$750,000
Emmanuel Clarke	$400,000	$800,000	$1,200,000
Laurie Desmet	$250,000	$500,000	$750,000
Theodore C. Walker	$250,000	$500,000	$750,000

(1)	Based on value at grant on or around March 1, 2016.
Note: The minimum, target and maximum values will then be multiplied by the two-year compound ROUC result.

Details on the 2015 Equity Program

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

The Group AROE result of 15.1% for 2014 exceeded the maximum range on the annual incentive scale, resulting in an adjustment of 110% to the 2014 equity target dollar values.

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

Level	PSU Metric Scale (above risk-free return)(1)	PSU Adjustment %
Maximum	>1,200bps	150%
↕	↕	↕
Target	700bps	100%
↕	↕	↕
Minimum	<200bps	50%

(1)	Based on a reference portfolio of risk-free securities with three-year duration.

The following table shows each NEO's actual 2015 PSU grant value against the scale to show what each NEO would potentially receive when the PSUs vest if maximum, target or minimum performance is achieved at the end of the three year period:

	Estimated PSU Value at Vest for PSU Performance (1)
Name	Minimum	Target Performance	Maximum
Costas Miranthis (2)	$990,000	$1,980,000	$2,970,000
William Babcock	$240,625	$481,250	$721,875
Emmanuel Clarke	$275,000	$550,000	$825,000
Laurie Desmet	$275,000	$550,000	$825,000
Theodore C. Walker	$275,000	$550,000	$825,000

(1)	Based on value at grant on February 17, 2015.

(2)	See Chief Executive Officer Changes above for the treatment of PSUs for Mr. Miranthis in connection with his resignation.
Linking Pay for Performance
The Group financial metric scale, which is AROE for 2015, is established annually and approved by the Compensation Committee. The main factors considered in establishing the Group AROE scale were the current reinsurance market outlook and a sustained period of low interest rates. The Company’s financial results for 2015 were above-target and this was reflected in the above target payment of the annual cash incentive component of at-risk compensation to the NEOs for the 2015 performance year, demonstrating a strong link between pay and performance.

The table below provides a three-year history of the Company performance.

	2013	2014	2015
Group AROE	15.7%	15.1%	10.6%
Group AROE Scale Payout	200%	200%	152%
Total Group Performance (1)	190%	186%	159%

(1)	Based on a weighting of 75% for Group AROE and 25% for Group Organizational Objectives.
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
The ownership target is expressed as a percentage of PartnerRe’s fully diluted common shares outstanding (“CSO”) at the end of each calendar year and includes all common shares and equivalents held by the NEO. The number of fully diluted CSO at December 31, 2015 was 49,139,215. The table below shows the ownership targets, common share ownership, and ownership expressed as a percentage of fully diluted CSO for each NEO as of December 31, 2015. As of such date, all of the NEOs, except for Mr. Zwiener, had reached their share ownership targets.

Name	Ownership Target—Common shares/equivalents as a percentage of fully diluted CSO	Common Share Ownership(1)	Common shares/equivalents as a percentage of fully diluted CSO
David Zwiener	0.07%	29,613	0.06%
Emmanuel Clarke	0.03%	75,571	0.15%
William Babcock	0.03%	60,489	0.12%
Laurie Desmet	0.03%	52,477	0.11%
Theodore C. Walker	0.03%	75,691	0.15%

(1)
Common Share Ownership includes common shares owned outright, PSUs, RSUs, RSU equivalents of Options, SSARs (conversion ratio for 2015 was one RSU to seven SSARs) and common shares held in qualified plans. This includes vested and unvested awards.

Severance
To assist in recruiting and to ensure that PartnerRe is competitive within the market, the Company provides for severance payments to the NEOs under several different scenarios. The severance triggers, restrictive conditions and compensation payments are governed by each NEO’s individual employment agreement and our Change in Control Policy. For more information, see Potential Payments Upon Termination or Change of Control below.
Benefits & Perquisites Review
To meet market competitive conditions, benefits and perquisites are provided to NEOs. In line with our peers, PartnerRe provides additional perquisites for Bermuda-based executives who have relocated from their home country to the corporate headquarters. Consistent with our pay-for-performance compensation philosophy, executive perquisites are limited to personal use of corporate aircraft (for the former President and Chief Executive Officer, capped at 30 hours, of which zero hours were used for 2014 and 2015; and for the interim Chief Executive Officer, capped at 47 hours, of which 42 hours were used for 2015), housing, club membership, car and travel allowances. The Company does not provide tax gross-ups to NEOs.
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
The Compensation Committee is responsible for the review and final approval of the compensation elements for each executive officer including the interim Chief Executive Officer.
In so reviewing and approving executive officers’ compensation, the Compensation Committee:

•
in consultation with the Board in executive session, establishes and approves goals and objectives relevant to the compensation of the interim Chief Executive Officer and evaluates the performance of the interim Chief Executive Officer in light of such established goals and objectives; and

•
in consultation with the interim Chief Executive Officer and President, establishes and approves goals and objectives relevant to the compensation of all other executive officers and evaluates their performance in light of such established goals and objectives.

The Compensation Committee is not involved in the consideration and determination of the directors’ compensation.
Independent Consultant
The Compensation Committee utilizes the services of an external compensation consultant. In 2015, the Compensation Committee utilized the services of Frederic W. Cook & Co., Inc.
In making decisions with respect to the former President and Chief Executive Officer and other executive compensation, the Compensation Committee considered analysis and advice provided by Frederic W. Cook & Co., Inc., which was provided without consulting the former President and Chief Executive Officer or management. Compensation Committee members have direct access to the consultant without management involvement.
During 2015, the services of Frederic W. Cook & Co., Inc. were limited to executive compensation matters. The Compensation Committee ascertained that Frederic W. Cook & Co., Inc. is an independent consultant to the Company.
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
The Compensation Committee considered and approved the composition of the competitive peer group with input from its independent consultant, Frederic W. Cook & Co., Inc. The competitive peer group is compiled using the following criteria: size (revenues, assets and market capitalization), corporate strategy, number of employees and business mix. Our 2015 competitive peer group (determined at the end of 2014) is comprised of Chubb Limited (formerly ACE Limited), Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., AXIS, Everest Re Group Ltd., Munich Re, RenaissanceRe Holdings Ltd, SCOR SA, Validus Holdings and XL Catlin. Swiss Re is also part of the peer group for 2015 for the former President and Chief Executive Officer compensation comparison; benchmark data for the other NEOs is not available.
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
Clawback Provisions
NEOs may be required to repay some or all of any cash or long-term incentive received from a grant if: (i) PartnerRe is required to restate our financial statements due to material non-compliance with financial reporting requirements; (ii) the restated financial statements would have resulted in a lower incentive award; and (iii) PartnerRe has determined that the material non-compliance causing the restatement was the result of the award recipient’s willful misconduct. The requirement to repay applies to any amounts granted, vested, obtained as the result of exercise or otherwise paid out during the 12 months following the date the financial statements subject to the restatement were filed with the SEC. Under the policy, the Board may also cancel the award recipient’s unvested equity or other unpaid bonus or incentive compensation and may cancel their vested but unexercised SSARs and options. These clawback features are in addition to the clawback provisions required under the Sarbanes-Oxley Act of 2002, which remain in effect. PartnerRe intends to further adjust our clawback policy in light of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 to the extent required once the SEC adopts final rules implementing those requirements.
Long-Term Incentives
Long-term incentives comprise the greatest portion of the NEOs' target compensation, encouraging executives to perform in a manner consistent with long term value creation. As described above under Executive Share Ownership and Retention, the Executive Total Compensation Program prescribes share ownership guidelines, holding restrictions and incentives to encourage the NEOs to hold a stake in the future value of PartnerRe. PartnerRe does not backdate, reprice or grant equity awards retroactively. Repricing of awards would require shareholder approval under our shareholder-approved long-term incentive plan.
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
Annual Cash Incentive Practices
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

Accounting Standards
The Compensation Committee considers the accounting treatment of compensation elements in determining types and levels of compensation for our NEOs. In determining equity awards in 2015, the Compensation Committee considered the potential dilution impact of the Employee Equity Plan. The Compensation Committee concluded that the associated dilutive impact was appropriate, given the objectives of our Executive Total Compensation Program, competitive compensation practices in the reinsurance industry, our performance, and the value of the awards as tools to motivate and retain employees.
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

Compensation & Management Development Committee
Jean-Paul Montupet, Chairman
Roberto Mendoza
Debra Perry
Rémy Sautter

COMPENSATION TABLES
2015 Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2015, 2014 and 2013. The amounts disclosed in column (e) include RSUs and PSUs and the amounts disclosed in column (f) include SSARs. The amounts related to 2015 disclosed in column (g) were determined by the Compensation Committee at its February 25, 2016 meeting and were paid out shortly thereafter. The amounts disclosed in column (h) are further detailed in footnote 5 below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary(2) ($)	Bonus ($)	Stock Awards(3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
David Zwiener Interim Chief Executive Officer, PartnerRe Ltd. (1)	2015	939,394	4,000,000	1,500,000	—	—	493,483	6,932,877
Costas Miranthis Former President and Chief Executive Officer, PartnerRe Ltd. (1)	2015	250,000	—	—	—	—	17,672,980	17,922,980
	2014	1,000,000	—	2,640,096	683,090	2,793,750	1,843,613	8,960,550
	2013	1,000,000	—	2,400,015	529,706	2,375,000	567,477	6,872,198
William Babcock Executive Vice President and Chief Financial Officer, PartnerRe Ltd.	2015	610,401	—	962,518	413,931	1,034,836	389,045	3,410,731
	2014	595,514	—	962,498	426,933	1,101,718	385,448	3,472,111
	2013	578,933	—	999,932	220,714	1,093,114	381,460	3,274,153
Emmanuel Clarke President (Former Chief Executive Officer, PartnerRe Global) (6)	2015	733,155	—	1,100,088	275,954	1,388,109	257,639	3,754,945
	2014	634,794	—	1,099,941	284,622	1,155,970	265,396	3,440,724
	2013	630,855	—	999,932	220,714	1,207,918	253,498	3,312,917
Laurie Desmet Executive Vice President and Chief Operations Officer, Group	2015	548,037	—	1,100,088	275,954	955,574	121,496	3,001,149
	2014	535,962	—	1,099,941	284,622	978,397	182,981	3,081,904
Theodore C. Walker Chief Executive Officer, PartnerRe North America	2015	619,356	—	1,100,088	275,954	1,055,626	122,608	3,173,632
	2014	605,711	—	1,099,941	284,622	948,869	123,555	3,062,698
	2013	596,759	—	999,932	220,714	1,026,039	124,747	2,968,191

(1)
Mr. Miranthis ceased serving as the President and Chief Executive Officer on January 25, 2015. As of such date, Mr. Zwiener began his service as PartnerRe's interim Chief Executive Officer of PartnerRe Ltd. For more details, see above Chief Executive Officer Changes.

(2)
The figures reflect the total salary received by each NEO during the applicable fiscal year. Our NEOs are not entitled to defer their salary in exchange for equity. The 2015 base salary shown above in the Elements of Total Compensation section refers to gross base salary in local currency. Mr. Zwiener's base salary of $1,000,000 was prorated for the period that he served as the interim Chief Executive Officer.

(3)
In accordance with the SEC proxy disclosure rules, columns (e) and (f) reflect the amount of RSUs, PSUs and SSARs granted during the fiscal year by using the aggregate grant date fair value of awards, determined in accordance with FASB Accounting Standards Codification (ASC) Topic 718. For a discussion of the assumptions and methodologies used to value equity awards, see Note 16 to Consolidated Financial Statements in Item 8 of Part II of this report. For more details on the maximum values of the PSU awards, see above Details on the 2015 Equity Program. Except for Mr. Zwiener, equity awards granted in 2015 relate to the 2014 performance year. In connection with his appointment as the interim Chief Executive Officer, Mr. Zwiener received a sign-on grant of restricted share units. Mr. Miranthis did not receive an equity award in 2015.

(4)
The figures reflect the non-equity incentive compensation paid in 2016 for the 2015 performance year. For more details, see above Annual Cash Incentive section. Messrs. Zwiener and Miranthis were not eligible to participate in the 2015 Annual Cash Incentive Program.

(5)
The 2015 amount for Mr. Zwiener includes $110,976 in housing allowance, $54,278 for dividend equivalents, $15,777 prorated director fees from January 1 to January 25, 2015, $7,950 for defined contribution plans, $6,300 for Bermuda payroll tax and $3,828 for life insurance premiums. Mr. Zwiener has access to one private aircraft in each of the U.S. and Europe, of which PartnerRe has a fractional interest. In 2015, Mr. Zwiener was entitled to 47 hours of personal travel on the private aircraft and 42 hours were used at a total cost of $351,045. As per the Company's travel policy, Mr. Zwiener reimbursed the Company for $56,671 with the balance of $294,374 as a benefit to Mr. Zwiener. Personal use of the aircrafts is reviewed annually by the Nominating & Governance Committee.

(6)
The 2015 amount for Mr. Miranthis includes a cash payment of $16,594,007 paid in connection with his resignation, $198,000 in housing allowances, $187,500 for defined contribution plans and non-qualified plans, $185,301 for dividend equivalents, $41,250 for Bermuda payroll tax and $10,674 for life insurance premiums (including AD&D and individual disability). The Company also paid, on Mr. Miranthis' behalf, Swiss taxes in the amount of $440,476, due on his SSARs exercised as it related to his prior work assignment in Switzerland (from 2007 to 2010), which are reimbursable due to contractual obligations for the period of time Mr. Miranthis worked in Switzerland. The remaining $15,772 is for the following items: Bermuda government social insurance contribution, corporate memberships and club fees. Mr. Miranthis was entitled to 30 hours of personal aircraft travel but did not use the aircrafts for personal use.

(7)
The 2015 amount for Mr. Babcock includes $204,000 in housing allowances, $67,144 for defined contribution plans and non-qualified plans, $38,543 for dividend equivalents, $30,000 in travel allowance and $7,830 for Bermuda payroll tax. The remaining $41,528 is for the following items: life insurance premiums, tax filing assistance, car allowance and club allowance.

(8)
The 2015 amount for Mr. Clarke includes $93,009 in housing allowances, $59,812 for defined contribution plans and non-qualified plans, $49,484 in school allowance and $42,804 for dividend equivalents. The remaining $12,530 is for the following items: tax filing assistance, personal use of the Paris company apartment and Swiss Social Security.

(9)
The 2015 amount for Ms. Desmet includes $60,229 for defined contribution plans and non-qualified plans and $43,029 for dividend equivalents. The Company also paid, on Ms. Desmet' behalf, Swiss taxes in the amount of $13,852, due on her RSU vest as it related to her prior work assignment in Switzerland (from 2010 to 2012), which are reimbursable due to contractual obligations for the period of time Ms. Desmet worked in Switzerland. The remaining $4,386 is for the following items: life insurance premiums and tax filing assistance.

(10)
The 2015 amount for Mr. Walker includes $68,129 for defined contribution plans and non-qualified plans and $43,651 for dividend equivalents. The remaining $10,828 is for the following items: life insurance premiums and tax filing assistance.

(11)
The Bermuda government imposes a payroll tax of 14.5% on all employees in the Bermuda office including Messrs. Zwiener, Miranthis and Babcock. The salary level to which this tax applies is currently capped at $750,000. PartnerRe pays the employee payroll tax portion of 5.5% for all Bermuda employees.

(12)
Effective September 8, 2015, Mr. Clarke was appointed as President of PartnerRe. Mr. Clarke’s actual salary and non-equity incentive plan compensation for 2015 were CHF725,896 and CHF1,374,366, respectively, for 2014 were CHF628,509 and CHF1,144,525, respectively, and for 2013 were CHF624,609 and CHF1,195,958, respectively. The applicable exchange rate at December 31, 2015 of CHF1.00 to USD1.01 was used to convert amounts reported.

2015 Grants of Plan-Based Awards
This table discloses the target and maximum cash-based non-equity incentive payouts in respect of the 2015 performance year, and equity awards granted in 2015. Messrs. Zwiener and Miranthis were not eligible to participate in the 2015 Annual Cash Incentive Program. Mr. Miranthis did not receive an equity award in 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Option(4) (#)	Exercise or Base Price of Option Awards(4) ($)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David Zwiener	1/26/2015	—	—	—	—	—	—	12,987	—	115.50	1,500,000
William Babcock(6)	2/17/2015	—	—	—	2,023	4,051	6,077	4,051	—	—	—
	2/17/2015	—	—	—	—	—	—	—	24,306	118.80	413,931
	—	—	614,146	1,228,292	—	—	—	—	—	—	—
Emmanuel Clarke(7)	2/17/2015	—	—	—	2,315	4,630	6,945	4,630	—	—	—
	2/17/2015	—	—	—	—	—	—	—	16,204	118.80	275,954
	—	—	1,167,489	2,334,979	—	—	—	—	—	—	—
Laurie Desmet	2/17/2015	—	—	—	2,315	4,630	6,945	4,630	—	—	—
	2/17/2015	—	—	—	—	—	—	—	16,204	118.80	275,954
	—	—	551,399	1,102,798	—	—	—	—	—	—	—
Theodore C. Walker	2/17/2015	—	—	—	2,315	4,630	6,945	4,630	—	—	—
	2/17/2015	—	—	—	—	—	—	—	16,204	118.80	275,954
	—	—	623,156	1,246,312	—	—	—	—	—	—	—

(1)
As described in further detail above in the Annual Cash Incentive section, all employees of PartnerRe are eligible for an annual cash incentive if predetermined performance goals are achieved. Each employee has a target annual cash incentive that is set as a percentage of base salary.

(2)
PSUs vest in their entirety three years after grant date and are subject to a performance measure. PSU awards can be adjusted upward or downward based on the average three-year growth in Tangible Book Value Per Diluted Share (TBVPS) + non-life reserve discount + life unrecognized value + dividends paid from grant date. This financial metric was selected by the Company because it has a high correlation to shareholder value. The payout scale on settlement is as follows: minimum (50%) = <200 bps (above risk-free return); target (100%) = 700 bps (above risk-free return); maximum (150%) = >1,200 bps (above risk-free return). Dividend equivalents are accrued quarterly on unvested PSU awards and will be paid in cash when any earned PSUs are delivered.

(3)	RSUs cliff vest in their entirety three years after grant date. Dividend equivalents are paid out quarterly in cash on unvested RSU awards.

(4)
The Company granted SSARs to the NEOs during fiscal year 2015 in respect of the 2014 performance year. SSARs were granted under the Employee Equity Plan with an exercise price equal to the closing price of PartnerRe common shares on the date of grant. SSARs vest 33% on the first anniversary of the date of grant, 33% on the second anniversary and 34% on the third anniversary.

(5)
The value of SSARs on February 17, 2015 is calculated by multiplying the Black-Scholes valuation of $17.03 by the number of underlying SSARs. The value of RSUs and PSUs on February 17, 2015 is calculated by multiplying the fair market value of $118.80 by the number of RSUs and PSUs.

(6)	Mr. Babcock customized his 2015 grant as follows: 35% RSUs; 35% PSUs and 30% SSARs.

(7)
Mr. Clarke’s threshold, target and maximum annual cash incentive was CHF0, CHF1,155,930 and CHF2,311,860, respectively. The applicable exchange rate at December 31, 2015 of CHF1.00 to USD1.01 was used to convert amounts reported.

(8)
The Compensation Committee of the Board reviews and approves the non-equity and equity incentive awards for the NEOs. The grant date of the annual equity awards is the date of the first Compensation Committee of the Board meeting of the year, when awards are approved. SSARs are granted with an exercise price equal to the closing price of PartnerRe common shares on the grant date.

2015 Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity grants as of December 31, 2015.

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4) ($)
David Zwiener	1/26/2015	—	—	—	—	12,987	1,814,803	—	—
	6/16/2014	—	—	—	—	1,401	195,775	—	—
	6/17/2013	—	—	—	—	1,643	229,593	—	—
	6/15/2012	10,127	—	71.12	6/15/2022	1,407	196,615	—	—
	6/15/2011	10,768	—	68.59	6/15/2021	1,458	203,741	—	—
	5/12/2010	8,170	—	75.54	5/12/2020	—	—	—	—
William Babcock	2/17/2015	—	24,306*	118.80	2/17/2025	4,051	566,087	4,051	566,087
	2/28/2014	9,636*	19,566*	98.88	2/28/2024	4,172	582,995	5,562	777,234
	3/1/2013	12,948*	6,671*	89.20	3/1/2023	5,605	783,243	5,605	783,243
	2/29/2012	28,500*	—	63.44	2/28/2022	—	—	—	—
	2/17/2011	14,395*	—	81.94	2/17/2021	—	—	—	—
	10/1/2010	12,500*	—	80.45	10/1/2020	—	—	—	—
	2/26/2010	10,200*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	8/4/2008	9,375*	—	69.50	8/4/2018	—	—	—	—
Emmanuel Clarke	2/17/2015	—	16,204*	118.80	2/17/2025	4,630	646,996	4,630	646,996
	2/28/2014	6,424*	13,044*	98.88	2/28/2024	5,562	777,234	5,562	777,234
	3/1/2013	12,948*	6,671*	89.20	3/1/2023	5,605	783,243	5,605	783,243
	2/29/2012	28,500*	—	63.44	2/28/2022	—	—	—	—
	2/17/2011	19,194*	—	81.94	2/17/2021	—	—	—	—
	9/1/2010	12,500*	—	75.80	9/1/2020	—	—	—	—
	2/26/2010	12,000*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	3/31/2008	12,000	—	75.85	3/31/2018	—	—	—	—
Laurie Desmet	2/17/2015	—	16,204*	118.80	2/17/2025	4,630	646,996	4,630	646,996
	2/28/2014	6,424*	13,044*	98.88	2/28/2024	5,562	777,234	5,562	777,234
	4/1/2013	—	—	—	—	3,000	419,220	—	—
	3/1/2013	—	—	—	—	3,083	430,819	1,962	274,170
	7/2/2012	10,000*	—	75.67	7/2/2022	—	—	—	—
	2/29/2012	7,500*	—	63.44	2/28/2022	—	—	—	—
	2/26/2010	10,200*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,763*	—	61.90	2/27/2019	—	—	—	—
	8/6/2008	10,000*	—	70.70	8/6/2018	—	—	—	—
	2/27/2008	12,000*	—	77.92	2/27/2018	—	—	—	—
	2/23/2007	10,500*	—	71.35	2/23/2017	—	—	—	—
Theodore C. Walker	2/17/2015	—	16,204*	118.80	2/17/2025	4,630	646,996	4,630	646,996
	2/28/2014	6,424*	13,044*	98.88	2/28/2024	5,562	777,234	5,562	777,234
	3/1/2013	12,948*	6,671*	89.20	3/1/2023	5,605	783,243	5,605	783,243
	2/29/2012	28,500*	—	63.44	2/28/2022	—	—	—	—
	2/17/2011	69,099*	—	81.94	2/17/2021	—	—	—	—
	2/26/2010	68,089*	—	79.61	2/26/2020	—	—	—	—
	2/27/2009	2,400*	—	61.90	2/27/2019	—	—	—	—
	1/2/2009	10,000*	—	70.07	1/2/2019	—	—	—	—
	2/27/2008	12,000*	—	77.92	2/27/2018	—	—	—	—

*SSARs

(1)
All grants of options and SSARs vest 33% on the first anniversary of the grant date, 33% on the second anniversary and 34% on the third anniversary. Dividend equivalents are not paid on options or SSARs.

(2)
The market value of RSUs and PSUs is based on the closing price of $139.74 as at December 31, 2015, the last day of trading in 2015. All share awards cliff vest in their entirety three years from the date of grant. Dividend equivalents are paid out quarterly in cash for RSUs and accrued quarterly and paid upon settlement for PSUs.

(3)	These are RSU grants.

(4)	These are PSU grants.
2015 Option Exercises and Shares Vested
The following table shows all SSARs and options exercised and RSUs that vested in 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David Zwiener	—	—	978	127,629(6)
Costas Miranthis(2)	293,283	11,446,657	74,608	8,532,061(7)
William Babcock	—	—	3,800	435,518(1)
Emmanuel Clarke(3)	10,500	505,470	3,800	435,518(1)
Laurie Desmet(4)	2,500	150,275	2,500	285,250(8)
Theodore C. Walker(5)	27,175	1,342,161	3,800	435,518(1)

(1)	The value of the common shares is $114.61, which is based on the fair market value on the date of vesting (defined as the closing price on the vest date of March 1, 2015), except as noted below.

(2)	Mr. Miranthis’ aggregate exercise price was $23,999,401.

(3)	Mr. Clarke’s aggregate exercise price was $749,175.

(4)	Ms. Desmet's aggregate exercise price was $153,000.

(5)	Mr. Walker's aggregate exercise price was $1,946,348.

(6)	The total value realized on the vesting of Mr. Zwiener's shares was 978 shares at $130.50, which is based on the fair market value on the date of vesting, which was June 15, 2015.

(7)
The total value realized on the vesting of Mr. Miranthis' shares was 7,600 shares at $114.61 and 67,008 shares at $114.33, which are based on the fair market value on the date of vesting, which was March 1, 2015 and March 31, 2015, respectively.

(8)
The total value realized on the vesting of Ms. Desmet's shares was 1,500 shares at $113.76 and 1,000 shares at $114.61, which are based on the fair market value on the date of vesting, which was January 16, 2015 and March 1, 2015, respectively.

2015 Non-Qualified Deferred Compensation
The following table shows the details of the NEOs’ non-qualified deferred compensation plans during 2015. It excludes contributions into 401(k) plans. Mr. Zwiener does not participate in the Company's non-qualified deferred compensation plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year(1) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Costas Miranthis	—	187,500	(56,707)		1,788,818
William Babcock	13,816	37,994	(6,475)		337,994
Emmanuel Clarke(2)	21,362	42,723	22,038	101,000	1,106,424
Laurie Desmet	37,627	31,079	42,331		2,490,125
Theodore C. Walker	14,174	38,979	(20,808)		1,540,497

(1)	The contributions are included in the 2015 Summary Compensation Table.

(2)	The contributions made by and on behalf of Mr. Clarke were made in Swiss Francs. The applicable exchange rate at December 31, 2015 of CHF1.00 to USD1.01 was used to convert amounts reported.
The following contributions were disclosed in the Summary Compensation Table for the 2014, 2013 and 2012 proxy statements:

Name	2014 ($)		2013 ($)		2012 ($)
Costas Miranthis	150,000		150,000		150,000
William Babcock	36,906		35,633		33,878
Emmanuel Clarke	41,362	(1)	45,699	(2)	44,499	(3)
Laurie Desmet	30,356		—		—
Theodore C. Walker	38,028		37,594		37,173

(1)	Based on the exchange rate at December 31, 2014 of CHF1.00 to USD1.01.

(2)	Based on the exchange rate at December 31, 2013 of CHF1.00 to USD1.12.

(3)	Based on the exchange rate at December 31, 2012 of CHF1.00 to USD1.10.

Mr. Miranthis was eligible for benefits under the Bermuda Non-Registered Pension Plan. Under this plan, PartnerRe contributes 15% of annual base salary each year. Employee voluntary contributions are allowed up to a maximum of 10% of base salary. Employees are vested in employer contributions 50% after one year of service and 100% at the end of two years.
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
Mr. Babcock, Ms. Desmet and Mr. Walker participate in the U.S. Non-Qualified Defined Contribution Plan. Under this plan, eligible participants receive an employer based contribution equal to 3% of base salary as well as an employer match equal to 200% of the first 4% of base salary upon exceeding the 2015 Internal Revenue Code compensation maximum of $265,000. All contributions to the non-qualified plan are vested immediately. Salary and annual incentive deferral elections, as well as distribution payments, are intended to comply with Section 409A of the Internal Revenue Code.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
General
In this section, the description of termination provisions and change in control benefits, as well as the numbers in the table, are based on NEO employment agreements and a Change in Control Policy (CIC Policy) in effect as of December 31, 2015. Mr. Miranthis resigned effective January 25, 2015.
Each NEO employment agreement: (i) sets forth termination scenarios for death, disability, retirement, termination by us for or without cause and termination by the NEO with or without good reason (in accordance with Swiss law, Mr. Clarke’s employment agreement contemplates immediate termination for valid reason), and details what each NEO would receive upon each termination scenario; (ii) contains confidentiality provisions as well as non-competition and non-solicitation covenants which are in effect during and after employment; and (iii) incorporates our CIC Policy. Mr. Zwiener, is not entitled to any benefits under the Company's CIC Policy.
Termination Provisions
This section describes for our NEOs (other than Mr. Miranthis, who resigned effective January 25, 2015) the consequences of a termination of employment for retirement, death, disability, NEO voluntary termination without good reason or a termination by PartnerRe for cause, NEO termination for good reason or a Company termination without cause.
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
In 2014, amendments were made to the Executive Agreements and for the purposes of the severance tables below, the Average Incentive will be the greater of the target annual cash incentive for the current year or an amount that is equal to the percentage calculated by multiplying the sum of the percentage that is the payout as percentage of target, as determined by the Compensation Committee, for each of the three fiscal years prior to the fiscal year in which the transaction date occurs, divided by three (Average Payout Percentage), and multiplying the Average Payout Percentage by the target annual incentive value.
Termination for retirement
The Executive Agreements with each NEO other than Mr. Zwiener provide that where the NEO’s employment terminates as a result of his or her retirement on or after attaining the retirement age (as defined by the NEO's contract), that the NEO is entitled to (i) all accrued base salary and benefits accrued or earned but unpaid through retirement date; (ii) any Annual Incentive earned in respect of the previous completed fiscal year not paid as of retirement date; (iii) the Average Incentive amount prorated based on the number of days elapsed in the current fiscal year of the date of termination (Pro Rata Average Incentive); and (iv) any other payments or benefits that may be approved by the Board in its sole discretion.
Pursuant to his or her employment agreement, if Mr. Walker’s and Ms. Desmet's employment agreement terminates as a result of his or her retirement before attaining age 65, but subject to having already attained age 55, Mr. Walker and Ms. Desmet are eligible to receive certain medical and dental coverage paid for by the Company. Effective August 2, 2015, Mr. Walker became retirement eligible.
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
Termination for death
Pursuant to his employment agreement, upon Mr. Zwiener's death, his dependents are entitled to receive:

•	The accrued salary and benefits;

•	The value of his sign-on RSU award, payable in cash, as valued on the date of his termination; and

•
The value of his fixed discretionary bonus and his ongoing discretionary bonus (the latter, earned to date based on the number of full days that have elapsed from September 1, 2016 through the date of termination).

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

•
Pursuant to the NEO's PartnerRe Equity Agreements, immediate vesting of all equity awards, with all vested SSARs and Options remaining exercisable for 12 months following the date of termination of employment; and

•	For Mr. Clarke only, payment of a pro rata portion of his cash retention award and housing and school allowance for up to six months.

Termination for disability
Pursuant to his employment agreement, upon his termination due to disability, Mr. Zwiener is entitled to:

•	The accrued salary and benefits;

•	The value of his sign-on RSU award, payable in cash, as valued on the date of his termination; and

•
The value of his fixed discretionary bonus and his ongoing discretionary bonus (the latter, earned to date based on the number of full days that have elapsed from September 1, 2016 through the date of termination.

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

•	Immediate vesting of all equity awards, with all vested Options and SSARs remaining exercisable for 12 months following the date of termination of employment; and

•	Health and welfare benefit continuation for so long as the NEO remains entitled to such benefits pursuant to PartnerRe’s benefit plans.

•	For Mr. Clarke only: housing and school allowance for up to six months.
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
Termination by the NEO for good reason or by PartnerRe without cause (without a change in control)
Mr. Zwiener is entitled to the following payments and benefits:

•	The accrued salary and benefits;

•	The amount of the base salary that would otherwise have been paid to him for the period between the date of termination and April 30, 2016, had his employment not terminated prior to that date;

•	The value of his sign-on RSU award, payable in cash, as valued on the date of termination; and

•
The value of his fixed discretionary bonus and his ongoing discretionary bonus (the latter, earned to date based on the number of full days that have elapsed from September 1, 2016 through the date of termination).

The NEOs (other than Mr. Zwiener) are entitled to an amount equal to the sum of the following:

•	The accrued salary and benefits plus the annual incentive earned in respect of the previous completed fiscal year but not paid as of the Date of Termination;

•	12 months' base salary at the rate in effect on the Date of Termination, paid as a lump sum;

•	The pro rata portion of the Average Incentive Amount determined based on the number of days elapsed in the current fiscal year as of the Date of Termination;

•	The Average Incentive Amount; and

•	Any unvested equity awards held at the time of termination will vest on a pro rata basis and, if applicable, be paid out.

•	Other benefits: health and welfare benefit continuation for up to 12 months.

•	For Mr. Clarke only: payment of his cash retention award.

Change in Control Policy
The CIC Policy has two objectives: to motivate management to act in the best interests of shareholders and to protect compensation and benefits in order to retain key executives during a change in control transaction.
Certain senior employees, including the NEOs (other than Mr. Zwiener), are eligible for severance in the form of cash compensation and benefits if two events occur:
1. There has been a change in control event, as defined in the CIC Policy, within the previous 12 months; and
2. The employee is terminated by PartnerRe for reasons other than death, disability or for cause, or the employee terminates with good reason, within 18 months of the change in control event.
Upon the occurrence of a change in control (as defined in the CIC Policy) and a qualifying termination described above, the NEOs are entitled to the following payments and benefits, to be paid within a reasonable period as determined by the Board and/or as is administratively practical:

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

•	Upon the occurrence of a change in control (as defined in the equity plans for all employees) all outstanding equity awards shall immediately vest.

•	All outstanding performance awards shall be paid as if the maximum performance goals established in connection therewith were fully achieved.
Potential Payments upon Termination or Change in Control
The following table reflects the amount of compensation that would be paid to each of our NEOs in the event such NEO’s employment is terminated under various scenarios, including disability, death, for cause or without good reason (without a change in control) and in connection with a change of control. The amounts shown have been calculated as if the NEO’s employment had been terminated as of December 31, 2015, and using the closing market price of our common shares on December 31, 2015 ($139.74). The amounts shown in the tables are only estimates of the amounts that would be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of an NEO’s termination.
The table does not include the following items:

•	All Accrued Benefits;

•	The effects of a retirement for the NEOs who have not attained retirement age as of December 31, 2015.

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

The numbers in the table are based on NEO employment agreements and the CIC Policy in effect as of December 31, 2015.

NEOs	Compensation Elements	Death ($)	Disability ($)	Termination without Cause ($)	Executive Resignation with Good Reason ($)	Change in Control and Either Involuntary Termination or Termination with Good Reason (per CIC) ($)
David Zwiener	Base Salary	—	—	333,333	333,333	—
	Target Annual Incentive(1)	—	—	—	—	—
	Average Incentive (Lump Sum)(1)	—	—	—	—	—
	Average Incentive (Pro Rata)(2)	—	—	—	—	—
	Other Benefits:
	Fixed Discretionary Bonus	3,000,000	3,000,000	3,000,000	3,000,000	—
	Ongoing Discretionary Bonus(4)	1,000,000	1,000,000	1,000,000	1,000,000	—
	Equity Awards:
	RSUs	2,640,527	2,640,527	2,640,527	2,640,527	2,640,527
	Total	6,640,527	6,640,527	6,973,860	6,973,860	2,640,527
Costas Miranthis(5)	Base Salary	—	—	3,000,000	—	—
	Average Incentive (Lump Sum)(1)	—	—	7,987,500	—	—
	Average Incentive (Pro Rata)(2)	—	—	656,507	—	—
	Other Benefits:
	Health and Welfare(3)	—	—	125,000	—	—
	Target Equity Award Value	—	—	4,950,000	—	—
	Housing Allowance	—	—	495,000	—	—
	Pension Contribution	—	—	150,000	—	—
	Other Benefits for Notice Period (Club Membership Dues)			50,000	—	—
	Equity Awards:
	SSARs	—	—	885,968	—	—
	RSUs	—	—	3,064,387	—	—
	PSUs	—	—	4,596,638	—	—
	Total	—	—	25,961,000	—	—
William Babcock	Base Salary	614,146	—	614,146	614,146	1,228,292
	Target Annual Incentive(1)	614,146	—	—	—	—
	Average Incentive (Lump Sum)(1)	1,076,803	1,076,803	1,076,803	1,076,803	2,153,605
	Average Incentive (Pro Rata)(2)	—	—	1,076,803	1,076,803	1,076,803
	Other Benefits:
	Health and Welfare(3)	54,536	1,452,861	25,365	25,365	54,536
	Equity Awards:
	SSARs	1,645,587	1,645,587	955,434	955,434	1,645,587
	RSUs	1,932,325	1,932,325	1,261,113	1,261,113	1,932,325
	PSUs	2,126,563	2,126,563	1,379,814	1,379,814	3,189,845
	Total	8,064,106	8,234,139	6,389,478	6,389,478	11,280,993
Emmanuel Clarke(6)	Base Salary	933,991	—	933,991	933,991	1,867,983
	Target Annual Incentive(1)	1,167,489	—	—	—	—
	Average Incentive (Lump Sum)(1)	2,105,372	2,105,372	2,105,372	2,105,372	4,210,745
	Average Incentive (Pro Rata)(2)	—	—	2,105,372	2,105,372	2,105,372
	Other Benefits:
	Retention Bonus	237,500	950,000	950,000	950,000	950,000
	Housing	46,504	46,504	46,504	46,504	93,009
	School Allowance	24,742	24,742	24,742	24,742	49,484
	Health and Welfare(3)	16,152	569,712	7,512	7,512	16,152
	Equity Awards:
	SSARs	1,209,442	1,209,442	743,096	743,096	1,209,442
	RSUs	2,207,473	2,207,473	1,403,413	1,403,413	2,207,473
	PSUs	2,207,473	2,207,473	1,403,413	1,403,413	3,311,209
	Total	10,156,138	9,320,718	9,723,415	9,723,415	16,020,869

NEOs	Compensation Elements	Death ($)	Disability ($)	Termination without Cause ($)	Executive Resignation with Good Reason ($)	Change in Control and Either Involuntary Termination or Termination with Good Reason (per CIC) ($)

Laurie Desmet	Base Salary	551,399	—	551,399	551,399	1,102,798
	Target Annual Incentive(1)	551,399	—	—	—	—
	Average Incentive (Lump Sum)(1)	998,032	998,032	998,032	998,032	1,996,064
	Average Incentive (Pro Rata)(2)	—	—	998,032	998,032	998,032
	Other Benefits:
	Health and Welfare(3)	42,558	535,701	19,794	19,794	42,558
	Equity Awards:
	SSARs	872,290	872,290	424,675	424,675	872,290
	RSUs	2,274,269	2,274,269	1,454,853	1,454,853	2,274,269
	PSUs	1,698,400	1,698,400	922,622	922,622	2,547,600
	Total	6,988,347	6,378,692	5,369,407	5,369,407	9,833,611

NEOs	Compensation Elements	Death ($)	Disability ($)	Termination without Cause ($)	Executive Resignation with Good Reason ($)	Change in Control and Either Involuntary Termination or Termination with Good Reason (per CIC) ($)	Retirement ($)
Theodore C. Walker	Base Salary	623,156	—	623,156	623,156	1,246,312	—
	Target Annual Incentive(1)	623,156	—	—	—	—	—
	Average Incentive (Lump Sum)(1)	909,808	909,808	909,808	909,808	1,819,616	909,808
	Average Incentive (Pro Rata)(2)	—	—	909,808	909,808	909,808	909,808
	Other Benefits:
	Health and Welfare(3)	64,189	571,162	29,855	29,855	64,189	—
	Equity Awards:
	SSARs	1,209,442	1,209,442	743,096	743,096	1,209,442	1,209,442
	RSUs	2,207,473	2,207,473	1,403,413	1,403,413	2,207,473	2,207,473
	PSUs	2,207,473	2,207,473	1,403,413	1,403,413	3,311,209	2,207,473
	Total	7,844,697	7,105,358	6,022,549	6,022,549	10,768,049	7,444,004

(1)	Includes total amount of target annual cash incentive and/or Average Incentive, as applicable. For details, see Termination Provisions and Change in Control Policy sections above.

(2)	Includes Pro Rata Target Annual Cash Incentive and/or Pro Rata Average Incentive, as applicable. For details, see Termination Provisions and Change in Control Policy sections above.

(3)	For calculation purposes, a 15% increase in premiums each year is assumed until retirement age for disability.

(4)	Calculation for Mr. Zwiener's Ongoing Discretionary Bonus: $125,000 x 4 months (September to December 2015) x 200% (maximum payout) = $1,000,000.

(5)
Under the terms of the letter agreement between Mr. Miranthis and the Company, dated January 25, 2015, Mr. Miranthis received these payments in connection with his resignation on March 31, 2015. All of Mr. Miranthis' unvested equity awards that he held on March 31, 2015 became fully vested as of March 31, 2015 (with any performance share units being earned at the maximum level of performance achievement).

(6)
In connection with Mr. Clarke's appointment as President, he is entitled to a retention bonus of $950,000, to be paid on the earlier of December 31, 2016 or the date that is twelve months after the closing date of the acquisition of PartnerRe by EXOR. The amounts are converted from Swiss Francs using the applicable exchange rate at December 31, 2015 of CHF1.00 to USD1.01.

DIRECTOR COMPENSATION

The directors’ compensation guidelines align the interests of directors and shareholders by promoting share ownership while maintaining competitive compensation levels. Compensation for PartnerRe directors reflects both the significant amount of time and the specialized skills required for the directors to fulfill their duties.
The total compensation package for director service consists of cash and restricted share units (RSUs). The following table outlines how the directors’ compensation was allocated in 2015:

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
Directors’ equity awards are granted under the Amended and Restated Non-Employee Directors Share Plan. Currently, this plan provides for the issuance of up to 1,200,000 PartnerRe common shares, and prescribes a maximum annual limit for awards. Unless terminated earlier, the plan will expire on May 16, 2022.
Elective Equity Incentive
To further align director and shareholder interests, the compensation guidelines allow directors to elect each year to defer 50% or 100% of their cash compensation. To encourage increased share ownership, deferred cash compensation is paid out in RSUs with a PartnerRe match of 25% on the value of the deferred cash compensation. The PartnerRe match is in RSU awards, which have the same terms and conditions as the other RSU grants (five-year cliff vest with no delivery restrictions).
Board Ownership Guidelines
Each director is required to own a minimum number of PartnerRe common shares with an aggregate value equal to four times the director’s annual cash compensation entitlement (not including committee chair fees). For these purposes, RSUs and shares held outright are included in each director’s holdings. All of the directors currently meet the ownership guidelines. Directors who do not meet the ownership guidelines are required to receive at least 50% of their cash compensation in the form of RSUs until the ownership guidelines are met. As with the Elective Equity Incentive (as above), mandatory deferrals receive a PartnerRe match of 25%. The PartnerRe match is paid out in RSU awards, which have the same terms and conditions as the other RSU grants (five-year cliff vest with no delivery restrictions).
Executive Director’s Fees and Directors’ Expenses
Effective as of the Annual General Meeting on May 17, 2013, fees are also paid to directors who serve as a chairman of a committee. In the event that a Director serves on a special committee of the Board (which special committees may be established from time to time), the Director may receive, at the discretion of the Nominating & Governance Committee, compensation in addition to the annual cash and equity compensation described above. The amount and form of such additional compensation shall be determined by the Nominating & Governance Committee and approved by the Board. Mr. Miranthis (our former President and Chief Executive Officer) was not paid any fees or additional compensation for services as a director, and once Mr. Zwiener became the interim Chief Executive Officer, he was also not paid for his services as a director or as a member of the Risk & Finance Committee. All directors, including Messrs. Miranthis and Zwiener, are reimbursed for travel and other related expenses personally incurred while attending Board or committee meetings. All directors, including Messsrs. Miranthis and Zwiener, are reimbursed for all expenses related to attending education sessions that will help them fulfill their obligations as directors or committee members. Every other year, the partners/spouses of the directors and executive officers are invited to participate in an optional spousal program at the time of a Board meeting which is paid by PartnerRe. The spousal program did not take place in 2015. Other than the spousal program, we do not provide any perquisites to our non-executive directors.
2015 Director Compensation Table
The table below summarizes the compensation paid to non-executive directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Jean-Paul L. Montupet, Chairman(3)	175,000	280,000	125,801	580,801
Judith Hanratty(4)	80,000	150,000	19,971	249,971
Jan H. Holsboer(5)	15,000	250,000	32,182	297,182
Roberto Mendoza(6)	80,000	250,000	122,396	452,396
Debra Perry(7)	94,034	150,000	10,161	254,195
Rémy Sautter(8)	—	250,000	24,744	274,744
Greg Seow(9)	40,000	200,000	10,697	250,697
Kevin M. Twomey(10)	95,000	150,000	19,524	264,524
Egbert Willam(11)	40,000	200,000	16,524	256,524

(1)
In accordance with the SEC proxy disclosure rules, Stock Awards in the above table reflect the amount of RSUs granted during the fiscal year by using the aggregate grant date fair value of awards, determined in accordance with FASB ASC Topic 718. The grant date fair market value for RSU awards granted in 2015 was $115.50 which was the closing price of PartnerRe common shares on January 25, 2015 and $130.50 which was the closing price of PartnerRe common shares on June 15, 2015. The directors received the following awards:

Name	January 25, 2015	June 15, 2015
Jean-Paul L. Montupet	866	1,380
Judith Hanratty	—	1,150
Jan H. Holsboer	—	1,916
Roberto Mendoza	866	1,150
Debra Perry	—	1,150
Rémy Sautter	—	1,916
Greg Seow	—	1,533
Kevin M. Twomey	—	1,150
Egbert Willam	—	1,533

In connection with the signing of the Transaction Agreement with AXIS and their service on the Board's Transaction Committee, Mr. Montupet and Mr. Mendoza each were granted 866 RSUs at a fair market value of $115.50.

(2)    All Other Compensation includes the following:

Name	Other Benefits ($)	Dividend Equivalents Paid ($)	Total ($)
Jean-Paul L. Montupet	100,000	25,801	125,801
Judith Hanratty	—	19,971	19,971
Jan H. Holsboer		32,182	32,182
Roberto Mendoza	100,000	22,396	122,396
Debra Perry	—	10,161	10,161
Rémy Sautter	—	24,744	24,744
Greg Seow	—	10,697	10,697
Kevin M. Twomey	—	19,524	19,524
Egbert Willam	—	16,524	16,524

In connection with the signing of the Transaction Agreement with AXIS and their service on the Board's Transaction Committee, Mr. Montupet and Mr. Mendoza each received $100,000 which was paid on January 28, 2015.

(3)	Mr. Montupet did not defer any of his director’s fees for 2015. At December 31, 2015, he held 42,932 exercisable options and 9,336 unvested RSUs.

(4)	Ms. Hanratty did not defer any of her director’s fees for 2015. At December 31, 2015, she held 10,127 exercisable options and 7,059 unvested RSUs.

(5)	Mr. Holsboer elected to defer 100% of his director’s fees for 2015, excluding his Committee Chairman’s fees for 2015. At December 31, 2015, he held 64,375 exercisable options and 11,643 unvested RSUs.

(6)	Mr. Mendoza did not defer any of his director’s fees for 2015. At December 31, 2015, he held 26,614 exercisable options and 7,925 unvested RSUs.

(7)	Ms. Perry did not defer any of her director’s fees for 2015. At December 31, 2015, she held 4,204 unvested RSUs.

(8)	Mr. Sautter elected to defer 100% of his director’s fees for 2015. At December 31, 2015, he held 9,306 unvested RSUs.

(9)	Mr. Seow elected to defer 50% of his director’s fees for 2015. At December 31, 2015 he held 4,587 unvested RSUs.

(10)	Mr. Twomey did not defer any of his director’s fees for 2015. At December 31, 2015, he held 18,546 exercisable options and 7,059 unvested RSUs.

(11)	Dr. Willam elected to defer 50% of his director’s fees for 2015. At December 31, 2015, he held 6,668 unvested RSUs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management and Directors
The following table sets forth information as of February 15, 2016 with respect to the beneficial ownership of outstanding common shares by (i) our Chief Executive Officer, our Chief Financial Officer, and each of the three remaining most highly compensated executive officers during the 2015 fiscal year (collectively, Named Executive Officers or NEOs); (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person known by us to beneficially own 5% or more of the outstanding common shares. As defined by the SEC, a person is deemed to “beneficially own” shares if such person directly or indirectly (x) has or shares the power to vote or dispose of such shares, regardless of whether such person has any pecuniary interest in the shares; or (y) has the right to acquire the power to vote or dispose of such shares within 60 days, including through the exercise of any option, warrant, or right. Pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended, the statements concerning voting and dispositive power concerning PartnerRe common shares included in the footnotes to this table shall not be construed as confirmation that such persons are the beneficial owners of such common shares.
As of the February 15, 2016, the common shares owned by all directors and executive officers as a group constitute approximately 1.8% of the issued and outstanding common shares, net of treasury shares. The shares detailed in the table below are not necessarily owned by the entity named but may be owned by accounts over which it exercises discretionary investment authority.

Name of Beneficial Owner	Common Shares	Exercisable Options/SSARs	Amount of Beneficial Ownership	Percentage of Outstanding Common Shares
David Zwiener	6,565	29,065	35,630	*
William Babcock	9,892	100,317	110,209	*
Emmanuel Clarke	23,656	106,329	129,985	*
Laurie Desmet	9,957	69,387	79,344	*
Theodore C. Walker	9,043	209,460	218,503	*
Costas Miranthis	64,706	—	64,706	*
Jean-Paul L. Montupet	10,848	42,932	53,780	*
Judith Hanratty	—	10,127	10,127	*
Jan H. Holsboer	21,703	64,375	86,078	*
Roberto Mendoza	3,491	26,614	30,105	*
Debra Perry	—	—	—	*
Rémy Sautter	11,736	—	11,736	*
Greg Seow	—	—	—	*
Kevin M. Twomey	—	18,546	18,546	*
Egbert Willam	—	—	—	*
All directors and executive officers (15 total)			848,749	*
Other Beneficial Owners(1)
EXOR S.p.A.(2) Via Nizza, 250 Turin, 10126 Italy	4,725,726	—	4,725,726	9.9%
The Vanguard Group, Inc.(3) 100 Vanguard Blvd Malvern, PA 19355	3,033,413		3,033,413	6.3%
BlackRock Inc.(4) 55 East 52nd Street New York, NY 10055	2,932,652	—	2,932,352	6.1%

* Denotes beneficial ownership of less than 1%

(1)	The information contained in Other Beneficial Owners is based solely on reports on Schedules 13G/A filed with the SEC; PartnerRe has not independently verified the data.

(2)
As of August 2, 2015, based on a report on Schedule 13D/A filed on August 4, 2015, EXOR beneficially owns and has sole voting power and sole dispositive power over 4,725,726 PartnerRe common shares. The ownership percentage is based on the assumption that EXOR continues to own that number of PartnerRe common shares, as reflected in the table above as of February 15, 2016.

(3)
As of December 31, 2015, based on a report on Schedule 13G filed on February 11, 2016, The Vanguard Group, Inc. beneficially owns and has sole voting power over 46,802 common shares, shared voting power over 4,300 common shares, sole dispositive power over 2,983,011 common shares and shared dispositive power over 50,402 common shares. Vanguard Fiduciary Trust Company a wholly owned subsidiary of The Vanguard Group, Inc. is the beneficial owner of 31,602 common shares. Vanguard Investments Australia, Ltd. a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 34,000 common shares. The ownership percentage is based on the assumption that The Vanguard Group, Inc. continues to own the number of common shares reflected in the table above as of February 15, 2016.

(4)
As of December 31, 2015, based on a report on Schedule 13G filed on January 28, 2016, BlackRock Inc. beneficially owns and has sole voting power over 2,494,818 common shares, shared voting power over 200 common shares, sole dispositive power over 2,932,152 common shares and shared dispositive power over 200 common shares. The ownership percentage is based on the assumption that BlackRock Inc. continues to own the number of common shares reflected in the table above as of February 15, 2016.

There are no arrangements, known to PartnerRe, including any pledge by any person of securities of PartnerRe, the operation of which may at a subsequent date result in a change in control of PartnerRe, other than the Merger Agreement between PartnerRe and EXOR (see Business—General in Item 1 of Part I of this report).
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
The following tables set out details of the Company’s equity compensation plans, both active and expired, at December 31, 2015. In May 2009, the Company’s shareholders approved a new Employee Share Purchase Plan (ESPP) and authorized the issuance of 600,000 shares under the new ESPP. In May 2011, the Company’s shareholders approved a new Swiss Share Purchase Plan (SSPP) which offers competitive benefits to its employees in Switzerland, and authorized the issuance of 400,000 shares under the new SSPP. The ESPP and SSPP were suspended effective June 1, 2015. All equity compensation plans, with the exception of Paris Re’s equity compensation plans, have been approved by shareholders (see Note 16 to Consolidated Financial Statements in Item 8 of Part II of this report).

	A	B	C
Plan Category	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by shareholders	2,070,178	$79.19	314,334
Equity compensation plans not approved by shareholders	11,759	73.53	—
Total	2,081,937	$79.14	314,334

Equity Compensation Plans Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
2005 Employee Equity Plan (Options) (2)	1,020,199	80.84	—
2005 Employee Equity Plan (Restricted Stock Units and Performance Share Units) (2)	763,826	n/a	—
2003 Non-Employee Directors Share Plan (Options)	228,241	71.80	290,290
2003 Non-Employee Directors Share Plan (Restricted Stock Units)	57,912	n/a	24,044
Total	2,070,178	$79.19	314,334

(1)	The weighted average exercise price does not take into account any restricted stock unit awards.

(2)	The Employee Equity Plan has expired.

Equity Compensation Plans Not Approved by Shareholders

	A	B	C
Plan	Number of Securities To be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(Excluding Securities Reflected in Column A)
Paris Re 2006 Equity Purchase Plan	557	$30.86	—
Paris Re 2006 Equity Incentive Plan	8,231	66.27	—
Paris Re 2007 Equity Incentive Plan	2,971	101.65	—
Total	11,759	$73.53	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Board of PartnerRe has adopted a written Related Person Transaction Policy to codify the practice of identifying, approving and reporting related-person transactions. The Nominating & Governance Committee is responsible for applying and enforcing this policy. Annually, each of our directors and executive officers completes a questionnaire identifying his or her board relationships outside of PartnerRe, the results of which are used to compile a list of parties which is subsequently distributed to all relevant business unit heads and support staff personnel. PartnerRe then identifies and quantifies any transaction that may have been consummated with any party on the list. In addition, the questionnaire solicits information about whether the director or executive officer or any member of his or her immediate family has a direct or indirect material interest in any transaction involving PartnerRe. The Nominating & Governance Committee determines whether the transaction should be ratified, terminated and reported. Certain types of transactions do not require approval, ratification and disclosure in this Form 10-K if they fall within permitted exceptions (such as transactions in the ordinary course of business not exceeding $120,000, transactions in which the director’s or executive officer’s or any member of his or her immediate family’s interest derives solely from his or her (i) service as a director of or (ii) ownership of less than 10% of the equity interest in another corporation or organization that is a party to the transaction, or a director or executive officer compensation arrangement already approved by the Compensation Committee). For 2015, the Nominating & Governance Committee determined that there were no related transactions involving our directors, executive officers or any of their immediate family members as well as the entities named in the Other Beneficial Owners section of the Security Ownership of Certain Beneficial Owners, Management and Directors table above.

DIRECTORS INDEPENDENCE
Pursuant to our Corporate Governance Principles and Application Guidelines, a majority of our directors must be independent. The Board, with the recommendation of the Nominating & Governance Committee, has determined that all directors are independent with the exception of Mr. Zwiener, who is the interim Chief Executive Officer of PartnerRe. In making its determination, the Board, with the recommendation of the Nominating & Governance Committee, considered the New York Stock Exchange listing standards for independence and reviewed a comprehensive list of board memberships and charitable associations for each director. The Board, with the recommendation of the Nominating & Governance Committee, also considered certain other arrangements described in Note 20 to Consolidated Financial Statements in Item 8 of Part II of this report, which addresses business relationships with other companies in which a director of PartnerRe is a board member, and determined that no director other than Mr. Zwiener, as an executive of PartnerRe, had a direct or indirect material relationship with PartnerRe. In addition, there are no interlocking directorships and none of our independent directors, or any of their immediate family members received any consulting, advisory, legal, or other non-director fees from PartnerRe. If any such relationship were to arise, all relevant material fees would be disclosed and the Board, with the recommendation of the Nominating & Governance Committee, would make a new determination as to independence.
In the normal course of our operations, PartnerRe may purchase or hold securities of companies for which some of our directors also serve as members of the board or non-executive directors. All transactions entered into as part of the investment portfolio are completed on market terms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our public accounting firm Deloitte Ltd. (Deloitte). The Audit Committee also pre-approves the audit services and non-audit services to be provided by Deloitte, including the fees and terms for such services, before Deloitte is engaged to render such services. The Audit Committee may delegate the authority to grant such approval to one or more designated members of the Audit Committee, provided that the decisions of any member to whom authority is delegated shall be presented to the full Audit Committee at its next meeting. The Audit Committee has sole authority to approve all audit fees and terms. All services of Deloitte, the member firm of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the Deloitte Entities), were pre-approved by the Audit Committee.
During fiscal year 2015, the Audit Committee had fifteen meetings, including informational calls, to discuss (among other things) the Company's quarterly results. The meetings were conducted to encourage communication among the members of the Audit Committee, management, the internal auditors and Deloitte. The Audit Committee also discussed with Deloitte the overall scope and plans for Deloitte’s audits and the results of such audits. The Audit Committee met with representatives from Deloitte, both with and without management present.
The following table presents fees for professional services rendered by the Deloitte Entities for the years ended December 31, 2015 and 2014 (in U.S. $):

	2015	2014
Audit Fees(1)	$5,468,620	$5,455,920
Audit-Related Fees(2)	560,567	74,160
Tax Fees	—	—
All Other Fees	—	—
Total	$6,029,187	$5,530,080

(1)
These are fees for professional services rendered by the Deloitte Entities for the audit of our annual financial statements included in our annual report on Form 10-K, the review of the financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with statutory and regulatory filings.

(2)
These are fees for audit-related services performed by the Deloitte Entities that are reasonably related to the performance of the audit or review of our financial statements but are not described in item (1) above. For 2015 these fees include services related to the Amalgamation with AXIS and Merger with EXOR, agreed upon procedures related to certain of the Company's subsidiaries and audit for an employee benefit plan. For 2014, these fees include an audit for an employee benefit plan and meetings with a regulator.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
(a)	Exhibits and Financial Statement Schedules

1.	Financial Statements

	Included in Part II—See Item 8 of this report					X

2.	Financial Statement Schedules

Included in Part IV of this report:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules					X

	Schedule I—Consolidated Summary of Investments—at December 31, 2015					X

	Schedule II—Condensed Financial Information of PartnerRe Ltd.					X

	Schedule III—Supplementary Insurance Information—for the Years Ended December 31, 2015, 2014 and 2013					X

	Schedule IV—Reinsurance—for the Years Ended December 31, 2015, 2014 and 2013					X

	Schedule VI—Supplemental Information Concerning Property-Casualty Insurance Operations—for the Years Ended December 31, 2015, 2014 and 2013					X

3.	Exhibits

Included on page 246

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

PARTNERRE LTD.

By:	/S/ WILLIAM BABCOCK
Name:	William Babcock
Title:	Executive Vice President & Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ DAVID ZWIENER David Zwiener	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/S/ WILLIAM BABCOCK William Babcock	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/S/ DAVID J. OUTTRIM David J. Outtrim	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

/S/ JEAN-PAUL MONTUPET Jean-Paul Montupet	Chairman of the Board of Directors	February 25, 2016

/S/ JUDITH HANRATTY Judith Hanratty, CVO, OBE	Director	February 25, 2016

/S/ JAN H. HOLSBOER Jan H. Holsboer	Director	February 25, 2016

/S/ ROBERTO MENDOZA Roberto Mendoza	Director	February 25, 2016

/S/ DEBRA J. PERRY Debra J. Perry	Director	February 25, 2016

/S/ RÉMY SAUTTER Rémy Sautter	Director	February 25, 2016

/S/ GREG FH SEOW Greg FH Seow	Director	February 25, 2016

/S/ KEVIN M. TWOMEY Kevin M. Twomey	Director	February 25, 2016

/S/ EGBERT WILLAM Egbert Willam	Director	February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PartnerRe Ltd.
We have audited the consolidated financial statements of PartnerRe Ltd. and subsidiaries (the Company) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 25, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE LTD.
Deloitte Ltd.

Hamilton, Bermuda
February 25, 2016

SCHEDULE I
PartnerRe Ltd.
Consolidated Summary of Investments
Other Than Investments in Related Parties
at December 31, 2015
(Expressed in thousands of U.S. dollars)

Type of investment	Cost (1) (2)	Fair Value (2)	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and government sponsored enterprises	$2,887,000	$2,872,845	$2,872,845
U.S. states, territories and municipalities	743,413	778,326	778,326
Non-U.S. sovereign government, supranational and government related	1,271,416	1,332,925	1,332,925
Corporate	5,035,006	5,086,199	5,086,199
Asset-backed securities	1,040,144	1,037,816	1,037,816
Residential mortgage-backed securities	2,287,173	2,290,640	2,290,640
Other mortgage-backed securities	49,667	49,511	49,511
Fixed maturities	13,313,819	13,448,262	13,448,262
Equities
Banks, trust and insurance companies	89,934	137,704	137,704
Public utilities	8,501	7,796	7,796
Industrial, miscellaneous and all other	319,993	298,361	298,361
Equities	418,428	443,861	443,861
Short-term investments	46,689	46,688	46,688
Other invested assets (3)		190,899	190,899
Total		$14,129,710	$14,129,710

(1)	Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accrual of discounts. Original cost of equity securities.

(2)
Excludes the investment portfolio underlying the funds held – directly managed account. While the net investment income and net realized and unrealized gains and losses inure to the benefit of the Company, the Company does not legally own the investments.

(3)	Other invested assets excludes the Company’s investments accounted for using the cost method of accounting and the equity method of accounting of $208 million.

SCHEDULE II
PartnerRe Ltd.
Condensed Balance Sheets—Parent Company Only
(Expressed in thousands of U.S. dollars, except parenthetical share and per share data)

	December 31, 2015	December 31, 2014
Assets
Fixed maturities, at fair value (amortized cost: 2015, $254,486)	$252,538	$—
Cash and cash equivalents	94,835	371
Investments in subsidiaries	8,187,691	8,242,199
Intercompany loans and balances receivable	605,697	675,408
Other	2,955	2,476
Total assets	$9,143,716	$8,920,454

Liabilities
Intercompany loans and balances payable (1)	$2,211,106	$1,845,690
Accounts payable, accrued expenses and other	32,109	25,854
Total liabilities	2,243,215	1,871,544

Shareholders’ Equity
Common shares (par value $1.00; issued: 2015 and 2014, 87,237,220 shares)	87,237	87,237
Preferred shares (par value $1.00; issued and outstanding: 2015 and 2014, 34,150,000 shares; aggregate liquidation value: 2015 and 2014, $853,750)	34,150	34,150
Additional paid-in capital	3,982,147	3,949,665
Accumulated other comprehensive loss	(83,283)	(34,083)
Retained earnings	6,146,802	6,270,811
Common shares held in treasury, at cost (2015, 39,303,068 shares; 2014, 39,400,936 shares)	(3,266,552)	(3,258,870)
Total shareholders’ equity attributable to PartnerRe Ltd.	6,900,501	7,048,910
Total liabilities and shareholders’ equity attributable to PartnerRe Ltd.	$9,143,716	$8,920,454

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

SCHEDULE II
PartnerRe Ltd.
Condensed Statements of Operations and Comprehensive Income—Parent Company Only
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues
Net investment income	$3,516	$—	$18
Interest income on intercompany loans	12,295	14,669	11,039
Net realized and unrealized investment losses	(1,104)	—	—
Total revenues	14,707	14,669	11,057
Expenses
Other expenses (1)	435,404	58,076	91,800
Interest expense on intercompany loans	6,243	1,696	1,867
Net foreign exchange (gains) losses	(3,199)	(3,192)	9,895
Total expenses	438,448	56,580	103,562
Loss before equity in net income of subsidiaries	(423,741)	(41,911)	(92,505)
Equity in net income of subsidiaries	528,122	1,096,885	756,513
Net income attributable to PartnerRe Ltd.	104,381	1,054,974	664,008
Preferred dividends	56,735	56,735	57,861
Loss on redemption of preferred shares	—	—	9,135
Net income attributable to PartnerRe Ltd. common shareholders	$47,646	$998,239	$597,012
Comprehensive income
Net income attributable to PartnerRe Ltd.	$104,381	$1,054,974	$664,008
Total other comprehensive loss, net of tax	(49,200)	(21,845)	(22,835)
Comprehensive income attributable to PartnerRe Ltd.	$55,181	$1,033,129	$641,173

(1)	Other expenses for the year ended December 31, 2015 include the AXIS Termination Fee of $315 million and Transaction Costs of $63 million.

SCHEDULE II
PartnerRe Ltd.
Condensed Statements of Cash Flows—Parent Company Only
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash flows from operating activities
Net income attributable to PartnerRe Ltd.	$104,381	$1,054,974	$664,008
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(528,122)	(1,096,885)	(756,513)
Other, net	32,725	33,598	27,397
Net cash used in operating activities	(391,016)	(8,313)	(65,108)
Cash flows from investing activities
Advances to/from subsidiaries, net	97,532	(12,635)	666,444
Net issue of intercompany loans receivable and payable	5,955	2,500	14,473
Sales and redemptions of fixed maturities	16,818	—	—
Purchases of fixed maturities (3)	(25,758)	—	—
Dividends received from subsidiaries	418,789	—	—
Other, net	13,292	60	196
Net cash provided by (used in) investing activities	526,628	(10,075)	681,113
Cash flows from financing activities
Cash dividends paid to common and preferred shareholders (2)	(47,582)	—	(103,311)
Repurchase of common shares (2)	—	—	(546,617)
Reissuance of treasury shares and issuance of common shares, net of taxes paid	7,996	16,785	51,111
Net proceeds from issuance of preferred shares	—	—	241,265
Redemption of preferred shares	—	—	(290,000)
Net cash (used in) provided by financing activities	(39,586)	16,785	(647,552)
Effect of foreign exchange rate changes on cash	(1,562)	688	2,461
Increase (decrease) in cash and cash equivalents	94,464	(915)	(29,086)
Cash and cash equivalents—beginning of year	371	1,286	30,372
Cash and cash equivalents—end of year	$94,835	$371	$1,286
Supplemental cash flow information:
Interest paid	$—	$—	$1,528

(1)
The parent received non-cash dividends from its subsidiaries of $300 million, $833 million and $1,100 million for the years ended December 31, 2015, 2014 and 2013, respectively, which have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

(2)
During the years ended December 31, 2015, 2014 and 2013, dividends paid to common and preferred shareholders of $143 million, $191 million and $97 million, respectively, and the repurchase of common shares of $71 million, $547 million and $169 million, respectively, were paid by a subsidiary on behalf of the parent and have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

(3)
During the year ended December 31, 2015, the parent received $248 million of fixed maturities from its subsidiaries, which has been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

(4)
During the year ended December 31, 2015, the parent purchased a subsidiary from another subsidiary for $191 million in exchange for an intercompany loan payable. These transactions have been excluded from the Condensed Statements of Cash Flows—Parent Company Only.

SCHEDULE III
PartnerRe Ltd.
Supplementary Insurance Information
For the years ended December 31, 2015, 2014 and 2013
(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Costs	Gross Reserves	Unearned Premiums	Other Benefits Payable	Premium Revenue	Net Investment Income(1)	Losses Incurred	Amortization of DAC	Other Expenses(2) (3)	Premiums Written
2015
Non-life	$449,216	$9,064,711	$1,629,537	$—	$4,059,665	$ N/A	$2,193,449	$1,063,693	$218,319	$4,022,067
Life and Health	180,156	—	15,220	2,051,935	1,209,513	58,537	964,421	153,318	63,451	321,278
Corporate and Other	—	—	—	—	—	391,247	(450)	(8)	508,953	—
Total	$629,372	$9,064,711	$1,644,757	$2,051,935	$5,269,178	$449,784	$3,157,420	$1,217,003	$790,723	$4,343,345

2014
Non-life	$463,958	$9,745,806	$1,731,212	$—	$4,387,406	$ N/A	$2,462,568	$1,065,117	$252,322	$4,500,214
Life and Health	197,228	—	19,395	2,050,107	1,221,751	60,369	1,000,202	148,689	67,811	265,693
Corporate and Other	—	—	—	—	38	419,327	—	16	129,555	—
Total	$661,186	$9,745,806	$1,750,607	$2,050,107	$5,609,195	$479,696	$3,462,770	$1,213,822	$449,688	$4,765,907

2013
Non-life	$434,109	$10,646,318	$1,699,393	$—	$4,234,850	$ N/A	$2,399,867	$952,570	$258,997	$4,426,719
Life and Health	210,841	—	24,337	1,974,133	957,146	60,897	760,552	124,631	71,092	123,936
Corporate and Other	2	—	37	—	6,214	423,470	(2,611)	427	170,377	6,110
Total	$644,952	$10,646,318	$1,723,767	$1,974,133	$5,198,210	$484,367	$3,157,808	$1,077,628	$500,466	$4,556,765

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

(3)	Other expenses for the year ended December 31, 2015 include the AXIS Termination Fee and Transaction Costs.

SCHEDULE IV
PartnerRe Ltd.
Reinsurance
For the years ended December 31, 2015, 2014 and 2013
(Expressed in thousands of U.S. dollars)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2015
Life reinsurance in force	$—	$2,189,254	$180,825,066	$178,635,812	101%
Premiums earned
Life	—	4,802	873,854	869,052	101%
Accident and health	89,535	57,978	308,904	340,461	91%
Property and casualty	163,042	238,363	4,134,986	4,059,665	102%
Total premiums	$252,577	$301,143	$5,317,744	$5,269,178	101%

2014
Life reinsurance in force	$—	$2,322,845	$198,284,805	$195,961,960	101%
Premiums earned
Life	—	5,031	943,054	938,023	101%
Accident and health	66,090	40,065	257,703	283,728	91%
Property and casualty	143,389	170,107	4,414,162	4,387,444	101%
Total premiums	$209,479	$215,203	$5,614,919	$5,609,195	100%

2013
Life reinsurance in force	$—	$1,629,920	$211,247,212	$209,617,292	101%
Premiums earned
Life	—	5,000	821,737	816,737	101%
Accident and health	—	2,912	143,321	140,409	102%
Property and casualty	93,091	167,744	4,315,717	4,241,064	102%
Total premiums	$93,091	$175,656	$5,280,775	$5,198,210	102%

SCHEDULE VI
PartnerRe Ltd.
Supplemental Information
Concerning Property-Casualty Insurance Operations
For the years ended December 31, 2015, 2014 and 2013
(Expressed in thousands of U.S. dollars)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Expenses	Unearned Premiums	Premiums Earned	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Paid Losses and Loss Expenses	Premiums Written
Consolidated subsidiaries
2015	$449,216	$9,064,711	$1,629,537	$4,059,665	$2,192,999	$1,063,685	$2,422,603	$4,022,067
2014	463,958	9,745,806	1,731,212	4,387,444	2,462,568	1,065,133	2,798,549	4,500,214
2013	434,111	10,646,318	1,699,430	4,241,064	2,397,256	952,997	2,401,559	4,432,829

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
2.1	Agreement and Plan of Merger by and among Exor N.V., Pillar Ltd., PartnerRe Ltd. and solely with respect to Sections 4.01 and 4.05, Section 6.13 and Section 7.13, EXOR S.p.A.	8-K	2.1	August 3, 2015	001-14536 151021122
3.1	Amended Memorandum of Association.	F-3	3.1	June 20, 1997	333-7094
3.2	Amended and Restated Bye-laws of PartnerRe Ltd., dated as of November 19, 2015.					X
4.1	Specimen Common Share Certificate.	10-Q	4.1	December 10, 1993	0-2253
4.2	Specimen Share Certificate for the 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.3	November 12, 2004	001-14536 41136085
4.2.2	Certificate of Designation, Preferences and Rights of the Company’s 6.50% Series D Cumulative Redeemable Preferred Shares.	8-K	99.4	November 12, 2004	001-14536 41136085
4.3	Specimen Share Certificate for the 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	4.1	June 15, 2011	001-14536 11912259
4.3.1	Certificate of Designation, Preferences and Rights of the Company’s 7.25% Series E Cumulative Redeemable Preferred Shares.	8-K	3.1	June 15, 2011	001-14536 11912259
4.4	Specimen Share Certificate for the 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	4.1	February 14, 2013	001-14536 13606991
4.4.1	Certificate of Designation, Preferences and Rights of the Company’s 5.875% Series F Non-Cumulative Redeemable Preferred Shares.	8-K	3.1	February 14, 2013	001-14536 13606991
4.5	Junior Subordinated Indenture dated November 2, 2006 among PartnerRe Finance II Inc., the Company, J.P. Morgan Securities Inc., Lehman Brothers Inc. and the other underwriters named therein.	8-K	4.1	November 7, 2006	001-14536 61194484
4.5.1	First Supplemental Junior Subordinated Indenture (including the form of the CENts) among PartnerRe Finance II Inc., the Company and The Bank of New York.	8-K	4.2	November 7, 2006	001-14536 61194484
4.6	Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.3	November 7, 2006	001-14536 61194484
4.6.1	First Supplemental Junior Subordinated Debt Securities Guarantee Agreement dated November 7, 2006 between the Company and The Bank of New York.	8-K	4.4	November 7, 2006	001-14536 61194484
4.7	Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.1	May 27, 2008	001-14536 8860178
4.7.1	First Supplemental Indenture dated May 27, 2008 among PartnerRe Finance A LLC, PartnerRe Ltd. and The Bank of New York.	8-K	4.2	May 27, 2008	001-14536 8860178
4.8	Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.3	May 27, 2008	001-14356 8860178
4.8.1	First Supplemental Debt Securities Guarantee Agreement dated May 27, 2008 between PartnerRe Ltd. and The Bank of New York.	8-K	4.4	May 27, 2008	001-14536 8860178
4.9	Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.1	March 15, 2010	001-14536 10681438

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.9.1	First Supplemental Indenture dated March 15, 2010 among PartnerRe Finance B LLC, PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.2	March 15, 2010	001-14536 10681438
4.10	Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.3	March 15, 2010	001-14536 10681438
4.10.1	First Supplemental Senior Debt Securities Guarantee Agreement dated March 15, 2010 between PartnerRe Ltd. and The Bank of New York Mellon.	8-K	4.4	March 15, 2010	001-14536 10681438
10.1	Credit Agreement among PartnerRe Ltd., the Designated Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. dated July 16, 2010.	8-K	10.1	July 21, 2010	001-14536 10962355
10.2	Capital Management Maintenance Agreement, effective February 20, 2004, between PartnerRe Ltd., PartnerRe U.S. Corporation and Partner Reinsurance Company of the U.S.	10-Q	10.2	August 6, 2004	001-14536 4957898
10.3	Capital Management Maintenance Agreement, effective July 27, 2005, between PartnerRe Ltd., PartnerRe Holdings Ireland Limited and PartnerRe Ireland Insurance Limited.	8-K	10.1	August 1, 2005	001-14536 5988483
10.4	Capital Management Maintenance Agreement, effective January 1, 2008, between PartnerRe Ltd. and Partner Reinsurance Europe Limited.	10-K	10.5.2	February 29, 2008	001-14536 8653416
10.5	PartnerRe Ltd. Amended Employee Incentive Plan, effective February 6, 1996.	10-Q	10.2	October 31, 2014	001-14536 141185457
10.5.1	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Stock Option Agreement and Notice of Grant.	8-K	10.1	February 16, 2005	001-14536 5621655
10.5.2	Form of PartnerRe Ltd. Amended Employee Incentive Plan Executive Restricted Stock Unit Award Agreement and Notice of Restricted Stock Units.	8-K	10.2	February 16, 2005	001-14536 5621655
10.6	PartnerRe Ltd. Amended and Restated Employee Equity Plan, effective May 10, 2005.	10-Q	10.1	October 31, 2014	001-14536 141185457
10.6.1	Form of PartnerRe Ltd. Employee Equity Plan Executive Restricted Share Unit Award Agreement and Notice of Restricted Share Units.	10-K	10.6.1	February 26, 2013	001-14536 13643787
10.6.2	Form of PartnerRe Ltd. Executive Restricted Share Unit Award Agreement.	8-K	10.2	March 27, 2014	001-14536 14721580
10.6.3	Form of PartnerRe Ltd. Employee Equity Plan Executive Share-Settled Share Appreciation Right Agreement and Notice of Share-Settled Share Appreciation Rights.	10-K	10.6.2	February 26, 2013	001-14536 13643787
10.6.4	Form of PartnerRe Ltd. Executive Share-Settled Share Appreciation Right Agreement	8-K	10.3	March 27, 2014	001-14536 14721580
10.6.5	Form of PartnerRe Ltd. Employee Equity Plan Executive Performance Share Unit Award Agreement and Notice of Performance Share Units.	10-K	10.6.3	February 26, 2013	001-14536 13643787
10.6.6	Form of PartnerRe Ltd. Executive Performance Share Unit Award Agreement	8-K	10.4	March 27, 2014	001-14536 14721580
10.6.7	Form of Executive Stock Option Agreement.	8-K	10.5	May 16, 2005	001-14536 5835956
10.7	PartnerRe Ltd. 2009 Employee Share Purchase Plan effective May 22, 2009.	10-Q	10.1	August 10, 2009	001-14536 9998853
10.8	PartnerRe Ltd. Swiss Share Purchase Plan.	10-Q	10.4	August 4, 2011	001-14536 111010074

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.9	PartnerRe Ltd. Amended and Restated Non-Employee Directors Share Plan, effective May 16, 2012.	10-Q	10.2	May 2, 2014	001-14536 14808645
10.9.1	Form of PartnerRe Ltd. Non-Employee Director Share Option Agreement.	10-Q	10.2	May 4, 2011	001-14536 11810844
10.9.2	Form of PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement.	10-Q	10.3	May 4, 2011	001-14536 11810844
10.9.3	Form of PartnerRe Ltd. Non-Employee Directors Stock Plan Restricted Share Unit Award and Notice of Restricted Share Units.	8-K	10.2	September 20, 2004	001-14536 41037442
10.13	PartnerRe Ltd. Change in Control Policy.	10-K	10.13	February 26, 2015	001-14536 15652183
10.14	Amended Executive Total Compensation Program.	10-Q	10.3	May 2, 2014	001-14536 14808645
10.15	Board of Directors Compensation Program for Non-Executive Directors.	10-K	10.15	February 26, 2015	001-14536 15652183
10.16	Separation Agreement between PartnerRe Ltd. and Constantinos Miranthis, effective as of January 25, 2015.	10-Q	10.2	May 4, 2015	001-14536 15826400
10.17	Amended and Restated Employment Agreement between PartnerRe Holdings Europe Limited, Zurich Branch and Emmanuel Clarke, effective as of December 16, 2015.					X
10.18	Amended and Restated Employment Agreement between PartnerRe Ltd. and William Babcock, effective as of December 16, 2015.					X
10.20	Amended and Restated Employment Agreement between PartnerRe Ltd. and Laurie Desmet, effective as of October 23, 2014.	10-Q	10.7	October 31, 2014	001-14536 141185457
10.21	Amended and Restated Employment Agreement between Partner Reinsurance Company of the U.S and Theodore C. Walker, effective as of October 23, 2014.	10-Q	10.8	October 31, 2014	001-14536 141185457
10.22	Amended and Restated Consulting Agreement between PartnerRe Ltd. and Marvin Pestcoe, effective as of April 16, 2014.	10-Q	10.3	October 31, 2014	001-14536 141185457
10.23	Amended and Restated Employment Agreement between PartnerRe Ltd. and David Zwiener, effective as of October 21, 2015.	10-Q	10.1	October 30, 2015	001-14536 151186681
10.231	PartnerRe Ltd. CEO Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and David Zwiener, and Notice of Restricted Share Units.	10-Q	10.3	May 4, 2015	001-14536 15826400
10.24	Form of Indemnification Agreement between PartnerRe Ltd. and its directors.	10-Q	10.16	November 4, 2009	001-14536 91158470
10.25	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and Roberto Mendoza, and Notice of Restricted Share Units.	10-Q	10.4	May 4, 2015	001-14536 15826400
10.26	PartnerRe Ltd. Non-Employee Director Restricted Share Unit Award Agreement, effective as of January 26, 2015, between PartnerRe Ltd. and Jean-Paul Montupet, and Notice of Restricted Share Units.	10-Q	10.5	May 4, 2015	001-14536 15826400

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.32	Amended and Restated Run Off Services and Management Agreement dated as of December 21, 2006 between AXA Liabilities Managers, AXA RE and PARIS RE.	10-K	10.27.1	March 1, 2010	001-14536 10646399
10.33	Reserve Agreement dated as of December 21, 2006 between AXA, AXA RE and PARIS RE.	10-K	10.27.2	March 1, 2010	001-14536 10646399
10.34	Claims Management and Services Agreement dated as of December 21, 2006 between AXA RE and PARIS RE.	10-K	10.27.3	March 1, 2010	001-14536 10646399
10.35	Canadian Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.4	March 1, 2010	001-14536 10646399
10.36	Quota Share Retrocession Agreement dated December 21, 2006 and effective January 1, 2006 between AXA RE and PARIS RE.	10-K	10.27.5	March 1, 2010	001-14536 10646399
10.36.1	Endorsement to Quota Share Retrocession Agreement dated February 1, 2011 and effective January 1, 2006 between Colisée Re and Partner Reinsurance Europe Limited.	8-K	10.1	February 7, 2011	001-14536 11579242
10.37	Termination Agreement, dated August 2, 2015, by and among PartnerRe Ltd. and Axis Capital Holdings Limited.	8-K	10.2	August 3, 2015	001-14536 151021122
10.38	Capital Management Maintenance Agreement, effective January 1, 2015, between PartnerRe Ltd. and Partner Reinsurance Asia Pte. Ltd.					X
14.1	Code of Business Conduct and Ethics.	10-K	14.1	February 24, 2012	001-14536 12636834
21.1	Subsidiaries of the Company.					X
23.1	Consent of Deloitte Ltd.					X
31.1	Certification of David Zwiener, Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
31.2	Certification of William Babcock, Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.					X
32	Certifications of David Zwiener, Chief Executive Officer, and William Babcock, Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.					X
101.1
The following financial information from PartnerRe Ltd.’s Annual Report on Form 10–K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Notes to Consolidated Financial Statements and (vi) Financial Statements Schedules.