Form 10-Q
period 2016-03-31
PARTNERRE LTD
filed 2016-05-02
CIK 911421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding as of May 2, 2016 was 1.

PartnerRe Ltd.

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
PartnerRe Ltd.

We have reviewed the condensed consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of March 31, 2015, and for the three-month period then ended, were reviewed by other auditors whose report dated May 4, 2015 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of PartnerRe Ltd. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 25, 2016 expressed an unqualified opinion on those statements.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the 2016 condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Ltd.
Ernst & Young Ltd.

Hamilton, Bermuda
May 2, 2016

PartnerRe Ltd.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except parenthetical share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2016, $12,668,635; 2015, $13,313,819)	$13,020,014	$13,448,262
Short-term investments, at fair value (amortized cost: 2016, $33,536; 2015, $46,689)	33,555	46,688
Equities, at fair value (cost: 2016, $326,909; 2015, $418,428)	324,427	443,861
Other invested assets	458,709	399,204
Total investments	13,836,705	14,338,015
Funds held – directly managed (cost: 2016, $572,550; 2015, $537,661)	579,571	539,743
Cash and cash equivalents	1,749,851	1,577,097
Accrued investment income	134,735	141,672
Reinsurance balances receivable	2,964,950	2,428,020
Reinsurance recoverable on paid and unpaid losses	300,731	282,916
Funds held by reinsured companies	685,564	657,815
Deferred acquisition costs	691,117	629,372
Deposit assets	82,018	88,152
Net tax assets	82,405	102,596
Goodwill	456,380	456,380
Intangible assets	126,423	133,011
Other assets	265,013	31,254
Total assets	$21,955,463	$21,406,043
Liabilities
Unpaid losses and loss expenses	$9,331,087	$9,064,711
Policy benefits for life and annuity contracts	2,089,055	2,051,935
Unearned premiums	2,086,332	1,644,757
Other reinsurance balances payable	293,342	246,089
Deposit liabilities	33,506	44,420
Net tax liabilities	197,973	218,652
Accounts payable, accrued expenses and other	192,994	411,539
Debt related to senior notes	750,000	750,000
Debt related to capital efficient notes	70,989	70,989
Total liabilities	15,045,278	14,503,092
Shareholders’ Equity
Common shares (par value $1.00; issued: 2016, 1 share and 2015, 87,237,220 shares) (1)	—	87,237
Preferred shares (par value $1.00; issued and outstanding: 2016 and 2015, 34,150,000 shares; aggregate liquidation value: 2016 and 2015, $853,750)	34,150	34,150
Additional paid-in capital	2,537,359	3,982,147
Accumulated other comprehensive loss	(63,192)	(83,283)
Retained earnings	4,401,868	6,146,802
Common shares held in treasury, at cost (2016, nil shares; 2015, 39,303,068 shares)	—	(3,266,552)
Total shareholders’ equity attributable to PartnerRe Ltd.	6,910,185	6,900,501
Noncontrolling interests	—	2,450
Total shareholders’ equity	6,910,185	6,902,951
Total liabilities and shareholders’ equity	$21,955,463	$21,406,043

(1)
On March 18, 2016, EXOR S.p.A. acquired 100% ownership of the Company’s common shares pursuant to the terms of a Merger Agreement (acquisition). All common shares issued and outstanding and all treasury shares held immediately prior to the acquisition were canceled and one common share of $1.00 par value was issued (see Note 1 to the Condensed Consolidated Financial Statements for further details).

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Income (1)
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Revenues
Gross premiums written	$1,629,009	$1,748,933
Net premiums written	$1,500,718	$1,653,215
Increase in unearned premiums	(359,002)	(418,493)
Net premiums earned	1,141,716	1,234,722
Net investment income	102,987	104,631
Net realized and unrealized investment gains	167,193	115,645
Other income	4,840	4,292
Total revenues	1,416,736	1,459,290
Expenses
Losses and loss expenses and life policy benefits	714,268	721,281
Acquisition costs	282,974	275,791
Other expenses	152,674	124,750
Interest expense	12,259	12,245
Amortization of intangible assets	6,588	6,768
Net foreign exchange gains	(2,074)	(13,147)
Total expenses	1,166,689	1,127,688
Income before taxes and interest in losses of equity method investments	250,047	331,602
Income tax expense	30,954	79,665
Interest in losses of equity method investments	(3,467)	(3,838)
Net income	215,626	248,099
Net income attributable to noncontrolling interests	—	(2,182)
Net income attributable to PartnerRe Ltd.	215,626	245,917
Preferred dividends	14,184	14,184
Net income attributable to PartnerRe Ltd. common shareholders	$201,442	$231,733
Comprehensive income
Net income attributable to PartnerRe Ltd.	$215,626	$245,917
Change in currency translation adjustment	21,123	(2,504)
Change in unfunded pension obligation, net of tax	(829)	(436)
Change in unrealized losses on investments, net of tax	(203)	(217)
Total other comprehensive income (loss), net of tax	20,091	(3,157)
Comprehensive income attributable to PartnerRe Ltd.	$235,717	$242,760

(1)
On March 18, 2016, EXOR S.p.A. acquired 100% ownership of the Company’s common shares pursuant to the terms of a Merger Agreement (acquisition). All common shares issued and outstanding and all treasury shares held immediately prior to the acquisition were canceled and one common share of $1.00 par value was issued (see Note 1 to the Condensed Consolidated Financial Statements for further details). As such, earnings per share data is no longer considered meaningful for both the current reporting period and for the comparative period and has been excluded.

See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Shareholders’ Equity
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Common shares
Balance at beginning of period	$87,237	$87,237
Cancellation of treasury shares	(39,082)	—
Cancellation of common shares	(48,155)	—
Balance at end of period	—	87,237
Preferred shares
Balance at beginning and end of period	34,150	34,150
Additional paid-in capital
Balance at beginning of period	3,982,147	3,949,665
Stock compensation expense, net of taxes paid	48,731	9,800
Cancellation of treasury shares	(1,466,363)	—
Cancellation of common shares	48,155	—
Settlement of share-based awards upon change in control	(75,311)	—
Balance at end of period	2,537,359	3,959,465
Accumulated other comprehensive loss
Balance at beginning of period	(83,283)	(34,083)
Currency translation adjustment
Balance at beginning of period	(53,970)	(7,915)
Change in foreign currency translation adjustment	10,760	(5,063)
Change in net unrealized gain on designated net investment hedges	10,363	2,559
Balance at end of period	(32,847)	(10,419)
Unfunded pension obligation
Balance at beginning of period	(31,861)	(29,576)
Change in unfunded pension obligation, net of tax	(829)	(436)
Balance at end of period (net of tax: 2016, $9,019; 2015, $8,432)	(32,690)	(30,012)
Unrealized gain on investments
Balance at beginning of period	2,548	3,408
Change in unrealized losses on investments, net of tax	(203)	(217)
Balance at end of period (net of tax: 2016 and 2015: $nil)	2,345	3,191
Balance at end of period	(63,192)	(37,240)
Retained earnings
Balance at beginning of period	6,146,802	6,270,811
Net income	215,626	248,099
Net income attributable to noncontrolling interests	—	(2,182)
Reissuance of common shares	(17,229)	(26,917)
Dividends on common shares	(186,430)	(33,185)
Dividends on preferred shares	(14,184)	(14,184)
Cancellation of treasury shares	(1,742,717)	—
Balance at end of period	4,401,868	6,442,442
Common shares held in treasury
Balance at beginning of period	(3,266,552)	(3,258,870)
Reissuance of common shares	18,390	29,227
Cancellation of treasury shares	3,248,162	—
Repurchase of common shares	—	(59,266)
Balance at end of period	—	(3,288,909)
Total shareholders’ equity attributable to PartnerRe Ltd.	$6,910,185	$7,197,145
Noncontrolling interests	—	57,683
Total shareholders’ equity	$6,910,185	$7,254,828
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$215,626	$248,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on investments	22,522	29,911
Amortization of intangible assets	6,588	6,768
Net realized and unrealized investment gains	(167,193)	(115,645)
Changes in:
Reinsurance balances, net	(480,517)	(572,301)
Reinsurance recoverable on paid and unpaid losses, net of ceded premiums payable	50,856	45,691
Funds held by reinsured companies and funds held – directly managed	(49,124)	71,350
Deferred acquisition costs	(56,386)	(76,800)
Net tax assets and liabilities	(4,072)	37,445
Unpaid losses and loss expenses including life policy benefits	187,614	80,728
Unearned premiums	359,002	418,493
Other net changes in operating assets and liabilities	6,741	(34,992)
Net cash provided by operating activities	91,657	138,747
Cash flows from investing activities
Sales of fixed maturities	1,959,793	2,495,633
Redemptions of fixed maturities	160,065	161,229
Purchases of fixed maturities	(1,851,309)	(2,293,577)
Sales and redemptions of short-term investments	44,496	12,692
Purchases of short-term investments	(31,425)	(7,391)
Sales of equities	108,333	120,973
Purchases of equities	(3,126)	(374,211)
Other, net	(49,036)	(573)
Net cash provided by investing activities	337,791	114,775
Cash flows from financing activities
Dividends paid to common and preferred shareholders	(200,614)	(47,369)
Settlement of share-based awards upon change in control	(75,311)	—
Reissuance of treasury shares, net of taxes	12,938	(4,084)
Repurchase of common shares	—	(71,376)
Net cash used in financing activities	(262,987)	(122,829)
Effect of foreign exchange rate changes on cash	6,293	(30,362)
Increase in cash and cash equivalents	172,754	100,331
Cash and cash equivalents—beginning of period	1,577,097	1,313,468
Cash and cash equivalents—end of period	$1,749,851	$1,413,799

Supplemental cash flow information:
Taxes paid	$16,019	$42,257
Interest paid	—	—
See accompanying Notes to Condensed Consolidated Financial Statements.

PartnerRe Ltd.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
PartnerRe Ltd. (PartnerRe or the Company) predominantly provides reinsurance and certain specialty insurance lines on a worldwide basis through its principal wholly-owned subsidiaries, including Partner Reinsurance Company Ltd., Partner Reinsurance Europe SE, Partner Reinsurance Company of the U.S. and Partner Reinsurance Asia Pte. Ltd. Risks reinsured include, but are not limited to, property, casualty, motor, agriculture, aviation/space, catastrophe, credit/surety, engineering, energy, marine, specialty property, specialty casualty, multiline and other lines, mortality, longevity, accident and health and alternative risk products. The Company’s alternative risk products include weather and credit protection to financial, industrial and service companies on a worldwide basis.
On August 2, 2015, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Exor N.V., Pillar Ltd., a wholly owned subsidiary of Exor N.V., and solely with respect to certain specified sections thereof, EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, whereby Pillar Ltd. would be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Exor N.V. (the Merger).
On November 19, 2015, the Merger was approved by the Company’s shareholders, pending certain regulatory approvals and other customary closing conditions.
On March 18, 2016, the Company announced completion of the acquisition by EXOR following receipt of all regulatory approvals. Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted into $137.50 in cash per share and entitled to receive a one-time special pre-closing cash dividend in the amount of $3.00 per common share (Special Dividend). One common share at $1.00 par value was issued to Exor N.V., representing 100% common share ownership of the Company, and the Company paid the Special Dividend of approximately $150 million.
In addition, under the terms of the Merger Agreement, EXOR paid cash of approximately of $42.7 million in aggregate to the holders of record of the Company’s preferred shares on March 18, 2016.
Pursuant to the terms of the Merger Agreement, PartnerRe common shares are no longer traded on the New York Stock Exchange (NYSE). The Company’s preferred shares continue to be traded on the NYSE following the closing of the transaction.
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

In the opinion of Management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. As the Company’s reinsurance operations are exposed to low-frequency, high-severity risk events, some of which are seasonal, results for certain interim periods may include unusually low loss experience, while results for other interim periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3. Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued updated guidance on the consolidation of voting interest entities and variable interest entities. The update required entities to reevaluate whether they should consolidate certain legal entities. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the guidance on January 1, 2016 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements and disclosures.
In February 2016, the FASB issued updated guidance on the accounting for leases. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance and expands required disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.
In March 2016, the FASB issued updated guidance on the transition to the equity method of accounting. This update eliminates the requirement to retroactively adjust the carrying value of an investment when it qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.
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

The Company’s financial instruments that it measures at fair value using Level 2 inputs generally include: U.S. government issued bonds; U.S. government sponsored enterprises bonds; U.S. state, territory and municipal entities bonds; non-U.S. sovereign government, supranational and government related bonds consisting primarily of bonds issued by non-U.S. national governments and their agencies, non-U.S. regional governments and supranational organizations; investment grade and high yield corporate bonds; asset-backed securities; mortgage-backed securities; short-term investments; certain common and preferred equities; certain fixed income mutual funds; notes and loan receivables; foreign exchange forward contracts and over-the-counter derivatives such as foreign currency option contracts, interest rate swaps and to-be-announced mortgage-backed securities (TBAs).

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
The Company’s financial instruments measured at fair value include investments and the segregated investment portfolio underlying the funds held – directly managed account. At March 31, 2016 and December 31, 2015, the Company’s financial instruments measured at fair value were classified between Levels 1, 2 and 3 as follows (in thousands of U.S. dollars):

March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,794,761	$—	$2,794,761
U.S. states, territories and municipalities	—	639,799	140,573	780,372
Non-U.S. sovereign government, supranational and government related	—	1,197,012	—	1,197,012
Corporate	—	4,977,795	—	4,977,795
Asset-backed securities	—	657,827	374,489	1,032,316
Residential mortgage-backed securities	—	2,189,843	—	2,189,843
Other mortgage-backed securities	—	47,915	—	47,915
Fixed maturities	$—	$12,504,952	$515,062	$13,020,014
Short-term investments	$—	$33,555	$—	$33,555
Equities
Finance	$18,326	$4,466	$21,409	$44,201
Consumer noncyclical	41,544	—	—	41,544
Insurance	27,382	2,651	—	30,033
Technology	21,366	—	6,984	28,350
Industrials	25,390	—	—	25,390
Consumer cyclical	25,191	—	—	25,191
Communications	21,109	—	2,037	23,146
Other	34,094	—	—	34,094
Mutual funds and exchange traded funds	70,142	—	2,336	72,478
Equities	$284,544	$7,117	$32,766	$324,427
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$15,119	$—	$15,119
Foreign currency option contracts	—	1,977	—	1,977
Futures contracts	5,588	—	—	5,588
Insurance-linked securities	—	—	9,491	9,491
Total return swaps	—	—	2,953	2,953
TBAs	—	1,619	—	1,619
Other
Notes and loan receivables and notes securitization	—	1,000	175,970	176,970
Annuities and residuals	—	—	9,116	9,116
Private equities	—	—	71,899	71,899
Derivative liabilities
Foreign exchange forward contracts	—	(4,258)	—	(4,258)
Futures contracts	(1,441)	—	—	(1,441)
Insurance-linked securities	—	—	(5,830)	(5,830)
Total return swaps	—	—	(2,999)	(2,999)
Interest rate swaps	—	(25,280)	—	(25,280)
Other invested assets	$4,147	$(9,823)	$260,600	$254,924
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$199,258	$—	$199,258
Non-U.S. sovereign government, supranational and government related	—	126,363	—	126,363
Corporate	—	90,624	—	90,624
Other invested assets	—	—	10,292	10,292
Funds held – directly managed	$—	$416,245	$10,292	$426,537
Total	$288,691	$12,952,046	$818,720	$14,059,457

December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed maturities
U.S. government and government sponsored enterprises	$—	$2,872,845	$—	$2,872,845
U.S. states, territories and municipalities	—	639,479	138,847	778,326
Non-U.S. sovereign government, supranational and government related	—	1,332,925	—	1,332,925
Corporate	—	5,086,199	—	5,086,199
Asset-backed securities	—	668,117	369,699	1,037,816
Residential mortgage-backed securities	—	2,290,640	—	2,290,640
Other mortgage-backed securities	—	49,511	—	49,511
Fixed maturities	$—	$12,939,716	$508,546	$13,448,262
Short-term investments	$—	$46,688	$—	$46,688
Equities
Insurance	$72,226	$7,799	$—	$80,025
Finance	29,422	5,497	22,760	57,679
Real estate investment trusts	46,379	—	—	46,379
Consumer noncyclical	43,375	—	—	43,375
Industrials	26,863	7,401	—	34,264
Technology	21,177	—	8,207	29,384
Consumer cyclical	25,871	—	—	25,871
Communications	20,939	—	1,985	22,924
Other	28,197	—	—	28,197
Mutual funds and exchange traded funds	71,159	—	4,604	75,763
Equities	$385,608	$20,697	$37,556	$443,861
Other invested assets
Derivative assets
Foreign exchange forward contracts	$—	$15,311	$—	$15,311
Futures contracts	5,675	—	—	5,675
Insurance-linked securities	—	—	9,428	9,428
Total return swaps	—	—	2,745	2,745
Other
Notes and loan receivables and notes securitization	—	—	125,922	125,922
Annuities and residuals	—	—	8,436	8,436
Private equities	—	—	71,298	71,298
Derivative liabilities
Foreign exchange forward contracts	—	(15,109)	—	(15,109)
Futures contracts	(140)	—	—	(140)
Insurance-linked securities	—	—	(3,944)	(3,944)
Total return swaps	—	—	(2,878)	(2,878)
Interest rate swaps	—	(24,383)	—	(24,383)
TBAs	—	(1,462)	—	(1,462)
Other invested assets	$5,535	$(25,643)	$211,007	$190,899
Funds held – directly managed
U.S. government and government sponsored enterprises	$—	$169,951	$—	$169,951
Non-U.S. sovereign government, supranational and government related	—	119,487	—	119,487
Corporate	—	99,349	—	99,349
Short-term investments	—	966	—	966
Other invested assets	—	—	10,146	10,146
Funds held – directly managed	$—	$389,753	$10,146	$399,899
Total	$391,143	$13,371,211	$767,255	$14,529,609

At March 31, 2016 and December 31, 2015, the aggregate carrying amounts of items included in Other invested assets that the Company did not measure at fair value were $203.8 million and $208.3 million, respectively, which related to the Company’s investments that are accounted for using the cost method of accounting or equity method of accounting.
In addition to the investments underlying the funds held – directly managed account held at fair value of $426.5 million and $399.9 million at March 31, 2016 and December 31, 2015, respectively, the funds held – directly managed account also included cash and cash equivalents, carried at fair value, of $39.0 million and $64.6 million, respectively, and accrued investment income of $4.4 million and $4.5 million, respectively. At March 31, 2016 and December 31, 2015, the aggregate carrying amounts of items included in the funds held – directly managed account that the Company did not measure at fair value were $109.7 million and $70.7 million, respectively, which primarily related to other assets and liabilities held by Colisée Re related to the underlying business, which are carried at cost (see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).
At March 31, 2016 and December 31, 2015, substantially all of the accrued investment income in the Condensed Consolidated Balance Sheets relate to the Company’s investments and the investments underlying the funds held – directly managed account for which the fair value option was elected.
During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.
Disclosures about the fair value of financial instruments that the Company does not measure at fair value exclude insurance contracts and certain other financial instruments. At March 31, 2016 and December 31, 2015, the fair values of financial instrument assets recorded in the Condensed Consolidated Balance Sheets not described above, approximate their carrying values.
The reconciliations of the beginning and ending balances for all financial instruments measured at fair value using Level 3 inputs for the three months ended March 31, 2016 and 2015 were as follows (in thousands of U.S. dollars):

For the three months ended March 31, 2016	Balance at beginning of period	Realized and unrealized investment gains (losses) included in net income	Purchases and issuances (1)	Settlements and sales (2)	Net transfers into/ (out of) Level 3	Balance at end of period	Change in unrealized investment gains (losses) relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$138,847	$1,876	$—	$(150)	$—	$140,573	$1,876
Asset-backed securities	369,699	7,110	21,835	(24,155)	—	374,489	7,163
Fixed maturities	$508,546	$8,986	$21,835	$(24,305)	$—	$515,062	$9,039
Equities
Finance	$22,760	$(1,351)	$—	$—	$—	$21,409	$(1,351)
Technology	8,207	(1,223)	—	—	—	6,984	(1,223)
Communications	1,985	52	—	—	—	2,037	52
Mutual funds and exchange traded funds	4,604	(48)	—	(2,220)	—	2,336	(781)
Equities	$37,556	$(2,570)	$—	$(2,220)	$—	$32,766	$(3,303)
Other invested assets
Derivatives, net	$5,351	$(810)	$414	$(1,340)	$—	$3,615	$(1,310)
Notes and loan receivables and notes securitization	125,922	2,535	50,377	(2,864)	—	175,970	2,535
Annuities and residuals	8,436	1,266	—	(586)	—	9,116	1,266
Private equities	71,298	(481)	1,940	(858)	—	71,899	(481)
Other invested assets	$211,007	$2,510	$52,731	$(5,648)	$—	$260,600	$2,010
Funds held – directly managed
Other invested assets	10,146	146	—	—	—	10,292	146
Funds held – directly managed	$10,146	$146	$—	$—	$—	$10,292	$146
Total	$767,255	$9,072	$74,566	$(32,173)	$—	$818,720	$7,892

(1)	Purchases and issuances of derivatives include issuances of $0.4 million.

(2)	Settlements and sales of mutual funds and exchange traded funds include sales of $2.2 million during the three months ended March 31, 2016.

For the three months ended March 31, 2015	Balance at beginning of period	Realized and unrealized investment (losses) gains included in net income	Purchases and issuances (1)	Settlements and sales (1)	Net transfers into/(out of) Level 3	Balance at end of period	Change in unrealized investment (losses) gains relating to assets held at end of period
Fixed maturities
U.S. states, territories and municipalities	$149,728	$(1,861)	$—	$(184)	$—	$147,683	$(1,863)
Asset-backed securities	449,918	1,261	43,422	(43,018)	—	451,583	1,293
Fixed maturities	$599,646	$(600)	$43,422	$(43,202)	$—	$599,266	$(570)
Equities
Finance	$20,353	$179	$—	$—	$—	$20,532	$179
Technology	8,555	47	—	—	—	8,602	47
Communications	2,640	83	—	—	—	2,723	83
Mutual funds and exchange traded funds	8,586	51	249,340	—	—	257,977	51
Equities	$40,134	$360	$249,340	$—	$—	$289,834	$360
Other invested assets
Derivatives, net	$(1,858)	$481	$—	$—	$—	$(1,377)	$481
Notes and loan receivables and notes securitization	44,817	1,104	6,411	(1,229)	—	51,103	2,623
Annuities and residuals	13,243	231	—	(1,319)	—	12,155	231
Private equities	59,872	497	5,184	(911)	—	64,642	497
Other invested assets	$116,074	$2,313	$11,595	$(3,459)	$—	$126,523	$3,832
Funds held – directly managed
U.S. states, territories and municipalities	$132	$—	$—	$—	$—	$132	$—
Other invested assets	13,398	(1,390)	—	—	—	12,008	(1,390)
Funds held – directly managed	$13,530	$(1,390)	$—	$—	$—	$12,140	$(1,390)
Total	$769,384	$683	$304,357	$(46,661)	$—	$1,027,763	$2,232

(1)	There were no issuances or sales during the three months ended March 31, 2015.

The significant unobservable inputs used in the valuation of financial instruments measured at fair value using Level 3 inputs at March 31, 2016 and December 31, 2015 were as follows (fair value in thousands of U.S. dollars):

March 31, 2016	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$140,573	Discounted cash flow	Credit spreads	1.8% -10.5% (6.0%)
Asset-backed securities	374,489	Discounted cash flow	Credit spreads	4.1% – 11.1% (7.8%)
Equities
Finance	15,172	Weighted market comparables	Net income multiple	14.4 (14.4)
			Tangible book value multiple	1.5 (1.5)
			Liquidity discount	25.0% (25.0%)
			Comparable return	-8.5% (-8.5%)
Finance	6,237	Profitability analysis	Projected return on equity	11.0% (11.0%)
Technology	6,984	Weighted market comparables	Revenue multiple	1.1 (1.1)
			Adjusted earnings multiple	6.7 (6.7)
Communications	2,037	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	2.6% (2.6%)
Other invested assets
Total return swaps, net	(46)	Discounted cash flow	Credit spreads	3.2% – 29.8% (16.7%)
Insurance-linked securities – longevity swaps	9,491	Discounted cash flow	Credit spreads	2.9% (2.9%)
Notes and loan receivables	134,108	Discounted cash flow	Credit spreads	4.4% - 29.1% (5.5%)
Notes and loan receivables	10,426	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.0 – 1.5 (1.5)
Notes securitization	31,436	Discounted cash flow	Credit spreads	3.0% – 7.2% (6.9%)
Annuities and residuals	9,116	Discounted cash flow	Credit spreads	5.4% – 11.2% (10.1%)
			Prepayment speed	0% – 15.0% (1.4%)
			Constant default rate	0.3% – 17.5% (3.4%)
Private equity – direct	7,978	Discounted cash flow and weighted market comparables	Net income multiple	8.4 (8.4)
			Tangible book value multiple	1.9 (1.9)
			Recoverability of intangible assets	0% (0%)
Private equity funds	31,495	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-5.6% – 6.4% (0.3%)
Private equity – other	32,426	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	10,292	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-18.5% – 0% (-17.0%)

December 31, 2015	Fair value	Valuation techniques	Unobservable inputs	Range (Weighted average)
Fixed maturities
U.S. states, territories and municipalities	$138,847	Discounted cash flow	Credit spreads	1.2% – 10.3% (4.1%)
Asset-backed securities	369,699	Discounted cash flow	Credit spreads	4.1% – 11.4% (7.7%)
Equities
Finance	16,627	Weighted market comparables	Net income multiple	14.4 (14.4)
			Tangible book value multiple	1.5 (1.5)
			Liquidity discount	25.0% (25.0%)
			Comparable return	7.9% (7.9%)
Finance	6,133	Profitability analysis	Projected return on equity	14.0% (14.0%)
Technology	8,207	Weighted market comparables	Revenue multiple	1.2 (1.2)
			Adjusted earnings multiple	8.4 (8.4)
Communications	1,985	Weighted market comparables	Adjusted earnings multiple	9.4 (9.4)
			Comparable return	0% (0%)
Other invested assets
Total return swaps, net	(133)	Discounted cash flow	Credit spreads	3.0% – 29.3% (16.5%)
Insurance-linked securities – longevity swaps	9,428	Discounted cash flow	Credit spreads	2.4% (2.4%)
Notes and loan receivables	84,080	Discounted cash flow	Credit spreads	6.0% – 26.8% (7.4%)
Notes and loan receivables	10,415	Discounted cash flow	Credit spreads	17.5% (17.5%)
			Gross revenue/fair value	1.1 – 1.5 (1.5)
Notes securitization	31,427	Discounted cash flow	Credit spreads	2.4% – 7.1% (6.9%)
Annuities and residuals	8,436	Discounted cash flow	Credit spreads	5.1% – 15.4% (12.7%)
			Prepayment speed	0% – 15.0% (2.1%)
			Constant default rate	0.3% – 17.5% (4.4%)
Private equity – direct	8,792	Discounted cash flow and weighted market comparables	Net income multiple	9.2 (9.2)
			Tangible book value multiple	1.9 (1.9)
			Recoverability of intangible assets	0% (0%)
Private equity funds	29,222	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-4.9% – 5.2% (-0.5%)
Private equity – other	33,284	Discounted cash flow	Effective yield	5.8% (5.8%)
Funds held – directly managed
Other invested assets	10,146	Reported market value	Net asset value, as reported	100.0% (100.0%)
			Market adjustments	-16.0% – 0% (-15.0%)
The tables above do not include financial instruments that are measured using unobservable inputs (Level 3) where the unobservable inputs were obtained from external sources and used without adjustment. These financial instruments include mutual fund investments (included within equities) and certain derivatives.
The Company has established a Valuation Committee which is responsible for determining the Company’s invested asset valuation procedures, reviewing significant changes in the fair value measurements of securities classified as Level 3 from period to period, and ensuring that there is an appropriate independent internal peer analysis on the fair value measurements of significant securities that are classified as Level 3. The Valuation Committee is comprised of members of the Company’s senior management team and meets on a quarterly basis. The Company’s Group Enterprise Risk Management Financial Risk Policy, which covers, among other items, invested asset valuation, is monitored by the Company’s Audit Committee of the Board of Directors (Board) and approved annually by the Company’s Board.

Changes in the fair value of the Company’s financial instruments subject to the fair value option during the three months ended March 31, 2016 and 2015 were as follows (in thousands of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Fixed maturities and short-term investments	$211,916	$76,971
Equities	(27,483)	(7,016)
Other invested assets	2,225	1,833
Funds held – directly managed	4,951	2,540
Total	$191,609	$74,328
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
Equities
Equity securities include U.S. and foreign common and preferred stocks, real estate investment trusts, mutual funds and exchange traded funds. Equities, real estate investment trusts and exchange traded funds are generally classified in Level 1 as the Company uses prices received from independent pricing sources based on quoted prices in active markets. Equities classified as Level 2 are generally mutual funds invested in fixed income securities, where the net asset value of the fund is provided on a daily basis, certain common and preferred equities. Equities classified as Level 3 are generally mutual funds invested in securities other than the common stock of publicly traded companies, where the net asset value is not provided on a daily basis, and inactively traded common stocks. The significant unobservable inputs used in the fair value measurement of inactively traded common stocks classified as Level 3 include market return information, weighted using management’s judgment, from comparable selected publicly traded companies in the same industry, in a similar region and of a similar size, including net income multiples, tangible book value multiples, comparable returns, revenue multiples, adjusted earnings multiples and projected return on equity ratios. Significant increases (decreases) in any of these inputs could result in a significantly higher (lower) fair value measurement. Significant unobservable inputs used in measuring the fair value measurement of inactively traded common stocks also include a liquidity discount. A significant increase (decrease) in the liquidity discount could result in a significantly lower (higher) fair value measurement.
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
(b) Fair Value of Financial Instrument Liabilities
At March 31, 2016 and December 31, 2015, the fair values of financial instrument liabilities recorded in the Condensed Consolidated Balance Sheets approximate their carrying values, with the exception of the debt related to senior notes (Senior Notes) and the debt related to capital efficient notes (CENts).
The methods and assumptions used by the Company in estimating the fair value of each class of financial instrument liability recorded in the Condensed Consolidated Balance Sheets for which the Company does not measure that instrument at fair value were as follows:

•
the fair value of the Senior Notes was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $250 million from PartnerRe Finance A LLC and $500 million from PartnerRe Finance B LLC at March 31, 2016 and December 31, 2015; and

•
the fair value of the CENts was calculated based on discounted cash flow models using observable market yields and contractual cash flows based on the aggregate principal amount outstanding of $63 million from PartnerRe Finance II Inc. at March 31, 2016 and December 31, 2015.

The carrying values and fair values of the Senior Notes and CENts at March 31, 2016 and December 31, 2015 were as follows (in thousands of U.S. dollars):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt related to Senior Notes (1)	$750,000	$842,521	$750,000	$829,755
Debt related to CENts (2)	63,384	64,394	63,384	63,265

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, the Company’s debt related to the Senior Notes and CENts was classified as Level 2 in the fair value hierarchy.
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
The net fair values and the related net notional values of derivatives included in the Company’s Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were as follows (in thousands of U.S. dollars):

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
March 31, 2016			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedges)	$1,058	$—	$394,807	$1,058
Total derivatives designated as hedges	$1,058	$—		$1,058

Derivatives not designated as hedges
Foreign exchange forward contracts	$14,061	$(4,258)	$1,632,863	$9,803
Foreign currency option contracts	1,977	—	90,413	1,977
Futures contracts	5,588	(1,441)	3,186,204	4,147
Insurance-linked securities (1)	9,491	(5,830)	140,558	3,661
Total return swaps	2,953	(2,999)	42,418	(46)
Interest rate swaps (2)	—	(25,280)	196,268	(25,280)
TBAs	1,619	—	439,105	1,619
Total derivatives not designated as hedges	$35,689	$(39,808)		$(4,119)

Total derivatives	$36,747	$(39,808)		$(3,061)

	Asset derivatives at fair value	Liability derivatives at fair value	Net derivatives
December 31, 2015			Net notional exposure	Fair value
Derivatives designated as hedges
Foreign exchange forward contracts (net investment hedges)	$—	$(9,305)	$392,523	$(9,305)
Total derivatives designated as hedges	$—	$(9,305)		$(9,305)

Derivatives not designated as hedges
Foreign exchange forward contracts	$15,311	$(5,804)	$1,708,285	$9,507
Foreign currency option contracts	—	—	82,148	—
Futures contracts	5,675	(140)	3,610,658	5,535
Insurance-linked securities (1)	9,428	(3,944)	140,320	5,484
Total return swaps	2,745	(2,878)	42,438	(133)
Interest rate swaps (2)	—	(24,383)	196,804	(24,383)
TBAs	—	(1,462)	447,315	(1,462)
Total derivatives not designated as hedges	$33,159	$(38,611)		$(5,452)

Total derivatives	$33,159	$(47,916)		$(14,757)

(1)
At March 31, 2016 and December 31, 2015, insurance-linked securities include a longevity swap for which the notional amount is not reflective of the overall potential exposure of the swap. As such, the Company has included the probable maximum loss under the swap within the net notional exposure as an approximation of the notional amount.

(2)
The Company enters into interest rate swaps to mitigate notional exposures on certain total return swaps and certain fixed maturities. Only the notional value of interest rate swaps on fixed maturities is presented separately in the table.

The fair value of all derivatives at March 31, 2016 and December 31, 2015 is recorded in Other invested assets in the Company’s Condensed Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, the Company held foreign exchange forward contracts with notional amounts of €350 million, to hedge a portion of its net investment exposure to the euro against the U.S. dollar. The effective portion of the net investment hedging derivatives recognized in Accumulated other comprehensive loss at March 31, 2016 and December 31, 2015 was a gain of $1.1 million and a loss of $9.3 million, respectively.

The gains and losses in the Condensed Consolidated Statements of Operations for derivatives not designated as hedges for the three months ended March 31, 2016 and 2015 were as follows (in thousands of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Foreign exchange forward contracts	$(5,925)	$(4,636)
Foreign currency option contracts	1,977	2,028
Total included in net foreign exchange gains and losses	$(3,948)	$(2,608)
Futures contracts	$(41,674)	$(34,539)
Insurance-linked securities	(405)	2
Total return swaps	86	465
Interest rate swaps	(897)	(4,791)
TBAs	10,926	3,671
Other	—	2,493
Total included in net realized and unrealized investment gains and losses	$(31,964)	$(32,699)
Total derivatives not designated as hedges	$(35,912)	$(35,307)
Offsetting of Derivatives
The gross and net fair values of derivatives that are subject to offsetting in the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were as follows (in thousands of U.S. dollars):

		Gross amounts offset in the balance sheet	Net amounts of assets/liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet
March 31, 2016	Gross amounts recognized (1)			Financial instruments	Cash collateral received/pledged	Net amount
Total derivative assets	$36,747	$—	$36,747	$(2,405)	$(12,335)	$22,007
Total derivative liabilities	$(39,808)	$—	$(39,808)	$2,405	$7,076	$(30,327)

December 31, 2015
Total derivative assets	$33,159	$—	$33,159	$(1,037)	$(10,222)	$21,900
Total derivative liabilities	$(47,916)	$—	$(47,916)	$1,037	$25,904	$(20,975)

(1)	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.
6. Share-Based Awards
In accordance with the Company’s share-based award plans and the Merger Agreement, all of the Company’s share-based awards fully vested and were settled in cash upon the change in control of the Company on March 18, 2016. As a result, the total unrecognized share-based compensation expense related to unvested awards was expensed and no share-based awards remain outstanding at March 31, 2016.
For the three months ended March 31, 2016, the Company’s total share-based compensation expense was $36.2 million, which primarily related to the vesting of the share-based awards upon the change in control.
The activity related to the Company’s share options, share-settled share appreciation rights (SSARs), restricted stock units (RSUs), performance stock units (PSUs) and warrants for the three months ended March 31, 2016 was as follows:

Share Options

Options
Outstanding at January 1, 2016	267,918
Exercised prior to March 18, 2016	(15,997)
Settled in cash by the Company upon change in control	(251,921)
Outstanding at March 31, 2016	—
Share-Settled Share Appreciation Rights (SSARs)

SSARs
Outstanding at January 1, 2016	991,724
Exercised prior to March 18, 2016	(12,294)
Settled in cash by the Company upon change in control	(979,430)
Outstanding at March 31, 2016	—
Pursuant to the terms of the Merger Agreement, the Company funded the settlement of the share options and SSARs of $75.3 million, which was recorded as a reduction in additional paid-in capital during the three months ended March 31, 2016.
Restricted Share Units and Performance Share Units

RSUs and PSUs
Outstanding at January 1, 2016	861,608
Performance based adjustment	76,889
Vested prior to March 18, 2016	(270,986)
Converted to common shares and settled in cash by EXOR upon change in control	(667,511)
Outstanding at March 31, 2016	—
Pursuant to the terms of the Merger Agreement, EXOR funded the settlement of the RSUs and PSUs, which was included as part of the consideration paid to acquire the Company.
Warrants
During the three months ended March 31, 2016, 371 warrants were exercised and 186 warrants were settled in cash by the Company upon the change in control. At March 31, 2016, no warrants were outstanding.
7. Commitments and Contingencies
(a) Legal Proceedings
At March 31, 2016, the Company was not party to any litigation that it believes could have a material effect on the financial condition, results of operations or liquidity of the Company. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(b) Employment Agreements
The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, the reimbursement of certain expenses, retention incentive payments, as well as certain severance and change in control provisions. Specifically, the Company expects to incur a pre-tax charge of approximately $10 million in 2016 related to certain executive changes.
8. Agreements with Related Parties
The Company was party to agreements with certain entities on an arm’s-length basis as follows:

Lorenz Re Ltd. (Lorenz Re)
In the normal course of its underwriting activities, the Company entered into reinsurance and underwriting agreements with Lorenz Re, a segregated accounts company under the laws of Bermuda. Distinct segregated accounts are formed and capitalized within Lorenz Re on a fully collateralized basis. All transactions entered into with Lorenz Re were completed on market terms.

Other Agreements
In the normal course of its investment operations, the Company bought or held securities of companies affiliated with the Company. All transactions entered into as part of the investment portfolio were completed on market terms.
9. Segment Information
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other as described in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Non-life segment is further divided into four sub-segments: North America, Global (Non-U.S.) P&C, Global Specialty and Catastrophe.
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

The segment results for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars, except ratios):
Segment Information
For the three months ended March 31, 2016

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$494	$274	$398	$170	$1,336	$293	$—	$1,629
Net premiums written	$481	$269	$333	$141	$1,224	$277	$—	$1,501
Increase in unearned premiums	(129)	(119)	(11)	(93)	(352)	(7)	—	(359)
Net premiums earned	$352	$150	$322	$48	$872	$270	$—	$1,142
Losses and loss expenses and life policy benefits	(199)	(123)	(184)	(3)	(509)	(205)	—	(714)
Acquisition costs	(107)	(47)	(90)	(1)	(245)	(38)	—	(283)
Technical result	$46	$(20)	$48	$44	$118	$27	$—	$145
Other income					2	2	1	5
Other expenses					(68)	(18)	(67)	(153)
Underwriting result					$52	$11	n/a	$(3)
Net investment income						13	90	103
Allocated underwriting result (1)						$24	n/a	n/a
Net realized and unrealized investment gains							167	167
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							2	2
Income tax expense							(31)	(31)
Interest in losses of equity method investments							(3)	(3)
Net income							n/a	$216
Loss ratio (2)	56.5%	82.1%	57.2%	7.2%	58.5%
Acquisition ratio (3)	30.4	31.1	27.8	3.1	28.0
Technical ratio (4)	86.9%	113.2%	85.0%	10.3%	86.5%
Other expense ratio (5)					7.8
Combined ratio (6)					94.3%

(1)	Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.

(5)	Other expense ratio is obtained by dividing other expenses by net premiums earned.

(6)	Combined ratio is defined as the sum of the technical ratio and the other expense ratio.
n/a Not applicable

Segment Information
For the three months ended March 31, 2015

	North America	Global (Non-U.S.) P&C	Global Specialty	Catastrophe	Total Non-life segment	Life and Health segment	Corporate and Other	Total
Gross premiums written	$473	$334	$427	$191	$1,425	$324	$—	$1,749
Net premiums written	$471	$331	$362	$176	$1,340	$313	$—	$1,653
(Increase) decrease in unearned premiums	(132)	(157)	3	(118)	(404)	(14)	—	(418)
Net premiums earned	$339	$174	$365	$58	$936	$299	$—	$1,235
Losses and loss expenses and life policy benefits	(172)	(119)	(170)	(20)	(481)	(240)	—	(721)
Acquisition costs	(93)	(52)	(93)	(4)	(242)	(34)	—	(276)
Technical result	$74	$3	$102	$34	$213	$25	$—	$238
Other income					—	1	3	4
Other expenses					(52)	(15)	(58)	(125)
Underwriting result					$161	$11	n/a	$117
Net investment income						14	91	105
Allocated underwriting result						$25	n/a	n/a
Net realized and unrealized investment gains							116	116
Interest expense							(12)	(12)
Amortization of intangible assets							(7)	(7)
Net foreign exchange gains							13	13
Income tax expense							(80)	(80)
Interest in losses of equity method investments							(4)	(4)
Net income							n/a	$248
Loss ratio	50.7%	68.4%	46.7%	33.7%	51.4%
Acquisition ratio	27.5	30.1	25.4	7.0	25.9
Technical ratio	78.2%	98.5%	72.1%	40.7%	77.3%
Other expense ratio					5.5
Combined ratio					82.8%
10. Other Expenses
Transaction Related Charges
Other expenses recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 include $66 million, pre-tax, and $31 million, pre-tax, respectively, related primarily to professional fees and personnel costs associated with the EXOR acquisition and terminated Amalgamation Agreement with Axis Capital Holdings Limited, respectively.
11. Subsequent Events
On March 24, 2016, the Company agreed to purchase from EXOR a 36% shareholding in the privately held United Kingdom real estate investment and development group, Almacantar Group S.A. (Almacantar), as well as certain financial investments, mainly third party funds, based upon the net asset value of these investments. In April 2016, the Company paid a total cash consideration of $729 million for its investments in Almacantar and the third party funds. In addition to this amount, the Company expects to pay a further amount of less than $10 million in the second quarter of 2016 related to the purchase of the remaining assets from EXOR. These transactions between related parties were entered into at arms-length.
On April 1, 2016, the Company launched an exchange offer, in accordance with the Merger Agreement, whereby participating preferred shareholders may exchange any or all existing preferred shares for newly issued preferred shares reflecting an extended call date of the fifth anniversary from the date of issuance. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s existing preferred shares. The exchange offer provides for a restriction on the payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020. The exchange offer expired on April 29, 2016. As a result of the exchange offer, the Company will cancel the existing preferred shares tendered in the exchange offer. Non-tendered existing preferred shares will remain outstanding and continue to trade on the NYSE until such time as the Company decides to redeem them in accordance with their terms of issuance. The Company will seek a comparable credit rating for the new preferred shares as is held by the existing preferred shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Company is a leading global reinsurer and insurer, with a broadly diversified and balanced portfolio of traditional reinsurance and insurance risks and capital markets risks.
Successful risk management is the foundation of the Company’s value proposition, with diversification of risks at the core of its risk management strategy. The Company’s ability to succeed in the risk assumption and management business is dependent on its ability to accurately analyze and quantify risk, to understand volatility and how risks aggregate or correlate, and to establish the appropriate capital requirements and limits for the risks assumed. All risks, whether they are reinsurance related risks or capital market risks, are managed by the Company within an integrated framework of policies and processes to ensure the intelligent and consistent evaluation and valuation of risk, and to ultimately provide an appropriate return to shareholders. The Company’s Risk Management framework is discussed below and in Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
For a discussion of the Company’s long-term objective and the metrics that Management uses to measure its success in achieving its long-term objective, see below in Key Financial Measures.
On August 2, 2015, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Exor N.V., Pillar Ltd., a wholly owned subsidiary of Exor N.V., and solely with respect to certain specified sections thereof, EXOR S.p.A. (EXOR), a European investment company controlled by the Agnelli family, whereby Pillar Ltd. would be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Exor N.V. (the Merger).
On November 19, 2015, the Merger was approved by the Company’s shareholders, pending certain regulatory approvals and other customary closing conditions.
On March 18, 2016, the Company announced completion of the acquisition by EXOR following receipt of all regulatory approvals. Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted into $137.50 in cash per share and entitled to receive a one-time special pre-closing cash dividend in the amount of $3.00 per common share (Special Dividend). One common share at $1.00 par value was issued to Exor N.V., representing 100% common share ownership of the Company, and the Company paid the Special Dividend of approximately $150 million.
In addition, under the terms of the Merger Agreement, EXOR paid cash of approximately of $42.7 million in aggregate to the holders of record of the Company’s preferred shares on March 18, 2016.
Pursuant to the terms of the Merger Agreement, PartnerRe common shares are no longer traded on the New York Stock Exchange (NYSE). The Company’s preferred shares continue to be traded on the NYSE following the closing of the transaction.
Overview of the Results of Operations for the Three Months Ended March 31, 2016
The Company measures its performance in several ways. In addition to the performance measures accepted under U.S. GAAP, the Company also utilizes certain non-GAAP measures to assess performance (see the discussion of these non-GAAP measures and the reconciliation to the most directly comparable GAAP measures in Key Financial Measures below).
Net income or loss attributable to PartnerRe Ltd. common shareholders is defined as net income or loss less preferred dividends. The Company’s net income, net income attributable to PartnerRe Ltd. and net income attributable to PartnerRe Ltd. common shareholders are discussed below in Review of Net Income. Following the Merger, the Company has only one common share outstanding, which is wholly owned by Exor N.V. Accordingly, operating earnings per share and book value per share data are no longer considered meaningful and has been excluded for both the current reporting period and for the comparative period.
Key Factors Affecting Period over Period Comparability
The following key factors affected the period over period comparison of the Company’s results for the three months ended March 31, 2016 and 2015 and may continue to affect our results of operations and financial condition in the future.
Other expenses
During the three months ended March 31, 2016, the Company recorded $66 million, pre-tax, of transaction related costs associated with the Merger within Other expenses, of which $35 million related to professional fees.

In accordance with the Company’s share-based award plans and the Merger Agreement, all of the Company’s share-based awards fully vested and were settled in cash upon the change in control of the Company on March 18, 2016. As a result, the Company recorded $31 million, pre-tax, in stock-based compensation expense, included within Other expenses.
On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (Amalgamation Agreement) with Axis Capital Holdings Limited (AXIS). In connection with the execution of the Merger Agreement with EXOR, the Company and AXIS terminated the Amalgamation Agreement. During the three months ended March 31, 2015, the Company recorded $31 million, pre-tax, of costs related to this transaction within Other expenses, which was primarily related to Costas Miranthis’ stepping down as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors (Board).
Volatility in Capital Markets
The results for the three months ended March 31, 2016 and 2015 were significantly impacted by the volatility in the capital markets. Decreases in U.S. and European risk-free interest rates impacted the three months ended March 31, 2016 and modest decreases in U.S. and European risk-free rates impacted the same period of 2015.
Large Catastrophic and Large Loss Events
As the Company’s reinsurance operations are exposed to low frequency and high severity risk events, some of which are seasonal, results for certain periods may include unusually low loss experience, while results for other periods may include significant catastrophic losses. Consequently, the Company’s results for interim periods may be volatile from period to period and are not necessarily indicative of results for the full year. The results for the three months ended March 31, 2016 and 2015 include no significant catastrophic losses.
Overview of Net Income
Net income, net income attributable to noncontrolling interests, net income attributable to PartnerRe Ltd., preferred dividends and net income attributable to PartnerRe Ltd. common shareholders for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Net income	$216	$248
Net income attributable to noncontrolling interests	—	(2)
Net income attributable to PartnerRe Ltd.	216	246
Less: Preferred dividends	14	14
Net income attributable to PartnerRe Ltd. common shareholders	$202	$232
The decrease in net income, net income attributable to PartnerRe Ltd., and net income attributable to PartnerRe Ltd. common shareholders in the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to:

•
a decrease in the Non-life technical result of $95 million, primarily related to a lower current accident year technical result and lower net favorable prior year loss development, as described in Review of Net Income below; and

•	an increase in other expenses of $28 million, mainly driven by higher costs related to the Merger; partially offset by

•	an increase in pre-tax net realized and unrealized investment gains of $51 million, as described in Volatility in Capital Markets above; and

•
a decrease in income tax expense of $49 million, primarily reflecting the geographical distribution of the Company’s pre-tax net income between its taxable and non-taxable jurisdictions and a lower pre-tax net income.

The factors driving these increases and decreases are described in more detail in Review of Net Income below.
Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income, Management uses certain other key measures, some of which are non-GAAP financial measures within the meaning of Regulation G (see below), to evaluate its financial performance and the overall growth in value generated for the Company’s shareholders.

The Company’s long-term objective is to manage a portfolio of diversified risks that will create total shareholder value. The Company measures its success in achieving its long-term objective by targeting a return, which is variable and can be adjusted by Management. Given the Company’s profitability in any particular quarterly or annual period can be significantly affected by the level of large catastrophic losses, Management assesses this long-term objective over the reinsurance cycle as the Company’s performance during any particular quarterly or annual period is not necessarily indicative of its performance over the longer-term reinsurance cycle.
Management currently uses certain key financial measures to monitor performance. At March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 these measures were as follows:

	March 31, 2016	December 31, 2015
Tangible book value (in millions of U.S. dollars)(1)	$5,513	$5,500
Annualized growth in tangible book value (2)	0.9%

	For the three months ended
	March 31, 2016	March 31, 2015
Operating earnings attributable to PartnerRe Ltd. common shareholders (in millions of U.S. dollars) (3)	$44	$151
Annualized operating return on average common shareholders’ equity (4)	2.9%	9.6%
Combined ratio (5)	94.3%	82.8%

(1)
Tangible book value is calculated using common shareholders’ equity attributable to PartnerRe Ltd. (total shareholders’ equity less noncontrolling interests and the aggregate liquidation value of preferred shares) less goodwill and intangible assets, net of tax. The presentation of tangible book value is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

(2)
Annualized growth in tangible book value is calculated using the change in the tangible book value during the period divided by tangible book value at the beginning of the year, and annualized. The presentation of growth in tangible book value is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

(3)
Annualized operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss) is calculated as net income or loss attributable to PartnerRe Ltd. common shareholders excluding net realized and unrealized gains or losses on investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee), net foreign exchange gains or losses, net of tax and the interest in earnings or losses of equity method investments, net of tax (except where the Company has made a strategic investment in an insurance or reinsurance related investee and where the Company does not control the investee’s activities), and is calculated after preferred dividends. Quarterly periods are annualized. The presentation of operating earnings or loss is a non-GAAP financial measures within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

(4)
Annualized operating return on average common shareholders’ equity (Operating ROE) is calculated using annualized operating earnings or loss, as defined above, divided by average common shareholders’ equity for the period. The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G (see Comment on Non-GAAP Measures below) and is reconciled to the most directly comparable GAAP financial measure below.

(5)
The combined ratio of the Non-life segment is calculated as the sum of the technical ratio (losses and loss expenses and acquisition costs divided by net premiums earned) and the other expense ratio (other expenses divided by net premiums earned).

Tangible book value: Tangible book value focuses on the underlying fundamentals of the Company’s financial position and performance without the impact of goodwill or intangible assets. Tangible book value is impacted by the Company’s net income or loss, capital resources management and external factors such as foreign exchange, interest rates, credit spreads and equity markets, which can drive changes in realized and unrealized gains or losses on its investment portfolio.
The Company’s tangible book value of $5.5 billion at March 31, 2016 modestly increased compared to December 31, 2015, reflecting an annualized growth of 0.9%. The modest increase in tangible book value and in the annualized growth in tangible book value are primarily due to net income attributable to PartnerRe Ltd., which was partially offset by dividends on common and preferred shares, including the Special Dividend.

Tangible book value is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures below). The reconciliation of tangible book value to the most directly comparable GAAP financial measure at March 31, 2016 and December 31, 2015 was as follows (in millions of U.S. dollars):

	March 31, 2016	December 31, 2015
Common shareholders’ equity attributable to PartnerRe (1)	$6,056	$6,047
Less: goodwill and other intangible assets, net of tax	543	547
Tangible book value	$5,513	$5,500

(1)	Common shareholders’ equity attributable to PartnerRe is calculated using total shareholders’ equity less any noncontrolling interests and the aggregate liquidation value of preferred shares.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders (operating earnings or loss): Management uses operating earnings or loss to measure its financial performance as this measure focuses on the underlying fundamentals of the Company’s operations by excluding net realized and unrealized gains or losses on investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities), net foreign exchange gains or losses and certain interest in earnings or losses of equity method investments (except where the Company has made a strategic investment in an investee whose operations are insurance or reinsurance related and where the Company does not control the investee’s activities). Net realized and unrealized gains or losses on investments in any particular period are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and financial market conditions, and the timing of realized gains or losses on investments is largely opportunistic. Net foreign exchange gains or losses are not indicative of the performance of, and distort trends in, the Company’s business as they predominantly result from general economic and foreign exchange market conditions. Interest in earnings or losses of equity method investments are also not indicative of the performance of, or trends in, the Company’s business where the investee’s operations are not insurance or reinsurance related and where the Company does not control the investee companies’ activities. Management believes that the use of operating earnings or loss enables users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that this measure follows industry practice and, therefore, allows the users of financial information to compare the Company’s performance with its industry peer group, and that certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.
Operating earnings decreased by $107 million, from $151 million in the three months ended March 31, 2015 to $44 million in the same period of 2016. The decrease in operating earnings was primarily due to a reduction in the Non-life technical result, mainly driven by lower current accident year technical result and lower net favorable prior year loss development, and an increase in other expenses, primarily due to higher costs related to the Merger. These decreases in operating earnings were partially offset by a lower tax expense associated with the decrease in the pre-tax operating earnings.
Other less significant factors contributing to the increases or decreases in operating earnings in the three months ended March 31, 2016 compared to the same period of 2015 are further described in Review of Net Income below.
Operating earnings or loss attributable to PartnerRe Ltd. common shareholders is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures). The reconciliation of operating earnings to the most directly comparable GAAP financial measure for the three months ended March 31, 2016 and 2015 was as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Net income attributable to PartnerRe Ltd.	$216	$246
Less:
Net realized and unrealized investment gains, net of tax	148	100
Net foreign exchange gains (losses), net of tax	10	(16)
Interest in losses of equity method investments, net of tax	—	(3)
Dividends to preferred shareholders	14	14
Operating earnings attributable to PartnerRe Ltd. common shareholders	$44	$151

Operating ROE: Management uses annualized Operating ROE as a measure of profitability that focuses on the return on capital (equity). To support the Company’s growth objectives, most economic decisions, including capital attribution and underwriting pricing decisions, incorporate an Operating ROE impact analysis. For the purpose of that analysis, an appropriate amount of capital (equity) is attributed to each transaction for determining the transaction’s priced return on attributed capital. Subject to an adequate return for the risk level as well as other factors, such as the contribution of each risk to the overall risk level and risk diversification, capital is attributed to the transactions generating the highest priced return on deployed capital. Management’s challenge consists of (i) attributing an appropriate amount of capital to each transaction based on the risk created by the transaction, (ii) properly estimating the Company’s overall risk level and the impact of each transaction on the overall risk level, (iii) assessing the diversification benefit, if any, of each transaction, and (iv) deploying available capital. The risk for the Company lies in misestimating any one of these factors, which are critical in calculating a meaningful priced return on deployed capital, and entering into transactions that do not contribute to the Company’s growth objectives.
Annualized Operating ROE decreased from 9.6% in the three months ended March 31, 2015 to 2.9% in the same period of 2016. The decrease in annualized Operating ROE was primarily due to lower operating earnings, as described above, partially offset by lower average shareholders’ equity. The other factors contributing to increases or decreases in operating earnings are described further in Review of Net Income below.
The presentation of Operating ROE is a non-GAAP financial measure within the meaning of Regulation G and should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP (see Comment on Non-GAAP Measures below). The reconciliation of Operating ROE to the most directly comparable GAAP financial measure for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Annualized return on average common shareholders’ equity calculated with net income attributable to common shareholders	13.3%	14.8%
Less:
Annualized net realized and unrealized investment gains, net of tax, on average common shareholders’ equity	9.8	6.4
Annualized net foreign exchange gains (losses), net of tax, on average common shareholders’ equity	0.6	(1.0)
Annualized net interest in losses of equity method investments, net of tax, on average common shareholders’ equity	—	(0.2)
Annualized operating return on average common shareholders’ equity	2.9%	9.6%
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
The Non-life combined ratio increased by 11.5 points, from 82.8% in the three months ended March 31, 2015 to 94.3% in the same period of 2016. The increase in the combined ratio for the three months ended March 31, 2016 compared to the same period of 2015 was driven by a reduction in the Non-life technical result, mainly due to a lower current accident year technical result, lower net favorable prior year loss development and higher expenses as a result of the vesting of stock-based awards. Additional detail of the Non-life underwriting result is provided in the discussion of individual sub-segments in Results by Segment and Review of Net Income below.
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

Comment on Non-GAAP Measures
Throughout this filing, the Company’s results of operations have been presented in the way that Management believes will be the most meaningful and useful to its preferred shareholders, rating agencies and others who use financial information in evaluating the performance of the Company. This presentation includes the use of operating earnings or loss and Operating ROE that are not calculated under standards or rules that comprise U.S. GAAP. These measures are referred to as non-GAAP financial measures within the meaning of Regulation G. Management believes that these non-GAAP financial measures are important to its preferred shareholders, rating agencies and others who use the Company’s financial information and will help provide a consistent basis for comparison between years and for comparison with the Company’s peer group, although non-GAAP measures may be defined or calculated differently by other companies. Users should consider these non-GAAP measures in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. A reconciliation of these measures to the most directly comparable U.S. GAAP financial measures net income or loss and return on common shareholders’ equity calculated with net income or loss attributable to common shareholders, is presented above.
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
The Company’s results are primarily determined by how well the Company understands, prices and manages assumed risk. Management also believes that every organization faces numerous risks that could threaten the successful achievement of a company’s goals and objectives. These include all factors which can be viewed as either strategic, financial, or operational risks that are common to any industry, such as choice of strategy and markets, economic and business cycles, competition, changes in regulation, data quality and security, fraud, business interruption and management continuity. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
For additional information related to the Company’s risk management approach, see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Assumed Risks
Central to the Company’s assumed risk framework is its risk appetite. The Company’s risk appetite is a statement of how much and how often the Company will tolerate economic losses during an annual period. The Company’s risk appetite is expressed as the maximum economic loss that the Board is willing to incur. The Company’s risk appetite is approved by the Board on an annual basis.
The Company manages exposure levels from multiple risk sources to provide reasonable assurance that modeled economic losses are contained within the risk appetite approved by the Board. Definitions for economic losses in the context of the Company’s risk management framework are included in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company establishes key risk limits net of any reinsurance/retrocession for any risk source deemed by Management to have the potential to cause operating losses or economic losses greater than the Company’s risk appetite. The Company has currently established key risk limits for ten risk sources. The Company may also establish risk limits for any risk source deemed to have the possibility of causing reputational damage. The Board approves the key risk limits. Executive and Business and Support Unit Management may set additional specific and aggregate risk limits within the key risk limits approved by the Board. The actual level of risk is dependent on current market conditions and the need for balance in the Company’s portfolio of risks. On a quarterly basis, Management reviews and reports to the Risk and Finance Committee the actual limits deployed against the approved limits.
For a detailed discussion of these ten risk sources see Business—Risk Management in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The limits approved by the Board and the actual limits deployed at March 31, 2016 and December 31, 2015 were as follows (in billions of U.S. dollars, except interest rate risk data):

	March 31, 2016		December 31, 2015
	Limit approved(2)	Actual deployed(2)	Limit approved(2)	Actual deployed(2)
Natural Catastrophe Risk	$2.3	$1.3	$2.3	$1.3
Long Tail Reinsurance Risk	1.2	0.8	1.2	0.8
Market Risk	3.4	2.0	3.4	2.0
Equity and equity-like sublimit	2.8	1.4	2.8	1.4
Interest Rate Risk (duration)—excess fixed income investment portfolio(1)	6.0 years	3.0 years	6.0 years	3.0 years
Default and Credit Spread Risk	$9.5	$5.6	$9.5	$5.6
Trade Credit Underwriting Risk	0.9	0.6	0.9	0.6
Longevity Risk	2.0	1.5	2.0	1.5
Pandemic Risk	1.3	0.6	1.3	0.6
Agriculture Risk	0.3	0.1	0.3	0.1
Mortgage Reinsurance Risk	1.0	0.6	1.0	0.6
Any one country sub-limit	0.8	0.5	0.8	0.5

(1)
The excess fixed income investment portfolio relates to fixed income securities included in the Company’s capital funds, which are in excess of those included in the Company’s liability funds that support the net reinsurance liabilities.

(2)	The limits approved and the actual limits deployed in the table above are shown net of retrocession.
Natural Catastrophe Probable Maximum Loss (PML)
The following discussion of the Company’s natural catastrophe probable maximum loss (PML) information contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a list of the Company’s risk factors. Any of these risk factors could result in actual losses that are materially different from the Company’s PML estimates below.
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
For additional information related to the Company’s natural catastrophe PML information and definitions, see Business—Natural Catastrophe Probable Maximum Loss (PML) in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company’s single occurrence estimated net PML exposures (pre-tax and net of retrocession and reinstatement premiums) for certain selected peak industry natural catastrophe perils at January 1, 2016 were as follows (in millions of U.S. dollars):

		Single Occurrence Estimated Net PML Exposure
Zone	Peril	1-in-250 year PML	1-in-500 year PML (Earthquake Perils Only)
U.S. Southeast	Hurricane	$580	—
U.S. Northeast	Hurricane	701	—
U.S. Gulf Coast	Hurricane	596	—
Caribbean	Hurricane	180	—
Europe	Windstorm	461	—
Japan	Typhoon	195	—
California	Earthquake	553	$699
British Columbia	Earthquake	196	358
Japan	Earthquake	335	383
Australia	Earthquake	241	325
New Zealand	Earthquake	133	197
Critical Accounting Policies and Estimates
Critical Accounting Policies and Estimates of the Company at March 31, 2016 have not changed materially compared to December 31, 2015. The following discussion updates specific information related to the Company’s estimates for losses and loss expenses and life policy benefits and valuation of investments and funds held – directly managed, including certain derivative financial instruments. See Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s other critical accounting policies which are not specifically updated in this report given they have not changed materially compared to December 31, 2015.
Unpaid Losses and Loss Expenses
See Critical Accounting Policies and Estimates—Unpaid Losses and Loss Expenses in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the reserving methodologies employed by the Company, the principal reserving methods used for the reserving lines, the principal parameter assumptions underlying the methods and the main underlying factors upon which the estimates of reserving parameters are predicated.
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
During the three months ended March 31, 2016 and 2015, the Company reviewed its estimate for prior year losses for the Non-life segment (defined below in Results by Segment) and, in light of developing data, adjusted its ultimate loss ratios for prior accident years. The net prior year favorable loss development for each sub-segment of the Company’s Non-life segment for the three months ended March 31, 2016 and 2015 was as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Net Non-life prior year favorable loss development:
North America	$81	$82
Global (Non-U.S.) P&C	23	18
Global Specialty	69	110
Catastrophe	10	14
Total net Non-life prior year favorable loss development	$183	$224

The net Non-life prior year favorable loss development for the three months ended March 31, 2016 and 2015 was driven by the following factors (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Net Non-life prior year favorable (adverse) loss development:
Net prior year loss development due to changes in premiums(1)	$19	$(4)
Net prior year loss development due to all other factors(2)	164	228
Total net Non-life prior year favorable loss development	$183	$224

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
For a discussion of net prior year favorable loss development by Non-life sub-segment, see Results by Segment below. See Critical Accounting Policies and Estimates—Unpaid Losses and Loss Expenses in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information by reserving lines.
The gross reserves reported by cedants (case reserves), those estimated by the Company (ACRs and IBNR reserves) and the total gross, ceded and net loss reserves recorded at March 31, 2016 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Case reserves	ACRs	IBNR reserves	Total gross loss reserves	Ceded loss reserves	Total net loss reserves
North America	$884	$103	$2,243	$3,230	$(51)	$3,179
Global (Non-U.S.) P&C	1,178	10	913	2,101	(16)	2,085
Global Specialty	1,534	73	2,085	3,692	(96)	3,596
Catastrophe	184	29	95	308	(30)	278
Total Non-life reserves	$3,780	$215	$5,336	$9,331	$(193)	$9,138
The net loss reserves represent the Company’s best estimate of future losses and loss expense amounts based on the information available at March 31, 2016. Loss reserves rely upon estimates involving actuarial and statistical projections at a given time that reflect the Company’s expectations of the costs of the ultimate settlement and administration of claims. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. In the event that the business environment and social trends diverge from historical trends, the Company may have to adjust its loss reserves to amounts falling significantly outside its current estimate. These estimates are regularly reviewed and the ultimate liability may be in excess of, or less than, the amounts provided, for which any adjustments will be reflected in the period in which the need for an adjustment is determined.
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
The point estimates related to net loss reserves recorded by the Company and the range of actuarial estimates at March 31, 2016 for each Non-life sub-segment were as follows (in millions of U.S. dollars):

	Recorded Point Estimate	High	Low
Net Non-life sub-segment loss reserves:
North America	$3,179	$3,440	$2,605
Global (Non-U.S.) P&C	2,085	2,275	1,800
Global Specialty	3,596	4,016	2,995
Catastrophe	278	307	243

It is not appropriate to add together the ranges of each sub-segment in an effort to determine a high and low range around the Company’s total Non-life carried loss reserves.
Of the Company’s $9,138 million of net Non-life loss reserves at March 31, 2016, net loss reserves for accident years 2005 and prior of $547 million are guaranteed by Colisée Re, pursuant to the Reserve Agreement. The Company is not subject to any loss reserve variability associated with the guaranteed reserves. See Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Reserve Agreement.
Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts relate to the Company’s Life and Health segment, which predominantly includes:

•	reinsurance of longevity, subdivided into standard and non-standard annuities primarily written in the United Kingdom (U.K.);

•
mortality business, which includes death and disability covers (with various riders) primarily written in Continental Europe, term assurance and critical illness primarily written in the U.K. and Ireland, and guaranteed minimum death benefit (GMDB) business primarily written in Continental Europe; and

•
specialty accident and health business, including Health Maintenance Organizations (HMO) reinsurance, medical reinsurance and provider and employer excess of loss programs primarily written in the U.S.

The Company’s reserving practices begin with the categorization of the contracts written as short duration, long duration, or universal life business for U.S. GAAP reserving purposes. This categorization determines the Company’s reserving methodology. See Critical Accounting Policies and Estimates—Policy Benefits for Life and Annuity Contracts in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the reserving methodologies employed by the Company for its longevity, mortality and accident and health lines.
The Company’s gross and net reserves for life and health contracts by reserving line at March 31, 2016 were as follows (in millions of U.S. dollars):

	Case reserves	IBNR reserves	Reserves for future policy benefits	Total gross Life and Health reserves	Ceded reserves	Total net Life and Health reserves
Accident and Health	$8	$268	$—	$276	$(40)	$236
Longevity	1	105	364	470	(3)	467
Mortality	275	450	618	1,343		1,343
Total	$284	$823	$982	$2,089	$(43)	$2,046
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
Under the fair value hierarchy, Management uses certain assumptions and judgments to derive the fair value of its investments, particularly for those assets with significant unobservable inputs, commonly referred to as Level 3 assets. At March 31, 2016, the Company’s financial instruments that were measured at fair value and categorized as Level 3 were as follows (in millions of U.S. dollars):

March 31, 2016
Fixed maturities	$515
Equities	33
Other invested assets (including certain derivatives)	261
Funds held – directly managed account	10
Total	$819

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

Results of Operations—for the Three Months Ended March 31, 2016 and 2015
The following discussion of Results of Operations contains forward-looking statements based upon assumptions and expectations concerning the potential effect of future events that are subject to uncertainties. See Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete list of the Company’s risk factors. Any of these risk factors could cause actual results to differ materially from those reflected in such forward-looking statements.
The Company’s reporting currency is the U.S. dollar. The Company’s significant subsidiaries and branches have one of the following functional currencies: U.S. dollar, euro or Canadian dollar. As a significant portion of the Company’s operations is transacted in foreign currencies, fluctuations in foreign exchange rates may affect year over year comparisons. To the extent that fluctuations in foreign exchange rates affect comparisons, their impact has been quantified, when possible, and discussed in each of the relevant sections. See Note 2(m) to Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of translation of foreign currencies.
The foreign exchange fluctuations for the principal currencies in which the Company transacts business were as follows:

•	the U.S. dollar average exchange rate was stronger against most currencies in the three months ended March 31, 2016 compared to the same period of 2015; and

•	the U.S. dollar ending exchange rate weakened against most currencies, except the British pound, at March 31, 2016 compared to December 31, 2015.
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

The components of net income for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Underwriting result:
Non-life	$52	$161
Life and Health	11	11
Investment result:
Net investment income	103	105
Net realized and unrealized investment gains	167	116
Interest in losses of equity method investments(1)	(3)	(4)
Corporate and Other:
Other income(2)	1	3
Other expenses	(67)	(58)
Interest expense	(12)	(12)
Amortization of intangible assets(3)	(7)	(7)
Net foreign exchange gains	2	13
Income tax expense	(31)	(80)
Net income	$216	$248

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
Underwriting result is a measurement that the Company uses to manage and evaluate its Non-life and Life and Health segments, as it is a primary measure of underlying profitability for the Company’s core reinsurance operations, separate from the investment results. The Company believes that in order to enhance the understanding of its profitability, it is useful for users of its financial statements to evaluate the components of net income or loss separately and in the aggregate. Underwriting result should not be considered a substitute for net income or loss and does not reflect the overall profitability of the business, which is also impacted by investment results and other items.
The components of the underwriting result and combined ratio for the Non-life segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016		March 31, 2015
Current accident year technical result and ratio	$(53)	106.1%	$(11)	101.3%
Prior accident years technical result and ratio
Profit commissions in the North America agriculture line of business	(12)	1.4	—	—
Net favorable prior year loss development	183	(21.0)	224	(24.0)
Technical result and ratio, as reported	$118	86.5%	$213	77.3%
Other income	2	—	—	—
Other expenses	(68)	7.8	(52)	5.5
Underwriting result and combined ratio, as reported	$52	94.3%	$161	82.8%
The underwriting result for the Non-life segment decreased by $109 million (corresponding to an increase of 11.5% in the combined ratio), from $161 million (82.8% on the combined ratio) in the three months ended March 31, 2015 to $52 million (94.3% points on the combined ratio) in the same period of 2016 primarily due to:

•
The current accident year technical result—a decrease in the technical result (and corresponding increase in the technical ratio) which was primarily related to higher downward premium adjustments in the Global (Non-U.S.) P&C and Global

Specialty sub-segments and a shift in the mix of business in the North America sub-segment. These decreases were partially offset by a lower level of mid-sized loss activity.

•
Net favorable prior year loss development—a decrease of $41 million (an increase of 3.0 points in the technical ratio) from $224 million (24.0 points on the technical ratio) in the three months ended March 31, 2015 to $183 million (21.0 points on the technical ratio) in the same period of 2016. The decrease in net favorable prior year loss development was primarily driven by the Global Specialty sub-segment. The components of the net favorable prior year loss development are described in more detail in the discussion of individual sub-segments in Results by Segment below.

•
Other expenses—an increase of $16 million (a decrease of 2.3 points in the combined ratio) from $52 million (5.5 points on the combined ratio) in the three months ended March 31, 2015 to $68 million (7.8 points on the combined ratio) in the same period of 2016, primarily as a result of the vesting of stock-based awards, as discussed in Executive Overview above.

•
Profit commissions in the North America agriculture line of business—a decline in the technical result of $12 million (and a corresponding increase in the technical ratio of 1.4%) in the three months ended March 31, 2016 compared to the same period of 2015 as a result of profit commission adjustments related to net favorable prior year loss development on the 2015 crop year in the North America sub-segment.

The underwriting result for the Life and Health segment, which does not include allocated investment income, of $11 million in the three months ended March 31, 2016 was comparable to the same period of 2016. See Results by Segment below.
Net investment income decreased by $2 million, from $105 million in the three months ended March 31, 2015 to $103 million in the same period of 2016. The decrease in net investment income was primarily attributable to lower dividend income from the equity portfolio following certain asset reallocations from equities to fixed income and the strengthening of the U.S. dollar against most major currencies, partially offset by a modest increase in income from fixed maturities. See Corporate and Other – Net Investment Income below for more details.
Net realized and unrealized investment gains increased by $51 million, from $116 million in the three months ended March 31, 2015 to $167 million in the same period of 2016. The net realized and unrealized investment gains of $167 million in the three months ended March 31, 2016 were primarily due to decreases in U.S. and European risk-free interest rates, which were partially offset by losses on treasury note futures. See Corporate and Other—Net Realized and Unrealized Investment Gains below for more details.
Other expenses included in Corporate and Other increased by $9 million, from $58 million in the three months ended March 31, 2015 to $67 million in the same period of 2016. The increase was primarily due to higher transaction costs related to the Merger in the three months ended March 31, 2016 compared to the costs related to the terminated Amalgamation Agreement with AXIS in the same period of 2015.
Interest expense in the three months ended March 31, 2016 was comparable to the same period of 2015.
Net foreign exchange gains decreased by $11 million, from $13 million in the three months ended March 31, 2015 to $2 million in the same period of 2016. The net foreign exchange gains of $2 million in the three months ended March 31, 2016 resulted primarily from differences in forward points embedded in the Company’s hedges, partially offset by the impact of certain unhedged investment portfolios. The Company hedges a significant portion of its currency risk exposure as discussed in Quantitative and Qualitative Disclosures about Market Risk in Item 3 of Part I of this report.
Income tax expense decreased by $49 million, from $80 million in the three months ended March 31, 2015 to $31 million in the same period of 2016, primarily reflecting the geographical distribution of the Company’s pre-tax net income between its taxable and non-taxable jurisdictions and lower pre-tax net income. See Corporate and Other—Income Taxes below for more details.
Results by Segment
The Company monitors the performance of its operations in three segments, Non-life, Life and Health and Corporate and Other. The Non-life segment is further divided into four sub-segments, North America, Global (Non-U.S.) Property and Casualty (Global (Non-U.S.) P&C), Global Specialty and Catastrophe. Segments and sub-segments represent markets that are reasonably homogeneous in terms of geography, client types, buying patterns, underlying risk patterns and approach to risk management. See the description of the Company’s segments and sub-segments as well as a discussion of how the Company measures its segment results in Note 21 to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2015 and in Note 9 to Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.
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
The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Gross premiums written	$494	$473
Net premiums written	481	471
Net premiums earned	$352	$339
Losses and loss expenses	(199)	(172)
Acquisition costs	(107)	(93)
Technical result (1)	$46	$74
Loss ratio (2)	56.5%	50.7%
Acquisition ratio (3)	30.4	27.5
Technical ratio (4)	86.9%	78.2%

(1)	Technical result is defined as net premiums earned less losses and loss expenses and acquisition costs.

(2)	Loss ratio is obtained by dividing losses and loss expenses by net premiums earned.

(3)	Acquisition ratio is obtained by dividing acquisition costs by net premiums earned.

(4)	Technical ratio is defined as the sum of the loss ratio and the acquisition ratio.
Premiums
The North America sub-segment represented 32% and 28% of total net premiums written in the three months ended March 31, 2016 and 2015, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$168	35%	$98	28%	$141	30%	$65	19%
Casualty	163	34	140	40	163	35	143	42
Credit/Surety	26	5	21	6	30	7	25	8
Motor	14	3	15	4	20	4	20	6
Multiline	46	10	34	10	49	10	31	9
Property	49	10	32	9	62	13	51	15
Other	15	3	12	3	6	1	4	1
Total	$481	100%	$352	100%	$471	100%	$339	100%

Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2016 compared to the same period of 2015 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Increase in original currency	5%	3%	4%
Foreign exchange effect	(1)	(1)	—
Increase as reported in U.S. dollars	4%	2%	4%
Gross and net premiums written and net premiums earned increased by 5%, 3% and 4% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2016 compared to the same period of 2015. The increase in gross premiums written was primarily driven by the timing of renewals in the agriculture and casualty lines of business and new business written in the casualty and structured property lines of business. These increases were partially offset by cancellations, higher downward prior year premium adjustments and renewal changes in the casualty, property and agriculture lines of business. The increases in net premiums written and earned were driven by the same factors as the increase in gross premiums written, partially offset by higher premiums ceded in the credit/surety line of business. Notwithstanding the competitive conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016		March 31, 2015
Current accident year technical result and ratio	$(23)	106.4%	$(8)	102.5%
Prior accident years technical result and ratio
Profit commissions in the agriculture line of business	(12)	3.4	—	—
Net favorable prior year loss development	81	(22.9)	82	(24.3)
Technical result and ratio, as reported	$46	86.9%	$74	78.2%

The decrease of $28 million in the technical result (and the corresponding increase of 8.7 points in the technical ratio) in the three months ended March 31, 2016 compared to the same period of 2015 was primarily attributable to:

•
The current accident year technical result—a decline in the technical result (and corresponding increase in the technical ratio) primarily due to a change in the mix of business to lines that carry a higher technical ratio and normal fluctuations in profitability between periods.

•
Profit commissions in the agriculture line of business—a decline in the technical result of $12 million (and a corresponding increase in the technical ratio of 3.4%) in the three months ended March 31, 2016 compared to the same period of 2015 as a result of profit commission adjustments related to net favorable prior year loss development from the 2015 crop year.

Net favorable prior year loss development of $81 million (22.9 points on the technical ratio) in the three months ended March 31, 2016 was comparable to the same period of 2015. The net favorable loss development for prior accident years in the three months ended March 31, 2016 was driven by most lines of business, predominantly the casualty and agriculture lines. The net favorable loss development for prior accident years in the three months ended March 31, 2015 was driven by most lines of business, predominantly the casualty line.
Global (Non-U.S.) P&C
The Global (Non-U.S.) P&C sub-segment is composed of short-tail business, in the form of property and proportional motor business, that represented approximately 77% of net premiums written in the three months ended March 31, 2016 and 2015 and long-tail business, in the form of casualty and non-proportional motor business, that represented the balance of net premiums written.

The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Gross premiums written	$274	$334
Net premiums written	269	331
Net premiums earned	$150	$174
Losses and loss expenses	(123)	(119)
Acquisition costs	(47)	(52)
Technical result	$(20)	$3
Loss ratio	82.1%	68.4%
Acquisition ratio	31.1	30.1
Technical ratio	113.2%	98.5%
Premiums
The Global (Non-U.S.) P&C sub-segment represented 18% and 20% of total net premiums written in the three months ended March 31, 2016 and 2015, respectively. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Casualty	$25	9%	$13	9%	$33	10%	$15	9%
Motor	90	33	61	40	120	36	70	40
Property	154	58	76	51	178	54	89	51
Total	$269	100%	$150	100%	$331	100%	$174	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2016 compared to the same period of 2015 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(11)%	(11)%	(7)%
Foreign exchange effect	(7)	(8)	(7)
Decrease as reported in U.S. dollars	(18)%	(19)%	(14)%
Gross and net premiums written decreased by 11% and net premiums earned decreased by 7% on a constant foreign exchange basis in the three months ended March 31, 2016 compared to the same period of 2015. The decreases in gross and net premiums written on a constant foreign exchange basis resulted primarily from higher downward prior year premium adjustments, cancellations and reduced participations in the motor line of business. The decrease in net premiums earned was driven by the same factors as the decrease in gross and net premiums written, partially offset by the earning of new property and motor business written in 2015. Notwithstanding the continued competitive conditions in most markets, the Company was able to write business that met its portfolio objectives.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016		March 31, 2015

Current accident year technical result and ratio	$(43)	128.7%	$(15)	108.9%
Prior accident years technical result and ratio
Net favorable prior year loss development	23	(15.5)	18	(10.4)
Technical result and ratio, as reported	$(20)	113.2%	$3	98.5%
The decrease of $23 million in the technical result (and the corresponding increase of 14.7 points in the technical ratio) in the three months ended March 31, 2016 compared to the same period of 2015 was primarily attributable to:

•
The current accident year technical result—a decline in the technical result (and corresponding increase in the technical ratio) primarily due to higher downward prior year premium adjustments, a higher level of mid-sized loss activity and normal fluctuations in profitability between periods.

This factor driving the decrease in the technical result in the three months ended March 31, 2016 compared to the same period of 2015 was partially offset by:

•
Net favorable prior year loss development—an increase of $5 million (decrease of 5.1 points in the technical ratio) from $18 million (10.4 points on the technical ratio) in the three months ended March 31, 2015 to $23 million (15.5 points on the technical ratio) in the same period of 2016. The net favorable loss development for prior accident years in the three months ended March 31, 2016 was driven by all lines of business, with the motor and property lines being the most pronounced. The net favorable loss development for prior accident years in the three months ended March 31, 2015 was driven by most lines of business, with the property line being the most pronounced.

Global Specialty
The Global Specialty sub-segment is primarily comprised of lines of business that are considered to be either short, medium or long-tail. The short-tail lines consist of agriculture, energy and specialty property. Aviation/space, credit/surety, engineering, marine and multiline are considered to have a medium tail, while specialty casualty is considered to be long-tail.
The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Gross premiums written	$398	$427
Net premiums written	333	362
Net premiums earned	$322	$365
Losses and loss expenses	(184)	(170)
Acquisition costs	(90)	(93)
Technical result	$48	$102
Loss ratio	57.2%	46.7%
Acquisition ratio	27.8	25.4
Technical ratio	85.0%	72.1%
Premiums
The Global Specialty sub-segment represented 22% of total net premiums written in the three months ended March 31, 2016 and 2015. The net premiums written and net premiums earned by line of business for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Agriculture	$35	10%	$20	6%	$53	15%	$32	9%
Aviation/Space	32	10	43	13	39	11	51	14
Credit/Surety	67	20	51	16	59	16	55	15
Energy	16	5	14	4	17	4	20	5
Engineering	37	11	34	11	39	11	42	12
Marine	40	12	49	15	40	11	50	14
Multiline	36	11	40	12	44	12	34	9
Specialty casualty	46	14	31	10	40	11	36	10
Specialty property	24	7	40	13	31	9	45	12
Total	$333	100%	$322	100%	$362	100%	$365	100%
Business reported in this sub-segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2016 compared to the same period of 2015 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(2)%	(3)%	(8)%
Foreign exchange effect	(5)	(5)	(4)
Decrease as reported in U.S. dollars	(7)%	(8)%	(12)%
Gross and net premiums written and net premiums earned decreased by 2%, 3% and 8% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2016 compared to the same period of 2015. The decreases in gross and net premiums written on a constant foreign exchange basis were mainly driven by cancellations, reduced participations and higher downward prior year premium adjustments. These decreases were partially offset by new business written in all lines of business and a timing difference related to a significant treaty in the specialty casualty line of business. The decrease in net premiums earned was higher than the decreases in gross and net premiums written mainly as a result of net premiums earned reflecting the lower premiums that were written during 2015. Notwithstanding the diverse conditions prevailing in various markets within this sub-segment, the Company was able to write business that met its portfolio objectives.
Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016		March 31, 2015
Current accident year technical result and ratio	$(21)	106.4%	$(8)	102.1%
Prior accident years technical result and ratio
Net favorable prior year loss development	69	(21.4)	110	(30.0)
Technical result and ratio, as reported	$48	85.0%	$102	72.1%
The decrease of $54 million in the technical result (and the corresponding increase of 12.9 points in the technical ratio) in the three months ended March 31, 2016 compared to the same period of 2015 was primarily attributable to:

•
Net favorable prior year loss development—a decrease of $41 million (increase of 8.6 points in the technical ratio) from $110 million (30.0 points on the technical ratio) in the three months ended March 31, 2015 to $69 million (21.4 points on the technical ratio) in the same period of 2016. The net favorable loss development for prior accident years in the three months ended March 31, 2016 was driven by most lines of business, primarily the specialty casualty and credit/surety lines. The net favorable loss development for prior accident years in the three months ended March 31, 2015 was driven by most lines of business, primarily the marine, specialty casualty, aviation/space and credit/surety lines.

•
The current accident year technical result—a deterioration in the technical result (and a corresponding increase in the technical ratio) mainly due to higher downward prior year premium adjustments, an increase in the acquisition cost ratio, driven by higher profit commission adjustments and timing differences, and normal fluctuations in profitability between periods. These decreases were partially offset by a lower level of mid-sized loss activity.
Catastrophe
The Catastrophe sub-segment writes business predominantly on a non-proportional basis and is exposed to volatility resulting from catastrophic losses. The varying amounts of catastrophic losses from period to period can significantly impact the technical result and ratio of this sub-segment and affect period over period comparisons and, as a result, profitability in any one quarter is not necessarily predictive of future profitability. The sub-segment’s results for both the three months ended March 31, 2016 and 2015 included no catastrophic loss activity.
The components of the technical result and the corresponding ratios for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Gross premiums written	$170	$191
Net premiums written	141	176
Net premiums earned	$48	$58
Losses and loss expenses	(3)	(20)
Acquisition costs	(1)	(4)
Technical result	$44	$34
Loss ratio	7.2%	33.7%
Acquisition ratio	3.1	7.0
Technical ratio	10.3%	40.7%
Premiums
The Catastrophe sub-segment represented 10% and 11% of total net premiums written in the three months ended March 31, 2016 and 2015, respectively.
Business reported in this sub-segment is, to an extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2016 compared to the same period of 2015 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(7)%	(16)%	(11)%
Foreign exchange effect	(3)	(4)	(6)
Decrease as reported in U.S. dollars	(10)%	(20)%	(17)%
Gross and net premiums written and net premiums earned decreased by 7%, 16% and 11% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2016 compared to the same period of 2015. The decrease in gross premiums written was primarily due to the timing of renewals, cancellations and non-renewals, and was partially offset by new business written. The decrease in net premiums written and earned was driven by the same factors as well as higher premiums ceded under the Company’s retrocessional programs.

Technical result and technical ratio
The components of the technical result and ratio for this sub-segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016		March 31, 2015
Current accident year technical result and ratio	$34	32.3%	$20	65.0%
Prior accident years technical result and ratio
Net favorable prior year loss development	10	(22.0)	14	(24.3)
Technical result and ratio, as reported	$44	10.3%	$34	40.7%
The increase of $10 million in the technical result (and the corresponding decrease of 30.4 points in the technical ratio) in the three months ended March 31, 2016 compared to the same period of 2015 was primarily attributable to:

•
The current accident year technical result—an increase in the technical result (and corresponding decrease in the technical ratio) primarily due to a lower level of mid-sized loss activity and normal fluctuations in profitability between periods.

This factor driving the increase in the technical result and a decrease in the technical ratio in the three months ended March 31, 2016 compared to the same period of 2015 was partially offset by:

•
Net favorable prior year loss development—a decrease of $4 million (increase of 2.3 points in the technical ratio) from $14 million (24.3 points on the technical ratio) in the three months ended March 31, 2015 to $10 million (22.0 points on the technical ratio) in the same period of 2016. The net favorable loss development for prior accident years in the three months ended March 31, 2016 and 2015 was primarily due to net favorable loss emergence.

Life and Health Segment
The Company’s Life and Health segment includes the mortality, longevity and accident and health lines of business written primarily in the U.K., Ireland and France and accident and health business written in the U.S.
The components of the allocated underwriting result for this segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Gross premiums written	$293	$324
Net premiums written	277	313
Net premiums earned	$270	$299
Life policy benefits	(205)	(240)
Acquisition costs	(38)	(34)
Technical result	$27	$25
Other income	2	1
Other expenses	(18)	(15)
Net investment income	13	14
Allocated underwriting result (1)	$24	$25

(1) Allocated underwriting result is defined as net premiums earned, other income or loss and allocated net investment income less life policy benefits, acquisition costs and other expenses.
Premiums
The Life and Health segment represented 18% and 19% of total net premiums written in the three months ended March 31, 2016 and 2015, respectively. The net premiums written and net premiums earned by line of business for this segment for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended March 31, 2016				For the three months ended March 31, 2015
	Net premiums written		Net premiums earned		Net premiums written		Net premiums earned
Accident and Health	$77	28%	$78	29%	$84	27%	$85	28%
Longevity	70	25	70	26	69	22	69	23
Mortality	130	47	122	45	160	51	145	49
Total	$277	100%	$270	100%	$313	100%	$299	100%
Business reported in this segment is, to a significant extent, originally denominated in foreign currencies and is reported in U.S. dollars. The U.S. dollar can fluctuate significantly against other currencies and this should be considered when making period to period comparisons. The effect of foreign exchange fluctuations, described in the Results of Operations above, on gross and net premiums written and net premiums earned in the three months ended March 31, 2016 compared to the same period of 2015 was as follows:

	Gross premiums written	Net premiums written	Net premiums earned
Decrease in original currency	(5)%	(7)%	(5)%
Foreign exchange effect	(5)	(5)	(5)
Decrease as reported in U.S. dollars	(10)%	(12)%	(10)%
Gross and net premiums written and net premiums earned decreased by 5%, 7% and 5% on a constant foreign exchange basis, respectively, in the three months ended March 31, 2016 compared to the same period of 2015. The decreases in gross and net premiums written and net premiums earned were driven by the mortality and accident and health lines of business. The decrease in the mortality line of business resulted from downward prior year premium adjustments on a significant contract and non-renewals of certain treaties, partially offset by new business written. The decrease in the accident and health line was primarily driven by continued competitive market conditions and increased cedant retentions.
Allocated underwriting result
The allocated underwriting result of $24 million in the three months ended March 31, 2016 was comparable to the same period of 2015. The allocated underwriting result in the three months ended March 31, 2016 included a higher level of other expenses driven by the vesting of stock-based awards related to the Merger, which was almost entirely offset by a modestly higher level of favorable prior year loss development and modestly higher other income.
The net favorable prior year loss development increased modestly from $14 million in the three months ended March 31, 2015 to $15 million in the three months ended March 31, 2016. The net favorable prior year loss development of $15 million during the three months ended March 31, 2016 was primarily related to the Health business, the GMDB business, driven mainly by updated lapse assumptions, and the short-term mortality business. The net favorable prior year loss development of $14 million during the three months ended March 31, 2015 was primarily related to the Health business, improvements in the capital markets which had a positive impact on the GMDB business, and the short-term mortality business.

Premium Distribution by Line of Business
The distribution of net premiums written by line of business for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Non-life
Property and casualty
Casualty	13%	12%
Motor	7	8
Multiline and other	6	6
Property	14	15
Specialty
Agriculture	13	12
Aviation / Space	2	2
Catastrophe	10	11
Credit / Surety	6	5
Energy	1	1
Engineering	2	2
Marine	3	2
Specialty casualty	3	3
Specialty property	2	2
Life and Health	18	19
Total	100%	100%
The changes in the distribution of net premiums written by line of business between the three months ended March 31, 2016 and the same period of 2015 reflected the Company’s response to existing market conditions and may also be affected by the timing of renewals of treaties, a change in treaty structure, premium adjustments reported by cedants and significant increases or decreases in other lines of business. In addition, foreign exchange fluctuations affected the comparison for all lines.
The distribution of net premiums written by line of business in the three months ended March 31, 2016 was comparable to the same period of 2015.
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
The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Non-life segment
Proportional	48%	47%
Non-proportional	28	28
Facultative	6	6
Life and Health segment
Proportional	17	17
Non-proportional	1	2
Total	100%	100%

The distribution of gross premiums written by reinsurance type is affected by changes in the allocation of capacity among lines of business, the timing of receipt by the Company of cedant accounts and premium adjustments reported by cedants. In addition, foreign exchange fluctuations affected the comparison for all treaty types.
The distribution of gross premiums written by reinsurance type for the three months ended March 31, 2016 was comparable to the same period of 2015.
Premium Distribution by Geographic Region
The geographic distribution of gross premiums written based on the location of the underlying risk for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Asia, Australia and New Zealand	9%	10%
Europe	40	43
Latin America, Caribbean and Africa	9	9
North America	42	38
Total	100%	100%
The decrease in the relative distribution of gross premiums written in Europe during the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to the impact of the strengthening of the U.S. dollar against the euro and the increase in gross premiums written in North America. The increase in gross premiums written in North America was driven by the timing of renewals in the agriculture and casualty lines of business and new business written in the casualty and structured property lines of business, as discussed in the North America sub-segment above.
Premium Distribution by Production Source
The Company generates its gross premiums written both through brokers and through direct relationships with cedants. The percentage of gross premiums written by production source for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Broker	72%	69%
Direct	28	31
Total	100%	100%
The percentage of gross premiums written through brokers in the three months ended March 31, 2016 increased compared to the same period of 2015 due to an increase in gross premiums written in the North America sub-segment both on an absolute and relative basis, as discussed above, and which is primarily written through brokers.
Corporate and Other
Corporate and Other is comprised of the Company’s investment and corporate activities, including other expenses.

Net Investment Income
Net investment income by asset source for the three months ended March 31, 2016 and 2015 was as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Fixed maturities	$104	$103
Equities	2	6
Funds held and other	7	5
Funds held – directly managed	3	3
Investment expenses	(13)	(12)
Net investment income	$103	$105
Because of the interest-sensitive nature of some of the Company’s life products, net investment income is considered in Management’s assessment of the profitability of the Life and Health segment (see Life and Health segment above). The above table and the following discussion includes net investment income from all investment activities, including the net investment income allocated to the Life and Health segment.
Net investment income decreased in the three months ended March 31, 2016 compared to the same period of 2015 due to:

•	lower dividend income from the equity portfolio following certain asset reallocations from equities to fixed income; and

•	the strengthening of the U.S. dollar against most major currencies, which resulted in a 3% decrease in net investment income; partially offset by

•
an increase in net investment income from fixed maturities primarily due to a negative adjustment recorded in the three months ended March 31, 2015 related to an increase in the U.S. Consumer Price Index which impacted the Company’s Treasury Inflation-Protected Securities portfolio.

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
The components of net realized and unrealized investment gains for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Net realized investment (losses) gains on fixed maturities and short-term investments	$(4)	$52
Net realized investment gains on equities	10	20
Net realized investment losses on other invested assets	(33)	(8)
Change in net unrealized investment gains (losses) on other invested assets	3	(21)
Change in net unrealized investment gains on fixed maturities and short-term investments	212	77
Change in net unrealized investment losses on equities	(27)	(7)
Net realized and unrealized investment gains on funds held – directly managed	6	3
Net realized and unrealized investment gains	$167	$116
Net realized and unrealized investment gains increased by $51 million, from $116 million in the three months ended March 31, 2015 to $167 million in the same period of 2016. The net realized and unrealized investment gains of $167 million in the three months ended March 31, 2016 were primarily due to decreases in U.S. and European risk-free interest rates, which were partially offset by losses on treasury note futures. Net realized and unrealized investment gains of $116 million in the three months ended March 31, 2015 were primarily due to decreases in U.S. and European risk-free interest rates and modest improvements in equity markets, which were partially offset by losses on treasury note futures.
Net realized losses and the change in net unrealized investment losses on other invested assets were a combined loss of $30 million in the three months ended March 31, 2016 primarily related to treasury note futures, partially offset by realized and unrealized gains on to-be-announced mortgage-backed securities (TBAs). The combined loss of $29 million for the same period of 2015 primarily related to treasury note futures.
Other Expenses
The Company’s total other expenses for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Other expenses, as reported	$153	$125
Transaction related costs	(66)	(31)
Other expenses, as adjusted for transaction related costs	87	94
Other expenses, as adjusted, as a % of total net premiums earned (Non-life and Life and Health)	7.6%	7.6%
Other expenses increased by $28 million, or 23%, from $125 million in the three months ended March 31, 2015 to $153 million in the same period of 2016 primarily due to higher transaction related costs associated with the Merger in the three months ended March 31, 2016 compared to costs related to the terminated Amalgamation Agreement with AXIS in the same period in 2015, as described in Executive Overview above. After adjusting for transaction related costs, other expenses decreased by $7 million, from $94 million in the three months ended March 31, 2015 to $87 million in the same period of 2016 due to lower personnel costs.
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
The Company’s income tax expense and effective income tax rate for the three months ended March 31, 2016 and 2015 were as follows (in millions of U.S. dollars):

	For the three months ended
	March 31, 2016	March 31, 2015
Income tax expense	$31	$80
Effective income tax rate	12.6%	24.3%
Income tax expense and the effective income tax rate during the three months ended March 31, 2016 were $31 million and 12.6%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2016 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate reflect a relatively even distribution of the pre-tax income between the Company’s taxable and non-taxable jurisdictions. The Company’s pre-tax net income recorded in taxable jurisdictions was driven by net realized and unrealized investment gains, strong net favorable prior year loss development and a release of an uncertain tax position following agreement with the local tax authority. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of large catastrophic losses and strong net favorable prior year loss development, which were partially offset by transaction related costs.
Income tax expense and the effective income tax rate during the three months ended March 31, 2015 were $80 million and 24.3%, respectively. Income tax expense and the effective income tax rate during the three months ended March 31, 2015 were primarily driven by the geographic distribution of the Company’s pre-tax net income between its various taxable and non-taxable jurisdictions. Specifically, the income tax expense and the effective income tax rate reflect approximately half of the Company’s pre-tax net income being recorded in its taxable jurisdictions. The Company’s pre-tax net income recorded in taxable jurisdictions was driven by net realized and unrealized investment gains, foreign exchange gains and strong net favorable prior year loss development. The Company’s pre-tax net income recorded in non-taxable jurisdictions and jurisdictions with comparatively lower tax rates was driven by the absence of large catastrophic losses, strong net favorable prior year loss development and costs related to the terminated Amalgamation Agreement with AXIS.
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
Investments
Investment philosophy
The Company employs a prudent investment philosophy. It maintains a high quality, well balanced and liquid portfolio having the dual objectives of optimizing current investment income and achieving capital appreciation. The Company’s invested assets are comprised of total investments, cash and cash equivalents and accrued investment income. From a risk management perspective, the Company allocates its invested assets into two categories: liability funds and capital funds. For additional information on the Company’s capital and liability funds, see Financial Condition, Liquidity and Capital Resources—Investments in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company’s total invested assets (including funds held – directly managed and net receivable/payable for securities sold/purchased) at March 31, 2016 and December 31, 2015 were split between liability and capital funds as follows (in millions of U.S. dollars):

	March 31, 2016	% of Total Invested Assets	December 31, 2015	% of Total Invested Assets
Liability funds	$9,096	55%	$9,043	55%
Capital funds	7,331	45	7,297	45
Total invested assets	$16,427	100%	$16,340	100%
The increase of $87 million in total invested assets at March 31, 2016 compared to December 31, 2015 was primarily related to decreases in U.S. and European risk-free interest rates and the impact of the weakening of the U.S. dollar against most major currencies. These increases in total invested assets were partially offset by cash outflows from the investment portfolio into cash to fund certain real estate and third party fund asset purchases that are expected to be completed in the second quarter of 2016, and the payment of the Special Dividend upon closing of the Merger on March 18, 2016.
The liability funds were comprised of cash and cash equivalents, accrued investment income and high quality fixed income securities. The increase in the liability funds at March 31, 2016 compared to December 31, 2015 was primarily driven by the impact of the weakening of the U.S. dollar against most major currencies, which increased the Company’s unpaid losses and loss expenses and policy benefits for life and annuity contracts and net reinsurance assets.
The capital funds were generally comprised of accrued investment income, investment grade and below investment grade fixed maturity securities, preferred and common stocks, private placement equity and bond investments, and certain other specialty asset classes. The increase in the capital funds at March 31, 2016 compared to December 31, 2015 was primarily driven by the same factors as the increase in total invested assets. At March 31, 2016, approximately 75% of the capital funds were invested in cash and cash equivalents and investment grade fixed income securities.

Overview
Total investments and cash and cash equivalents (excluding the funds held – directly managed account) were $15.6 billion at March 31, 2016 compared to $15.9 billion at December 31, 2015. The major factors contributing to the decrease in the three months ended March 31, 2016 were:

•	an increase in the net receivable for securities sold of $421 million;

•	dividend payments on common and preferred shares totaling $201 million, including the payment of the Special Dividend;

•	settlement of certain share-based awards by the Company of $75 million upon the closing of the Merger; and

•	various other factors which net to approximately $8 million; partially offset by

•
net realized and unrealized gains related to the investment portfolio of $161 million, primarily resulting from an increase in the fixed maturity and short-term investment portfolios of $208 million, reflecting decreases in U.S. and European risk-free interest rates, partially offset by a decrease in other invested assets of $30 million, primarily driven by losses on treasury note futures (see discussion related to duration below) and a decrease in the equity portfolio of $17 million;

•	the impact of foreign exchange of $123 million due to the weakening of the U.S. dollar against most major currencies; and

•	net cash provided by operating activities of $92 million.
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
At March 31, 2016, approximately 94% of the Company’s fixed maturity and short-term investments, which includes fixed income type mutual funds, were publicly traded and approximately 93% were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the Company’s fixed maturities and short-term investments (which includes fixed income type mutual funds) at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
Average credit quality	A		A
Average yield to maturity	2.4%		2.9%
Expected average duration	4.0	years	3.6	years
The average credit quality of fixed maturities and short-term investments at March 31, 2016 was comparable to December 31, 2015.
The decrease in the average yield to maturity of fixed maturities and short-term investments at March 31, 2016 compared to December 31, 2015 was primarily due to decreases in U.S. and European risk-free interest rates.
The expected average duration of fixed maturities and short-term investments increased from 3.6 years at December 31, 2015 to 4.0 years at March 31, 2016, primarily due to an increase in the measured duration of the underlying reinsurance liabilities. For the purposes of managing portfolio duration, the Company uses exchange traded treasury note futures. The use of treasury note futures reduced the expected average duration of the investment portfolio from 4.1 years to 4.0 years at March 31, 2016, and reflects the Company’s decision to continue to hedge against potential further rises in risk-free interest rates.
The Company’s investment portfolio generated a total accounting return (calculated based on the carrying value of all investments in local currency) of 1.8% in the three months ended March 31, 2016, compared to 1.4% in the same period of 2015. The total accounting return in the three months ended March 31, 2016 and 2015 was primarily due to decreases in U.S. and European risk-free interest rates.

The cost, fair value and credit ratings of the Company’s fixed maturities, short-term investments and equities classified as trading at March 31, 2016 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2016	Cost (1)	Fair Value	AAA	AA	A	BBB	Below investment grade/ Unrated
Fixed maturities
U.S. government	$2,651	$2,690	$—	$2,690	$—	$—	$—
U.S. government sponsored enterprises	104	105	—	105	—	—	—
U.S. states, territories and municipalities	734	780	153	455	—	—	172
Non-U.S. sovereign government, supranational and government related	1,116	1,197	563	509	125	—	—
Corporate	4,817	4,978	126	289	1,739	2,589	235
Asset-backed securities	1,034	1,032	327	153	124	—	428
Residential mortgage-backed securities	2,165	2,190	305	1,853	19	1	12
Other mortgage-backed securities	48	48	13	15	18	—	2
Fixed maturities	$12,669	$13,020	$1,487	$6,069	$2,025	$2,590	$849
Short-term investments	33	34	1	29	—	3	1
Total fixed maturities and short-term investments	$12,702	$13,054	$1,488	$6,098	$2,025	$2,593	$850
Equities	327	324
Total	$13,029	$13,378
% of Total fixed maturities and short-term investments			11%	47%	15%	20%	7%

(1)	Cost is amortized cost for fixed maturities and short-term investments and cost for equity securities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
The decrease of $0.4 billion in the fair value of the Company’s fixed maturities and short-term investments from $13.5 billion at December 31, 2015 to $13.1 billion at March 31, 2016 primarily reflects cash outflows from the investment portfolio into cash to fund certain real estate and third party fund asset purchases that are expected to be completed in the second quarter of 2016, and the payment of the Special Dividend upon closing of the Merger on March 18, 2016. These cash outflows were partially offset by the impact of decreases in U.S. and European risk-free interest rates, net investment income and the weakening of the U.S. dollar against most major currencies. At March 31, 2016, the distribution of the fixed maturity portfolio is comparable to December 31, 2015.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At March 31, 2016, 87% of this category was rated AA with the remaining 13%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.
The U.S. states, territories and municipalities category includes obligations of U.S. states, territories or counties.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations at March 31, 2016 were as follows (in millions of U.S. dollars):

	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	Credit Rating (1)
March 31, 2016					AAA	AA	A	BBB	Below investment grade /Unrated
Non-European Union
Canada	$127	$—	$315	$442	$164	$153	$125	$—	$—
Singapore	107	—	—	107	107	—	—	—	—
Israel	22	—	—	22	—	22	—	—	—
All Other	15	—	—	15	—	15	—	—	—
Total Non-European Union	$271	$—	$315	$586	$271	$190	$125	$—	$—
European Union
Germany	$143	$—	$—	$143	$143	$—	$—	$—	$—
Netherlands	118	—	—	118	118	—	—	—	—
France	111	—	—	111	—	111	—	—	—
Belgium	87	—	—	87	—	87	—	—	—
Supranational	—	83	—	83	31	52	—	—	—
Austria	65	—	—	65	—	65	—	—	—
All Other	4	—	—	4	—	4	—	—	—
Total European Union	$528	$83	$—	$611	$292	$319	$—	$—	$—
Total	$799	$83	$315	$1,197	$563	$509	$125	$—	$—
% of Total	67%	7%	26%	100%	47%	43%	10%	—%	—%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At March 31, 2016, the Company did not have any investments in securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain) or in securities issued by the Russian Federation.

Corporate bonds are comprised of obligations of U.S. and foreign corporations. The fair values of corporate bonds issued by U.S. and foreign corporations by economic sector at March 31, 2016 were as follows (in millions of U.S. dollars):

March 31, 2016	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$575	$423	$998	20%
Consumer noncyclical	535	201	736	15
Utilities	259	353	612	12
Communications	294	217	511	10
Industrials	313	143	456	9
Consumer cyclical	309	120	429	9
Energy	235	132	367	7
Insurance	238	68	306	6
Technology	125	—	125	3
Basic materials	61	60	121	3
Real estate investment trusts	105	11	116	2
Catastrophe bonds	—	100	100	2
Government guaranteed corporate debt	—	50	50	1
All Other	34	17	51	1
Total	$3,083	$1,895	$4,978	100%
% of Total	62%	38%	100%
At March 31, 2016, other than the U.S., no other country accounted for more than 10% of the Company’s corporate bonds.
At March 31, 2016, the ten largest issuers accounted for 15% of the corporate bonds held by the Company (5% of total investments and cash) and no single issuer accounted for more than 3% of total corporate bonds (1% of total investments and cash).
Within the finance sector, 98% of corporate bonds were rated investment grade and 40% were rated A- or better at March 31, 2016.
At March 31, 2016, the fair value of the Company’s corporate bond portfolio issued by companies in the European Union was as follows (in millions of U.S. dollars):

March 31, 2016	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
United Kingdom	$—	$118	$354	$472
Netherlands	—	63	189	252
France	—	25	145	170
Spain	—	11	103	114
Italy	—	19	76	95
Germany	50	8	19	77
Ireland	—	31	37	68
Luxembourg	—	—	48	48
All Other	—	21	64	85
Total	$50	$296	$1,035	$1,381
% of Total	4%	21%	75%	100%
At March 31, 2016, the Company did not hold any government guaranteed corporate debt issued in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) or the Russian Federation and held less than $61 million in total finance sector corporate bonds issued by companies in those countries.

Asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities include U.S. and non-U.S. originations. The fair value and credit ratings of asset-backed securities, residential mortgage-backed securities and other mortgage-backed securities at March 31, 2016 were as follows (in millions of U.S. dollars):

	Credit Rating (1)
March 31, 2016	GNMA (2)	GSEs (3)	AAA	AA	A	BBB	Below investment grade / Unrated	Fair Value
Asset-backed securities
U.S.	$—	$—	$139	$109	$85	$—	$390	$723
Non-U.S.	—	—	188	44	39	—	38	309
Asset-backed securities	$—	$—	$327	$153	$124	$—	$428	$1,032
Residential mortgage-backed securities
U.S.	$404	$1,413	$6	$—	$—	$—	$12	$1,835
Non-U.S.	—	—	299	36	19	1	—	355
Residential mortgage-backed securities	$404	$1,413	$305	$36	$19	$1	$12	$2,190
Other mortgage-backed securities
U.S.	$5	$—	$6	$10	$18	$—	$2	$41
Non-U.S.	—	—	7	—	—	—	—	7
Other mortgage-backed securities	$5	$—	$13	$10	$18	$—	$2	$48
Total	$409	$1,413	$645	$199	$161	$1	$442	$3,270
% of Total	13%	43%	20%	6%	5%	—%	13%	100%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

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
Residential mortgage-backed securities includes U.S. residential mortgage-backed securities, which generally have a low risk of default and carry the implicit backing of the U.S. government. The issuers of these securities are U.S. government agencies or GSEs, which set standards on the mortgages before accepting them into the program. Although these U.S. government backed securities do not carry a formal rating, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues. They are considered prime mortgages and the major risk is uncertainty of the timing of prepayments. While there have been market concerns regarding sub-prime mortgages, the Company did not have direct exposure to these types of securities in its own investment portfolio at March 31, 2016, other than $13 million of investments in distressed asset vehicles (included in Other invested assets). At March 31, 2016, the Company’s U.S. residential mortgage-backed securities included approximately $4 million (less than 1% of U.S. residential mortgage-backed securities) of collateralized mortgage obligations, where the Company deemed the entry point and price of the investment to be attractive.
Other mortgage-backed securities includes U.S. and non-U.S. commercial mortgage-backed securities.

Short-term investments consisted of U.S. and non-U.S. government obligations and foreign corporate bonds. At March 31, 2016, the fair value and credit ratings of short-term investments were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2016	U.S. Government	Non-U.S. Government	Corporate	Fair Value	AAA	AA	A	BBB	Below investment grade / Unrated
Country
U.S.	$29	$—	$—	$29	$—	$29	$—	$—	$—
All Other	—	1	4	5	1	—	—	3	1
Total	$29	$1	$4	$34	$1	$29	$—	$3	$1
% of Total	87%	1%	12%	100%	1%	87%	—%	9%	3%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent). Investment grade reflects a rating of BBB- or above.
Equities are comprised of publicly traded common stocks, public exchange traded funds (ETFs), real estate investment trusts (REITs) and funds holding fixed income securities. The fair value of equities (including equities held in ETFs, REITs and funds holding fixed income securities) at March 31, 2016 were as follows (in millions of U.S. dollars):

March 31, 2016	Fair Value	Percentage to Total Fair Value of Equities
Sector
Finance	$44	18%
Consumer noncyclical	42	17
Insurance	30	12
Technology	28	11
Industrials	26	10
Consumer cyclical	25	10
Communications	23	9
All Other	34	13%
Total	$252	100%
Mutual funds and exchange traded funds
Funds and ETFs holding equities	70
Funds holding fixed income securities	2
Total equities	$324
At March 31, 2016, the Company’s “insurance sector” equities included an investment of $15 million in Essent Group Ltd. (Essent), the U.S. mortgage guaranty insurance company that conducted an initial public offering in the fourth quarter of 2013.
At March 31, 2016, U.S. issuers represented 65% of the publicly traded common stocks and ETFs. At March 31, 2016, the ten largest common stocks accounted for 29% of equities (excluding equities held in ETFs and funds holding fixed income securities). At March 31, 2016, other than the Company’s investment in Essent, no single common stock issuer accounted for more than 6% of total equities (excluding equities held in ETFs and funds holding fixed income securities) or more than 1% of the Company’s total investments and cash and cash equivalents. At March 31, 2016, approximately 87% (or $63 million) of funds and ETFs holding equities were emerging markets funds. At March 31, 2016, the Company did not hold any emerging markets funds within the funds holding fixed income securities category. At March 31, 2016, the Company did not hold any equities (excluding equities held in ETFs and funds holding fixed income securities) issued by finance sector institutions based in peripheral EU countries (Portugal, Ireland, Italy, Greece and Spain).
Maturity Distribution
The distribution of fixed maturities and short-term investments at March 31, 2016 by contractual maturity date was as follows (in millions of U.S. dollars):

March 31, 2016	Cost	Fair Value
One year or less	$431	$431
More than one year through five years	4,416	4,521
More than five years through ten years	3,123	3,224
More than ten years	1,485	1,608
Subtotal	$9,455	$9,784
Mortgage/asset-backed securities	3,247	3,270
Total	$12,702	$13,054
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
Other Invested Assets
At March 31, 2016, the Company’s other invested assets consisted primarily of investments in non-publicly traded companies, asset-backed securities, notes and loan receivables, note securitizations, annuities and residuals and other specialty asset classes. These assets, together with the Company’s derivative financial instruments that were in a net unrealized gain or loss position are reported within Other invested assets in the Company’s Condensed Consolidated Balance Sheets. The fair value and notional value (if applicable) of other invested assets at March 31, 2016 were as follows (in millions of U.S. dollars):

March 31, 2016	Carrying Value (1)	Notional Value of Derivatives
Strategic investments	$220	$	n/a
Asset-backed securities (including annuities and residuals)	9		n/a
Notes and loan receivables and notes securitizations	187		n/a
Total return swaps	—		42
Interest rate swaps (2)	(25)		196
Insurance-linked securities (3)	4		141
Futures contracts	4		3,186
Foreign exchange forward contracts	11		2,028
Foreign currency option contracts	2		90
TBAs	2		439
Other	45		n/a
Total	$459

n/a: Not applicable

(1)	Included in Other invested assets are investments that are accounted for using the cost method of accounting, equity method of accounting or fair value accounting.

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

At March 31, 2016, the Company’s strategic investments included $220 million of investments classified in Other invested assets. These strategic investments include investments in non-publicly traded companies, private placement equity and bond investments, other specialty asset classes and the investments in distressed asset vehicles comprised of sub-prime mortgages, which were discussed above in the residential mortgage-backed securities category of Investments—Trading Securities. In addition to the Company’s strategic investments that are classified in Other invested assets, strategic investments of $50 million are recorded in equities and other assets at March 31, 2016.
At March 31, 2016, the Company’s principal finance activities included $207 million of investments classified in Other invested assets, which were comprised primarily of asset-backed securities, notes and loan receivables, notes securitizations, annuities and residuals, private placement equity investments and total return and interest rate swaps related to principal finance activities.

For total return swaps within the principal finance portfolio, the Company uses internal valuation models to estimate the fair value of these derivatives and develops assumptions that require significant judgment, such as the timing of future cash flows, credit spreads and the general level of interest rates. For interest rate swaps, the Company uses externally modeled quoted prices that use observable market inputs. At March 31, 2016, all of the Company’s principal finance total return and interest rate swap portfolio was related to tax advantaged real estate backed transactions.
Although the Company has not entered into any credit default swaps at March 31, 2016, from time to time the Company also utilizes credit default swaps to mitigate the risk associated with certain of its underwriting obligations, most notably in the credit/surety line, to replicate investment positions or to manage market exposures and to reduce the credit risk for specific fixed maturities in its investment portfolio. The Company uses externally modeled quoted prices that use observable market inputs to estimate the fair value of these swaps.
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
At March 31, 2016, the Company’s Other invested assets did not include any exposure to peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain) and included direct exposure to mutual fund investments in other EU countries of less than $1 million. The counterparties to the Company’s foreign exchange forward contracts and foreign currency option contracts include European finance sector institutions rated A- or better by Standard & Poor’s and the Company manages its exposure to individual institutions. The Company also has exposure to the euro related to the utilization of foreign exchange forward contracts and other derivative financial instruments in its hedging strategy (see Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk in Item 3 below).
Funds Held – Directly Managed
For a discussion of the funds held – directly managed account and the related quota share retrocession agreement, see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 3 below. The composition of the investments underlying the funds held – directly managed account at March 31, 2016 is discussed below.
At March 31, 2016, all of the fixed income investments underlying the funds held – directly managed account were publicly traded and were rated investment grade (BBB- or higher) by Standard & Poor’s (or estimated equivalent).
The average credit quality, the average yield to maturity and the expected average duration of the fixed maturities underlying the funds held – directly managed account at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
Average credit quality	AA		AA
Average yield to maturity	0.8%		1.2%
Expected average duration	3.7	years	3.6	years
The average credit quality and expected average duration of the fixed maturities underlying the funds held – directly managed account at March 31, 2016 were comparable to December 31, 2015.

The decrease in the average yield to maturity of fixed maturities underlying the funds held – directly managed account at March 31, 2016 compared to December 31, 2015 was primarily due to the sale and maturity of higher yielding investments (which were used to pay losses related to the run-off of the underlying reserves) and decreases in U.S. and European risk-free interest rates.
The cost, fair value and credit rating of the investments underlying the funds held – directly managed account at March 31, 2016 were as follows (in millions of U.S. dollars):

			Credit Rating (2)
March 31, 2016	Cost (1)	Fair Value	AAA	AA	A	BBB
Fixed maturities
U.S. government	$143	$145	$—	$145	$—	$—
U.S. government sponsored enterprises	52	54	—	54	—	—
Non-U.S. sovereign government, supranational and government related	117	126	27	80	19	—
Corporate	86	91	18	5	43	25
Fixed maturities	$398	$416	$45	$284	$62	$25
Other invested assets	22	11
Total (3)	$420	$427
% of Total fixed maturities			11%	68%	15%	6%

(1)	Cost is amortized cost for fixed maturities.

(2)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).

(3)
In addition to the fair value of $427 million of investments underlying the funds held – directly managed account at March 31, 2016, the funds held – directly managed account also includes cash and cash equivalents of $39 million, accrued investment income of $4 million and other assets and liabilities related to the underlying business of $110 million. Accordingly, the total balance in the funds held – directly managed account was $580 million at March 31, 2016.

The increase in the fair value of the investment portfolio underlying the funds held – directly managed account from $400 million at December 31, 2015 to $427 million at March 31, 2016 was primarily related to decreases in U.S. and European risk-free interest rates and the weakening of the U.S. dollar against most major currencies.
The U.S. government category includes U.S. treasuries which are not rated, however, they are generally considered to have a credit quality equivalent to or greater than AA+ corporate issues.
The U.S. government sponsored enterprises (GSEs) category includes securities that carry the implicit backing of the U.S. government and securities issued by U.S. government agencies. At March 31, 2016, 81% of this category was rated AA with the remaining 19%, although not specifically rated, generally considered to have a credit quality equivalent to AA+ corporate issues.

The non-U.S. sovereign government, supranational and government related category includes obligations of non-U.S. sovereign governments, political subdivisions, agencies and supranational debt. The fair value and credit ratings of non-U.S. sovereign government, supranational and government related obligations underlying the funds held – directly managed account at March 31, 2016 were as follows (in millions of U.S. dollars):

					Credit Rating (1)
March 31, 2016	Non-U.S. Sovereign Government	Supranational Debt	Non-U.S. Government Related	Fair Value	AAA	AA	A
Non-European Union
Canada	$3	$—	$18	$21	$5	$1	$15
All Other	—	4	—	4	4	—	—
Total Non-European Union	$3	$4	$18	$25	$9	$1	$15
European Union
France	$20	$—	$22	$42	$1	41	$—
Belgium	20	—	—	20	—	20	—
All Other	17	22	—	39	17	18	4
Total European Union	$57	$22	$22	$101	$18	$79	$4
Total	$60	$26	$40	$126	$27	$80	$19
% of Total	48%	21%	31%	100%	22%	63%	15%

(1)	All references to credit rating reflect Standard & Poor’s (or estimated equivalent).
At March 31, 2016, the investments underlying the funds held – directly managed account included less than $1 million of securities issued by peripheral European Union (EU) sovereign governments (Portugal, Italy, Ireland, Greece and Spain).
Corporate bonds underlying the funds held – directly managed account are comprised of obligations of U.S. and foreign corporations. The fair value of corporate bonds issued by U.S. and foreign corporations underlying funds held – directly managed account by economic sector at March 31, 2016 were as follows (in millions of U.S. dollars):

March 31, 2016	U.S.	Foreign	Fair Value	Percentage to Total Fair Value of Corporate Bonds
Sector
Finance	$4	$30	$34	37%
Energy	5	9	14	16
Utilities	4	10	14	16
Consumer noncyclical	10	2	12	13
All Other	6	11	17	18
Total	$29	$62	$91	100%
% of Total	32%	68%	100%
At March 31, 2016, other than the U.S., Norway, Netherlands and France, which accounted for 32%, 14%, 13% and 13%, respectively, no other country accounted for more than 10% of the Company’s corporate bonds underlying the funds held – directly managed account.
At March 31, 2016, the ten largest issuers accounted for 51% of the corporate bonds underlying the funds held – directly managed account and no single issuer accounted for more than 10% of corporate bonds underlying the funds held – directly managed account (or more than 2% of the investments and cash underlying the funds held – directly managed account). At March 31, 2016, all of the finance sector corporate bonds held were rated A or better by Standard & Poor’s (or estimated equivalent).
At March 31, 2016, the fair value of corporate bonds underlying the funds held – directly managed account that were issued by companies in the European Union were as follows (in millions of U.S. dollars):

March 31, 2016	Government Guaranteed Corporate Debt	Finance Sector Corporate Bonds	Non-Finance Sector Corporate Bonds	Fair Value
European Union
Netherlands	$—	$6	$6	$12
France	—	4	8	12
United Kingdom	—	6	2	8
Ireland	—	4	—	4
All Other	2	2	4	8
Total	$2	$22	$20	$44
% of Total	3%	51%	46%	100%
At March 31, 2016, corporate bonds underlying the funds held – directly managed account included less than $5 million of finance sector corporate bonds issued by companies in peripheral EU countries (Portugal, Italy, Ireland, Greece and Spain).
Other invested assets underlying the funds held – directly managed account primarily consists of real estate fund investments.
Maturity Distribution
The distribution of fixed maturities underlying the funds held – directly managed account at March 31, 2016 by contractual maturity date was as follows (in millions of U.S. dollars):

March 31, 2016	Cost	Fair Value
One year or less	$85	$86
More than one year through five years	187	195
More than five years through ten years	108	116
More than ten years	18	19
Total	$398	$416
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
European Exposures
For a discussion of the Company’s management of the recent uncertainties related to European sovereign debt exposures, the uncertainties surrounding Europe in general and the Company’s responses to them, see Financial Condition, Liquidity and Capital Resources—Investments—European exposures in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have not been any significant changes to the Company’s guidelines adopted in response to the European crisis during the three months ended March 31, 2016.
The Company’s exposures to European sovereign governments and other European related investment risks are discussed above within each category of the Company’s investment portfolio and the investments underlying the funds held – directly managed account. In addition, the Company’s other investment and derivative exposures to European counterparties are discussed in Other Invested Assets above. See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s exposure to the European sovereign debt crisis.
Funds Held by Reinsured Companies (Cedants)
In addition to the funds held – directly managed account described above, the Company writes certain business on a funds held basis. Funds held by reinsured companies at March 31, 2016 have not changed significantly since December 31, 2015. See Funds Held by Reinsured Companies (Cedants) in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Unpaid Losses and Loss Expenses
The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at March 31, 2016.
At March 31, 2016 and December 31, 2015, the Company recorded gross and net Non-life reserves for unpaid losses and loss expenses as follows (in millions of U.S. dollars):

	March 31, 2016	December 31, 2015
Gross Non-life reserves for unpaid losses and loss expenses	$9,331	$9,065
Net Non-life reserves for unpaid losses and loss expenses	9,138	8,875
Net reserves guaranteed by Colisée Re	547	514
The net Non-life reserves for unpaid losses and loss expenses at March 31, 2016 and December 31, 2015 include $547 million and $514 million, respectively, of reserves guaranteed by Colisée Re (see Item 1 of Part I and Note 8 to Consolidated Financial Statements included in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Reserve Agreement).
The net Non-life reserves for unpaid losses and loss expenses for the three months ended March 31, 2016 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2016
Net liability at December 31, 2015	$8,875
Net incurred losses related to:
Current year	693
Prior years	(183)
510
Change in Colisée Re Reserve Agreement	28
Net paid losses	(370)
Effects of foreign exchange rate changes	95
Net liability at March 31, 2016	$9,138
The increase in net Non-life reserves for unpaid losses and loss expenses from $8,875 million at December 31, 2015 to $9,138 million at March 31, 2016 primarily reflects net incurred losses and the impact of the weakening of the U.S. dollar against most major currencies, which were partially offset by net paid losses during the three months ended March 31, 2016.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of losses and loss expenses and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the impact of foreign exchange on unpaid losses and loss expenses.
Policy Benefits for Life and Annuity Contracts
At March 31, 2016 and December 31, 2015, the Company recorded gross and net policy benefits for life and annuity contracts as follows (in millions of U.S. dollars):

	March 31, 2016	December 31, 2015
Gross policy benefits for life and annuity contracts	$2,089	$2,052
Net policy benefits for life and annuity contracts	2,046	2,009

The net policy benefits for life and annuity contracts for the three months ended March 31, 2016 were as follows (in millions of U.S. dollars):

For the three months ended March 31, 2016
Net liability at December 31, 2015	$2,009
Net incurred losses related to:
Current year	220
Prior years	(15)
205
Net paid losses	(188)
Effects of foreign exchange rate changes	20
Net liability at March 31, 2016	$2,046
The increase in net policy benefits for life and annuity contracts from $2,009 million at December 31, 2015 to $2,046 million at March 31, 2016 was primarily due to net incurred losses and the impact of the weakening of the U.S. dollar against most major currencies, which were partially offset by paid losses. The net incurred losses for the Company’s Life and Health reserves will generally exceed net paid losses in any one given year due to the long-term nature of the liabilities and the growth in the book of business.
See Critical Accounting Policies and Estimates—Losses and Loss Expenses and Life Policy Benefits and Results by Segment above for a discussion of life policy benefits and prior year loss developments. See also Business—Reserves in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Reinsurance Recoverable on Paid and Unpaid Losses
The Company has exposure to credit risk related to reinsurance recoverable on paid and unpaid losses. See Note 9 to Consolidated Financial Statements and Quantitative and Qualitative Disclosures about Market Risk—Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s risk related to reinsurance recoverable on paid and unpaid losses and the Company’s process to evaluate the financial condition of its reinsurers.
Contractual Obligations and Commitments
In the normal course of its business, the Company is a party to a variety of contractual obligations, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.
Other than the items discussed below, the Company’s contractual obligations at March 31, 2016 have not changed materially compared to December 31, 2015.
On March 24, 2016, the Company agreed to purchase from EXOR a 36% shareholding in the privately held United Kingdom real estate investment and development group, Almacantar Group S.A. (Almacantar), as well as certain financial investments, mainly third party funds, based upon the net asset value of these investments. In April 2016, the Company paid a total cash consideration of $729 million for its investments in Almacantar and the third party funds. In addition to this amount, the Company expects to pay a further amount of less than $10 million in the second quarter of 2016 related to the purchase of the remaining assets from EXOR.
On April 1, 2016, the Company launched an exchange offer, in accordance with the Merger Agreement, whereby participating preferred shareholders may exchange any or all existing preferred shares for newly issued preferred shares reflecting an extended call date of the fifth anniversary from the date of issuance. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s existing preferred shares. As a result, the principal due will not change, however, dividends related to the exchanged shares will extend the contractual obligation related to the preferred shares. The exchange offer expired on April 29, 2016. As a result of the exchange offer, the Company will cancel the existing preferred shares tendered in the exchange offer. Non-tendered existing preferred shares will remain outstanding and continue to trade on the NYSE until such time as the Company decides to redeem them in accordance with their terms of issuance. The Company will seek a comparable credit rating for the new preferred shares as is held by the existing preferred shares.
The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, the reimbursement of certain expenses, retention incentive payments, as well as certain severance and change in control provisions. Specifically, the Company expects to incur a pre-tax charge of approximately $10 million in 2016 related to certain executive changes.

Shareholders’ Equity and Capital Resources Management
Shareholders’ equity attributable to PartnerRe Ltd. common shareholders was $6.9 billion at March 31, 2016, flat compared to December 31, 2015. The major changes in shareholders’ equity during the three months ended March 31, 2016 were:

•	comprehensive income of $236 million, which was primarily related to net income; and

•	reissuance of common shares from treasury under the Company’s employee equity plans of $50 million; partially offset by

•	dividend payments of $201 million related to the Company’s common and preferred shares, including the payment of the Special Dividend; and

•	settlement of certain share-based awards by the Company of $75 million upon the closing of the Merger.
See Results of Operations and Review of Net Income above for a discussion of the Company’s net income for the three months ended March 31, 2016.
As part of its long-term strategy, the Company will seek to grow capital resources to support its operations throughout the reinsurance cycle, maintain strong ratings from the major rating agencies and maintain the unquestioned ability to pay claims as they arise. The Company may also seek to restructure its capital through the repayment or purchase of debt obligations, or increase or restructure its capital through the issuance of debt, when opportunities arise.
Management uses certain key measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. For a discussion related to growth in tangible book value see Key Financial Measures above.
The capital structure of the Company at March 31, 2016 and December 31, 2015 was as follows (in millions of U.S. dollars):

	March 31, 2016		December 31, 2015
Capital Structure:
Senior notes(1)	$750	10%	$750	10%
Capital efficient notes(2)	63	1	63	1
Preferred shares, aggregate liquidation value	854	11	854	11
Common shareholders’ equity attributable to PartnerRe Ltd.	6,056	78	6,047	78
Total Capital	$7,723	100%	$7,714	100%

(1)
PartnerRe Finance A LLC and PartnerRe Finance B LLC, the issuers of the Senior Notes, do not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $750 million in its Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

(2)
PartnerRe Finance II Inc., the issuer of the CENts, does not meet consolidation requirements under U.S. GAAP. Accordingly, the Company shows the related intercompany debt of $71 million in its Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

Total capital was flat at $7.7 billion at March 31, 2016 compared to December 31, 2015 with the major changes related to the same factors described above for shareholders’ equity attributable to PartnerRe Ltd.
Indebtedness
There was no change in the Company’s indebtedness at March 31, 2016 compared to December 31, 2015 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2016. See Note 10 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s indebtedness.

Shareholders’ Equity
Share Reissuances
During the three months ended March 31, 2016, the Company reissued approximately 0.2 million of its common shares under its employee share-based awards program at a total cost of $18.4 million, representing an average cost of $83.11 per share.
On March 18, 2016, the Company announced completion of the acquisition by EXOR following receipt of all regulatory approvals. Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger was cancelled and one common share at $1.00 par value was issued to Exor N.V., representing 100% common share ownership of the Company.
Redeemable Preferred Shares
On April 1, 2016, the Company launched an exchange offer, in accordance with the Merger Agreement, whereby participating preferred shareholders may exchange any or all existing preferred shares for newly issued preferred shares reflecting an extended call date of the fifth anniversary from the date of issuance. The terms of the newly issued preferred shares would be otherwise identical in all material respects to the Company’s existing preferred shares. The exchange offer provides for a restriction on the payment of dividends on common shares to an amount not exceeding 67% of net income until December 31, 2020. The exchange offer expired on April 29, 2016. As a result of the exchange offer, the Company will cancel the existing preferred shares tendered in the exchange offer. Non-tendered existing preferred shares will remain outstanding and continue to trade on the NYSE until such time as the Company decides to redeem them in accordance with their terms of issuance. The Company will seek a comparable credit rating for the new preferred shares as is held by the existing preferred shares.
See Shareholders’ Equity and Capital Resources Management—Shareholders’ Equity in Item 7 of Part II and Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information related to the shareholders’ equity.
Liquidity
Liquidity is a measure of the Company’s ability to access sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Management believes that its significant cash flows from operations and high quality liquid investment portfolio will provide sufficient liquidity for the foreseeable future. At March 31, 2016 and December 31, 2015, cash and cash equivalents were $1.7 billion and $1.6 billion, respectively. The increase in cash and cash equivalents was primarily due to net investment income, the timing of investing activities and asset reallocations to fund certain real estate and third party fund asset purchases that are expected to be completed in the second quarter of 2016. These increases in cash and cash equivalents were partially offset by dividend payments and payments to settle share-based awards upon the closing of the Merger.
Net cash provided by operating activities was $92 million in the three months ended March 31, 2016 compared to $139 million in same period of 2015. The decrease in net cash provided by operating activities in the three months ended March 31, 2016 was mainly due to higher transaction costs.
Net cash provided by investing activities was $338 million in the three months ended March 31, 2016 compared to $115 million in the same period of 2015. The net cash provided by investing activities in the three months ended March 31, 2016 primarily reflects the timing of investment activities and cash outflows to fund the payment of the Special Dividend upon closing of the Merger and to fund the asset purchases expected to be completed in the second quarter of 2016, as discussed above.
Net cash used in financing activities was $263 million in the three months ended March 31, 2016 compared to $123 million in the same period of 2015. Net cash used in financing activities in the three months ended March 31, 2016 and 2015 was primarily related to the dividend payments on common and preferred shares, including the payment of the Special Dividend, and the settlement of certain share-based awards.
At March 31, 2016, there were no restrictions on the Company’s ability to pay common and preferred shareholders’ dividends from retained earnings except for the reinsurance subsidiaries’ dividend restrictions as described in Note 14 to Consolidated Financial Statements in Item 8 of Part II of the Company’s report on Form 10-K for the year ended December 31, 2015. See also Shareholders’ Equity above for a discussion of future restrictions related to the exchange offer for the preferred shares.
The Company believes that annual positive cash flows from operating activities will be sufficient to cover claims payments, absent a series of additional large catastrophic loss activity. In the event that paid losses accelerate beyond the Company’s ability to fund such payments from operating cash flows, the Company would use its cash and cash equivalents balances available, liquidate a portion of its high quality and liquid investment portfolio or access certain uncommitted credit facilities. As discussed in Investments above, the Company’s investments and cash and cash equivalents (excluding the funds held - directly managed account) totaled $15.6 billion at March 31, 2016, the main components of which were investment grade fixed maturities, short-term investments and cash and cash equivalents totaling $14.0 billion.
Financial strength ratings and senior unsecured debt ratings represent the opinions of rating agencies on the Company’s capacity to meet its obligations. During the three months ended March 31, 2016, Fitch downgraded the Company’s financial strength rating to A+ (Stable) reflecting their view that the Company’s position in the challenging reinsurance market environment, which is expected to result in ongoing pressure on earnings, no longer supported the former ratings. The Company’s current financial strength ratings and outlooks with Standard & Poor’s and A.M. Best have remained unchanged since December 31, 2015 and following the closing of the Merger. The Company continues to be in dialogue with these rating agencies to address their concerns. The Company’s current financial strength ratings and outlook with Moody’s have remained unchanged since December 31, 2015 and following the closing of the Merger.
There were no other changes in the Company’s current financial strength ratings at March 31, 2016 compared to December 31, 2015. See also Shareholders’ Equity and Capital Resources Management—Liquidity in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Credit Agreements
In the normal course of its operations, the Company enters into agreements with financial institutions to obtain unsecured and secured credit facilities. These facilities are used primarily for the issuance of letters of credit, although a portion of these facilities may also be used for liquidity purposes. The Company’s credit facilities have not changed significantly since December 31, 2015. See Credit Agreements in Item 7 of Part II and Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information related to the credit facilities available to the Company.
Currency
See Results of Operations and Review of Net Income above for a discussion of the impact of foreign exchange and net foreign exchange gains and losses during the three months ended March 31, 2016.
The foreign exchange gain or loss resulting from the translation of the Company’s subsidiaries’ and branches’ financial statements (expressed in euro or Canadian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income or loss in shareholders’ equity. The currency translation adjustment account increased during the three months ended March 31, 2016 primarily due to the translation of the Company’s branch that uses the Canadian dollar as its functional currency due to the weakening of the U.S. dollar against the Canadian dollar.
The reconciliation of the currency translation adjustment for the three months ended March 31, 2016 was as follows (in millions of U.S. dollars):

For the three months ended March 31, 2016
Currency translation adjustment at beginning of period	$(54)
Change in foreign currency translation adjustment included in accumulated other comprehensive loss, inclusive of the impact of designated net investment hedges	21
Currency translation adjustment at end of period	$(33)
From time to time, the Company enters into net investment hedges. At March 31, 2016, the Company held foreign exchange forward contracts (with notional amounts of €350 million) to hedge a portion of its net investment exposure to the euro against the U.S. dollar.
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
Overview
Management believes that the Company is principally exposed to five types of market related risk: interest rate risk, credit spread risk, foreign currency risk, counterparty credit risk and equity price risk. How these risks relate to the Company, and the process used to manage them, is discussed in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion of market risks at March 31, 2016 focuses only on material changes from December 31, 2015 in the Company’s market risk exposures, or how those exposures are managed.
Interest Rate Risk
The Company’s fixed maturity portfolio and the fixed maturity securities in the investment portfolio underlying the funds held – directly managed account are exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. The Company manages interest rate risk on liability funds by constructing bond portfolios in which the economic impact of a general interest rate shift is comparable to the impact on the related liabilities. The Company believes that this process of matching the duration mitigates the overall interest rate risk on an economic basis. The Company manages the exposure to interest rate volatility on capital funds by choosing a duration profile that it believes will optimize the risk-reward relationship. For additional information on liability funds and capital funds, see Financial Condition, Liquidity and Capital Resources in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
At March 31, 2016, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global bond curves would result in a change in the fair value of investments exposed to interest rate risk, the fair value of funds held – directly managed account exposed to interest rate risk, total invested assets, and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2016	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to interest rate risk (1)(2)	$15,773	8%	$15,195	4%	$14,617	$14,039	(4)%	$13,461	(8)%
Fair value of funds held – directly managed account exposed to interest rate risk (2)	489	8	472	4	455	438	(4)	421	(8)
Total invested assets (3)	17,381	7	16,786	4	16,191	15,596	(4)	15,001	(7)
Shareholders’ equity attributable to PartnerRe Ltd.	8,100	17	7,505	9	6,910	6,315	(9)	5,720	(17)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
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
The impact of an immediate change in interest rates on the fair value of investments and funds held – directly managed exposed to interest rate risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2016 compared to December 31, 2015.

For additional information related to the Company’s debt obligations and preferred securities, see Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For additional information related to the Company’s debt obligations also see Note 4 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report.
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
At March 31, 2016, the Company estimates that the hypothetical case of an immediate 100 basis points or 200 basis points parallel shift in global credit spreads would result in a change in the fair value of investments and the fair value of funds held –directly managed account exposed to credit spread risk, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. as follows (in millions of U.S. dollars):

	-200 Basis Points	% Change	-100 Basis Points	% Change	March 31, 2016	+100 Basis Points	% Change	+200 Basis Points	% Change
Fair value of investments exposed to credit spread risk (1)(2)	$15,517	6%	$15,067	3%	$14,617	$14,167	(3)%	$13,717	(6)%
Fair value of funds held – directly managed account exposed to credit spread risk (2)	467	3	461	1	455	449	(1)	443	(3)
Total invested assets (3)	17,103	6	16,647	3	16,191	15,735	(3)	15,279	(6)
Shareholders’ equity attributable to PartnerRe Ltd.	7,822	13	7,366	7	6,910	6,454	(7)	5,998	(13)

(1)	Includes certain other invested assets, certain cash and cash equivalents and funds holding fixed income securities.

(2)	Excludes accrued interest.

(3)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
The changes above also do not take into account any potential mitigating impact from the equity market, taxes, and the change in the economic value of the Company’s reinsurance liabilities, which may offset the economic impact on invested assets.
The impact of an immediate change in credit spreads on the fair value of investments and funds held – directly managed exposed to credit spread risk, the Company’s total invested assets and shareholders’ equity attributable to PartnerRe Ltd., in both absolute terms and as a percentage of total invested assets and shareholders’ equity attributable to PartnerRe Ltd., has not changed significantly at March 31, 2016 compared to December 31, 2015.
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

The Company’s gross and net exposure in its Condensed Consolidated Balance Sheet at March 31, 2016 to foreign currency, as well as the associated foreign currency derivatives the Company has entered into to manage this exposure, was as follows (in millions of U.S. dollars):

	euro	GBP	CAD	CHF	SGD	Other	Total (1)
Total assets	$2,863	$1,729	$861	$44	$155	$626	$6,278
Total liabilities	(3,482)	(1,431)	(371)	(339)	(25)	(1,381)	(7,029)
Total gross foreign currency exposure	(619)	298	490	(295)	130	(755)	(751)
Total derivative amount	433	(350)	(29)	275	(104)	672	897
Net foreign currency exposure	$(186)	$(52)	$461	$(20)	$26	$(83)	$146

(1)
As the U.S. dollar is the Company’s reporting currency, there is no currency risk attached to the U.S. dollar and it is excluded from this table. The U.S. dollar accounted for the difference between the Company’s total foreign currency exposure in this table and the total assets and total liabilities in the Company’s Condensed Consolidated Balance Sheet at March 31, 2016.

The above numbers include the Company’s investment in certain of its subsidiaries and branches, whose functional currencies are the euro or Canadian dollar, and the foreign exchange forward contracts that the Company entered into during the three months ended March 31, 2016 to hedge a portion of its translation exposure in light of the significant volatility in foreign exchange markets.
At March 31, 2016, assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar of 10% or 20% relative to all of the other currencies held by the Company simultaneously would result in a change in the Company’s net foreign currency exposure of $15 million and $29 million, respectively, inclusive of the effect of foreign exchange forward contracts and other derivative financial instruments.
Counterparty Credit Risk
The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed maturity securities it purchases. At March 31, 2016, approximately 74% the Company’s fixed maturity and short-term investments (including funds holding fixed maturity securities and excluding the funds held – directly managed account) were rated A- or better and 7% were rated below investment grade or not rated. The Company believes this high quality concentration reduces its exposure to credit risk on fixed maturity investments to an acceptable level.
At March 31, 2016, the Company was not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+. The single largest non-U.S. sovereign government issuer accounted for less than 12% of the Company’s total non-U.S. sovereign government, supranational and government related category (excluding the funds held – directly managed account) and less than 1% of total investments and cash (excluding the funds held – directly managed account) at March 31, 2016. In addition, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 3% and 15% of the Company’s total corporate fixed maturity securities (excluding the funds held – directly managed account), respectively, at March 31, 2016. Within the segregated investment portfolio underlying the funds held – directly managed account, the single largest corporate issuer and the top 10 corporate issuers accounted for less than 10% and 51% of total corporate fixed maturity securities underlying the funds held – directly managed account at March 31, 2016, respectively.
The Company keeps cash and cash equivalents in several banks and ensures that there are no significant concentrations at any point in time, in any one bank. At March 31, 2016, the Company held cash and cash equivalent of $1.4 billion with a high credit quality international bank which was primarily invested in United States government and government sponsored enterprises’ money market funds. This concentration at March 31, 2016 was partially due to certain specific cash requirements related to funding of certain real estate and third party fund asset purchases in the second quarter of 2016.
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

•
the credit risk of AXA or its affiliates in the event of their insolvency or their failure to honor their obligations under the Acquisition Agreements (see Business—Reserves—Reserve Agreement in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015);

•	as it relates to its business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company;

•	as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses; and

•	under its retrocessional reinsurance contracts.
The concentrations of the Company’s counterparty credit risk exposures have not changed materially at March 31, 2016, compared to December 31, 2015. See Counterparty Credit Risk in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of credit risks.
Equity Price Risk
The Company invests a portion of its capital funds in equity securities (fair market value of $322 million, excluding funds holding fixed income securities of $2 million) at March 31, 2016. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. The Company believes that the effects of diversification and the relatively small size of its investments in equities relative to total invested assets mitigate its exposure to equity price risk. The Company estimates that its equity investment portfolio has a beta versus the S&P 500 Index of approximately 0.97 on average. Portfolio beta measures the response of a portfolio’s performance relative to a market return, where a beta of 1 would be an equivalent return to the index. Given the estimated beta for the Company’s equity portfolio, a 10% and 20% movement in the S&P 500 Index would result in a change in the fair value of the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2016 as follows (in millions of U.S. dollars):

	20% Decrease	% Change	10% Decrease	% Change	March 31, 2016	10% Increase	% Change	20% Increase	% Change
Equities (1)	$260	(19)%	$291	(10)%	$322	$353	10%	$384	19%
Total invested assets (2)	16,129	—	16,160	—	16,191	16,222	—	16,253	—
Shareholders’ equity attributable to PartnerRe Ltd.	6,848	(1)	6,879	(1)	6,910	6,941	1	6,972	1

(1)	Excludes funds holding fixed income securities of $2 million.

(2)	Includes total investments, cash and cash equivalents, the investment portfolio underlying the funds held – directly managed account and accrued interest.
This change does not take into account any potential mitigating impact from the fixed maturity securities or taxes.
There was no material change in the absolute or percentage impact of an immediate change of 10% in the S&P 500 Index on the Company’s equity portfolio, total invested assets and shareholders’ equity attributable to PartnerRe Ltd. at March 31, 2016 compared to December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2016, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures are effective such that information required to be disclosed by the Company in reports that it files or submits pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to Management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.
There have been no changes in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There has been no significant change in legal proceedings at March 31, 2016 compared to December 31, 2015. See Note 18(f) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete review of important risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 18, 2016, the Company announced completion of the acquisition by EXOR. Pursuant to the terms of the Merger Agreement, each PartnerRe common share issued and outstanding immediately prior to the effective time of the Merger was cancelled and one common share at $1.00 par value was issued to Exor N.V., representing 100% common share ownership of the Company. As a result, and as stipulated by the Merger Agreement, PartnerRe common shares are no longer traded on the NYSE or the Bermuda Stock Exchange. The Company’s preferred shares continue to be traded on the NYSE following the closing of the transaction.
The Company did not make any repurchases of its equity securities during the period between January 1, 2016 and March 18, 2016, the acquisition date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibits—Included on page 77.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PartnerRe Ltd. (Registrant)

		By:	/S/ EMMANUEL CLARKE
		Name:	Emmanuel Clarke
		Title:	President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 2, 2016

		By:	/S/ MARIO BONACCORSO
		Name:	Mario Bonaccorso
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Date:	May 2, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Section 302 Certification of Emmanuel Clarke.
31.2	Section 302 Certification of Mario Bonaccorso.
32	Section 906 Certifications.
101.1
The following financial information from PartnerRe Ltd.’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.